Form 10-Q
period 1995-03-30
COMPUTER HORIZONS CORP
filed 1995-05-05
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                  F O R M 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended March 30, 1995                   Commission File Number 0-7282
                  --------------                                          ------

                            COMPUTER HORIZONS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                         13-2638902
- -------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

        49 Old Bloomfield Avenue, Mountain Lakes, New Jersey 07046-1495
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

       Registrant's telephone number, including area code (201) 402-7400

                                 Not Applicable
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                X
                               ---              --
                               Yes              No

As of May 2, 1995, the issuer had 8,993,937 shares of common stock outstanding, after retroactively adjusting for the three-for-two common stock split declared on April 25, 1995 (see Notes to Consolidated Financial Statements).

                            COMPUTER HORIZONS CORP.


                                     Index


         Part I            Financial Information

                           Consolidated Balance Sheets
                           March 30, 1995 and December 31, 1994

                           Consolidated Statements of Income
                           Three Months Ended March 30, 1995 and
                           1994

                           Consolidated Statements of Cash Flows
                           Three Months Ended March 30, 1995 and
                           1994

                           Notes to Consolidated Financial
                           Statements

                           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations


         Part II           Other Information

                           Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                     Mar. 30,    Dec. 31,
                                                                       1995        1994
                                                                     --------    --------
                                                                        (in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................     $   234     $ 2,278
   Accounts receivable, net of allowance for doubtful
      accounts of $542,000 and $566,000 at March 30, 1995 and
      December 31, 1994, respectively ..........................      34,525      30,636
   Deferred income tax benefit .................................         516         771
   Other .......................................................       1,380       1,108
                                                                     -------     -------
          TOTAL CURRENT ASSETS .................................      36,655      34,793
                                                                     -------     -------
PROPERTY AND EQUIPMENT .........................................       6,268       5,983
   Less accumulated depreciation ...............................       3,577       3,348
                                                                     -------     -------
                                                                       2,691       2,635
                                                                     -------     -------
OTHER ASSETS-NET:
   Goodwill ....................................................      11,337      11,065
   Other .......................................................         778         657
                                                                     -------     -------
          TOTAL OTHER ASSETS ...................................      12,115      11,722
                                                                     -------     -------

TOTAL ASSETS ...................................................     $51,461     $49,150
                                                                     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable - banks .......................................     $ 3,950     $ 3,200
   Current portion of long-term debt ...........................       1,428       1,556
   Accrued payroll, payroll taxes and benefits .................       6,441       7,305
   Accounts payable ............................................         731         560
   Income taxes payable ........................................       1,422         880
   Other accrued expenses ......................................         857         808
                                                                     -------     -------
          TOTAL CURRENT LIABILITIES ............................      14,829      14,309
                                                                     -------     -------

LONG-TERM DEBT .................................................       4,288       4,288
                                                                     -------     -------

OTHER LIABILITIES ..............................................         621         636
                                                                     -------     -------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
   Common  stock, $.10 par; authorized 30,000,000 shares; issued
      10,758,320 shares and 10,715,922 shares at March 30, 1995
      and December 31, 1994, respectively ......................       1,076       1,072
   Additional paid-in capital ..................................      13,762      13,642
   Retained earnings ...........................................      31,533      29,851
                                                                     -------     -------
                                                                      46,371      44,565
   Less shares held in treasury, at cost: 1,786,883 shares at
      March 30, 1995 and December 31, 1994 .....................      14,648      14,648
                                                                     -------     -------
          TOTAL SHAREHOLDERS' EQUITY ...........................      31,723      29,917
                                                                     -------     -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................     $51,461     $49,150
                                                                     =======     =======

See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME             (Unaudited)

                                                                        THREE MONTHS ENDED
                                                      ----------------------------------------------------
                                                          MARCH 30, 1995                MARCH 30, 1994
                                                      ----------------------        ----------------------
                                                               (in thousands, except per share data)

REVENUES ....................................         $43,867         100.0%         $33,171         100.0%
                                                      -------         -----          -------         -----

COSTS AND EXPENSES:
   Direct Costs .............................          31,366          71.5%          23,655          71.3%
   Selling, administrative and general ......           9,294          21.2%           7,281          21.9%
                                                      -------         -----          -------         -----
                                                       40,660          92.7%          30,936          93.3%
                                                      -------         -----          -------         -----

INCOME FROM OPERATIONS ......................           3,207           7.3%           2,235           6.7%
                                                      -------         -----          -------         -----

OTHER INCOME (expense):
   Interest income ..........................              37           0.1%              35           0.1%
   Interest expense .........................            (212)         -0.5%            (185)         -0.6%
                                                      -------         -----          -------         -----
                                                         (175)         -0.4%            (150)         -0.5%
                                                      -------         -----          -------         -----

INCOME BEFORE INCOME TAXES ..................           3,032           6.9%           2,085           6.3%
                                                      -------         -----          -------         -----

INCOME TAXES:
   Current ..................................           1,095           2.5%             915           2.8%
   Deferred .................................             255           0.6%              56           0.2%
                                                      -------         -----          -------         -----
                                                        1,350           3.1%             971           2.9%
                                                      -------         -----          -------         -----




NET INCOME ..................................         $ 1,682           3.8%         $ 1,114           3.4%
                                                      =======         =====          =======         =====

EARNINGS PER SHARE:
   Net income ...............................         $  0.18                        $  0.12
                                                      =======                        =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       9,502,000                      9,520,000
                                                    =========                      =========

See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                            Three Months Ended
                                                         ------------------------
                                                          March 30,     March 30,
                                                            1995          1994
                                                         ------------------------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES .............       $(2,144)       $(2,373)
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...........          (285)          (436)
   Acquisitions, net .............................          (240)
   (Increase) decrease in other assets ...........          (121)            11
                                                         -------        -------
                                                            (646)          (425)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable - banks, net .........           750            200
  Payments of long-term debt .....................          (128)          (127)
  Stock options exercised ........................           124            119
                                                         -------        -------
                                                             746            192
                                                         -------        -------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS ...............................        (2,044)        (2,606)

Cash and cash equivalents at beginning
  of year ........................................         2,278          4,370
                                                         -------        -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................       $   234        $ 1,764
                                                         =======        =======

See notes to consolidated financial statements.

                            COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Quarters Ended March 30, 1995 and 1994


         The information furnished reflects all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position and the results of its operations and changes in financial position for the periods indicated.

         Reference is made to the Company's annual financial statements for the year ended December 3l, l994, for a description of the accounting policies, which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. Except for the common stock split described below, the details in those notes have not changed except as a result of normal transactions in the interim.

         On April 25, 1995, the Company declared a three-for-two common stock split in the form of a 50% stock distribution to shareholders of record on May 9, 1995, payable on May 30, 1995. An amount equal to the $0.10 par value of the common shares to be distributed was retroactively transferred from additional paid-in capital to common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 For the Quarters Ended March 30, 1995 and 1994



         Consolidated revenues for the first quarter of 1995 increased 32% compared to the first quarter of 1994. The increase was the result of both the further development of the Company's solutions business and the continued expansion in its core business of providing professional software personnel services.

         Direct costs as a percentage of consolidated revenues were 71.5% and 71.3% for the first quarters of 1995 and 1994, respectively.

         Selling, administrative and general expenses were 21.2% of consolidated revenues for the first quarter of 1995, compared to 21.9% for the same period in 1994. This decrease is attributable to both tighter cost controls and higher consolidated revenues during the past year. The dollar expenditures were $9.3 million and $7.3 million for the respective periods.

         First quarter income from operations was $3.2 million in 1995, compared to $2.2 million in 1994, representing 7.3% and 6.7% of consolidated revenues for 1995 and 1994, respectively. The gains are primarily attributable to increased revenues and various cost containment initiatives. The Company's business is labor intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as payroll costs.

         The Company's effective tax rate for Federal, state and local income taxes was 44.5% and 46.6% for the periods ended March 30, 1995 and March 30, 1994, respectively. The effective rate for the first quarter of 1995 decreased due to profits increasing more than non-tax benefited charges. After accounting for non-tax benefited charges such as goodwill amortization and certain travel and entertainment deduction limitations, the Company's standard marginal income tax rate approximates 42%.

         Consolidated net income for the first quarter of 1995 was $1.7 million, or $.18 per share, compared with $1.1 million, or $.12 per share in 1994. Each quarter's earnings per share have been restated to reflect the 50% stock distribution declared by the Company on April 25, 1995 (see Notes to Consolidated Financial Statements).

         As of March 30, 1995, the Company had a current ratio of 2.5 to 1. Available bank lines of credit totaled $8.0 million at March 30, 1995 ($12.0 million less $4.0 million outstanding). As of May 2, 1995, the outstanding borrowings under these facilities was $6.2 million. Borrowings have been used to finance the growth in accounts receivable resulting from increased revenues and, in the first quarter of 1995, the effect of normal year-end purchase order expirations and resultant payment delays.

         The Company continuously reviews its future cash requirements, together with its available lines of credit and internally generated funds. The Company believes it will meet all working capital obligations and fund further development of its business at least through the end of 1995.

                           PART II Other Information



Item 6.

     b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    COMPUTER HORIZONS CORP.
                                              ----------------------------------
                                                         (Registrant)


DATE:      May 3, 1995                        /s/ John J. Cassese
     ---------------------                    ----------------------------------
                                              John Cassese, Chairman of the
                                              Board and President


DATE:      May 3, 1995                        /s/ Bernhard Hubert
     ---------------------                    ----------------------------------
                                              Bernhard Hubert, Executive Vice
                                              President and Chief Financial
                                              Officer (Principal Financial
                                              Officer)


DATE:      May 3, 1995                        /s/ Michael J. Shea, CPA
     ---------------------                    ----------------------------------
                                              Michael J. Shea, CPA
                                              Chief Accounting Officer and
                                              Controller (Principal Accounting
                                              Officer)