Form 10-Q
period 1995-06-28
COMPUTER HORIZONS CORP
filed 1995-08-10
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                  F O R M 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended June 28, 1995                    Commission File Number 0-7282
                  --------------                                          ------

                            COMPUTER HORIZONS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                         13-2638902
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

        49 Old Bloomfield Avenue, Mountain Lakes, New Jersey 07046-1495
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

       Registrant's telephone number, including area code (201) 402-7400
                                                          --------------

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
                               Yes              No

As of August 4, 1995, the issuer had 10,229,742 shares of common stock outstanding.

                            COMPUTER HORIZONS CORP.


                                     Index



Part I            Financial Information

                  Consolidated Balance Sheets
                  June 28, 1995 and December 31, 1994

                  Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 28, 1995 and 1994

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 28, 1995 and 1994

                  Notes to Consolidated Financial Statements

                  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations

 Part II          Other Information

                  Signatures

                    COMPUTER HORIZONS CORP. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                        June 28,     December 31,
                                                                          1995           1994
                                                                        -------        -------
                                                                             (in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................        $ 9,548        $ 2,278
   Accounts receivable, net of allowance for doubtful
      accounts of $653,000 and $566,000 at June 28, 1995 and
      December 31, 1994, respectively ..........................         35,872         30,636
   Deferred income tax benefit .................................            756            771
   Other .......................................................          1,238          1,108
                                                                        -------        -------
          TOTAL CURRENT ASSETS .................................         47,414         34,793
                                                                        -------        -------

PROPERTY AND EQUIPMENT .........................................          7,060          5,983
   Less accumulated depreciation ...............................          3,814          3,348
                                                                        -------        -------
                                                                          3,246          2,635
                                                                        -------        -------
OTHER ASSETS-NET:
   Goodwill ....................................................         11,172         11,065
   Other .......................................................          1,996            657
                                                                        -------        -------
          TOTAL OTHER ASSETS ...................................         13,168         11,722
                                                                        -------        -------

TOTAL ASSETS ...................................................        $63,828        $49,150
                                                                        =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable - banks .......................................        $  --          $ 3,200
   Current portion of long-term debt ...........................          1,428          1,556
   Accrued payroll, payroll taxes and benefits .................          8,078          7,305
   Accounts payable ............................................          2,120            560
   Income taxes payable ........................................            791            880
   Other accrued expenses ......................................            610            808
                                                                        -------        -------
          TOTAL CURRENT LIABILITIES ............................         13,027         14,309
                                                                        -------        -------

LONG-TERM DEBT .................................................          2,860          4,288
                                                                        -------        -------

OTHER LIABILITIES ..............................................            515            636
                                                                        -------        -------

                    COMPUTER HORIZONS CORP. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  (Continued)

                                                                        June 28,     December 31,
                                                                          1995           1994
                                                                        -------        -------
                                                                             (in thousands)
SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
   Common stock, $.10 par; authorized 30,000,000 shares; issued
      11,961,875 shares and 10,715,922 shares at June 28,
      1995 and December 31, 1994, respectively .................          1,196          1,072
   Additional paid-in capital ..................................         27,180         13,642
   Retained earnings ...........................................         33,698         29,851
                                                                        -------        -------
                                                                         62,074         44,565
    Less shares held in treasury, at cost: 1,786,883 shares at
      June 28, 1995 and December 31, 1994 ......................         14,648         14,648
                                                                        -------        -------
          TOTAL SHAREHOLDERS' EQUITY ...........................         47,426         29,917
                                                                        -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................        $63,828        $49,150
                                                                        =======        =======

                See notes to consolidated financial statements.

                    COMPUTER HORIZONS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                THREE MONTHS ENDED                                SIX MONTHS ENDED
                                       -------------------------------------           --------------------------------------
                                       JUNE 28, 1995           JUNE 28, 1994           JUNE 28, 1995            JUNE 28, 1994
                                       -------------           -------------           -------------            -------------
                                                               (in thousands, except per share data)
REVENUES                              $48,397   100.0%        $36,278   100.0%        $92,264  100.0%         $69,449  100.0%
                                      ---------------         ---------------         --------------          --------------
COSTS AND EXPENSES:
   Direct Costs                        34,230    70.7%         25,622    70.6%         65,596   71.1%          49,277   71.0%
   Selling, administrative and
     general                           10,222    21.1%          7,858    21.7%         19,516   21.2%          15,139   21.8%
                                      ---------------         ---------------         --------------          --------------
                                       44,452    91.8%         33,480    92.3%         85,112   92.2%          64,416   92.8%
                                      ---------------         ---------------         --------------          --------------

INCOME FROM OPERATIONS                  3,945     8.2%          2,798     7.7%          7,152     7.8%          5,033    7.2%
                                      ---------------         ---------------         --------------          --------------
OTHER INCOME (expense):
   Interest income                         57     0.1%             21     0.1%             94    0.1%              56    0.1%
   Interest expense                      (222)   -0.5%           (180)   -0.5%           (434)  -0.5%            (365)  -0.5%
   Equity in Joint Venture
     net earnings                          96     0.2%                                     96    0.1%
                                      ---------------         ---------------         --------------          --------------
                                          (69)   -0.1%           (159)   -0.4%           (244)   0.3%            (309)  -0.4%
                                      ---------------         ---------------         --------------          --------------

INCOME BEFORE INCOME TAXES              3,876     8.0%          2,639     7.3%          6,908    7.5%           4,724    6.8%
                                      ---------------         ---------------         --------------          --------------
INCOME TAXES:
   Current                              1,951     4.0%          1,165     3.2%           3,046   3.3%           2,080    3.0%
   Deferred                              (240)   -0.5%             15     0.0%              15   0.0%              71    0.1%
                                      ---------------         ---------------         --------------          --------------
                                        1,711     3.5%          1,180     3.3%           3,061   3.3%           2,151    3.1%
                                      ---------------         ---------------         --------------          --------------

NET INCOME                            $ 2,165     4.5%        $ 1,459     4.0%        $ 3,847    4.2%         $ 2,573    3.7%
                                      ===============         ===============         ==============          ==============

EARNINGS PER SHARE:
   Net income                           $0.22                   $0.15                   $0.40                   $0.27
                                        =====                   =====                   =====                   =====

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                  9,954,000               9,498,000               9,728,000               9,509,000
                                    =========               =========               =========               =========

See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 Six Months Ended
                                                           ---------------------------
                                                            June 28,          June 28,
                                                              1995              1994
                                                           ---------         ---------
                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES ..............        $   1,093         $    (312)
                                                           ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ............           (1,077)             (974)
   Acquisitions, net ..............................             (389)             (252)
   Increase in other assets .......................           (1,339)              (31)
   Repayment of loans to Officers .................                                608
                                                           ---------         ---------
                                                              (2,805)             (649)
                                                           ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable - banks, net           (3,200)              600
  Payments of long-term debt ......................           (1,556)           (1,555)
  Stock options exercised .........................              297               651
  Proceeds from common stock offering, net ........           13,441
  Purchase of treasury stock ......................                             (1,296)
                                                           ---------         ---------
                                                               8,982            (1,600)
                                                           ---------         ---------
(INCREASE) DECREASE IN CASH AND
  CASH EQUIVALENTS ................................            7,270            (2,561)

Cash and cash equivalents at beginning
  of year .........................................            2,278             4,370
                                                           ---------         ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ...................................        $   9,548         $   1,809
                                                           =========         =========

See notes to consolidated financial statements.

                            COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Quarters Ended June 28, 1995 and 1994


         The information furnished reflects all adjustments which, in the opinion of the Company, are necessary to present fairly its consolidated financial position and the results of its operations and changes in financial position for the periods indicated.

         Reference is made to the Company's annual financial statements for the year ended December 3l, l994, for a description of the accounting policies, which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. Except for the common stock split and the common stock offering described below, the details in those notes have not changed except as a result of normal transactions in the interim.

         On April 25, 1995, the Company declared a three-for-two common stock split in the form of a 50% stock distribution to shareholders of record on May 9, 1995, payable on May 30, 1995. An amount equal to the $0.10 par value of the common shares distributed was transferred from additional paid-in capital to common stock.

         On June 7, 1995, the Company sold 1,140,000 shares of its common stock in a public offering, realizing net proceeds of approximately $13,400,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 For the Quarters Ended June 28, 1995 and 1994

     Revenues for both the second quarter and six months ended June 28, 1995 increased 33% in comparison to the same periods in 1994. This increase is primarily attributable to continued growth in the professional staffing business, along with accelerating demand in the solutions business.

     As a percentage of revenues, direct costs were essentially unchanged for the second quarter of 1995 (70.7% vs. 70.6%) and the six month period (71.1% vs. 71.0%) when compared to 1994. The Company is committed to maintaining and improving gross margins through cost control and providing more value added services.

     Selling, administrative and general expenses have moved in a favorable direction in 1995. As a percent of revenues, they were 21.1% in the second quarter of 1995, in comparison to 21.7% in 1994. For the six month period ended June 28, 1995, SG&A costs were 21.2% vs. 21.8% in 1994. This decrease is attributable to tighter cost controls and higher consolidated revenues during each period.

     Other income/expense improved in the second quarter ended and the first six months of 1995, primarily due to the operating results in our newly formed Birla Horizons joint venture.

     Income before income taxes for the second quarter of 1995 increased by 47% ($3,876,000 vs. $2,639,000) when compared to last year, while pre-tax margins increased to 8.0% from 7.3%, For the six month period, income before income taxes was up to 46% ($6,908,000 vs. $4,724,000) with margins increasing to 7.5% from 6.8%. These margin improvements are primarily the result of lower SG&A expense as a percent of revenues.

     The effective tax rate for Federal, state and local income taxes was 44.1% and 44.3% for the three and six months ended June 28, 1995, compared to 44.7% and 45.5 for the comparable 1994 periods. After accounting for non-tax benefited charges such as goodwill amortization and certain travel and entertainment deduction limitations, the Company's standard income tax rate approximates 42%.

     Net income increased by 48% ($2,165,000 vs. $1,459,000) for the second quarter and 50% ($3,847,000 vs. $2,573,000) for the six months ended June 28, 1995.

     Earnings per share increased 47% for the second quarter of 1995 ($.22 vs. $.15) and 48% for the six months ($.40 vs. $.27). Each period's earnings per share have been restated to reflect the 50% stock distribution declared by the Company on April 25, 1995 (see Notes to Consolidated Financial Statements).

     As of June 28, 1995, the Company had a current ratio position of 3.6 to 1, a cash position of $9.5 million and available lines of credit of $25.0 million. On June 7, 1995, the Company sold 1,140,000 shares of its common stock in a public offering generating approximately $13.4 million in cash. These proceeds were used to repay outstanding indebtedness and provide the Company with additional working capital.

     The Company continuously reviews its future cash requirements, together with its available lines of credit and internally generated funds. The Company believes it will meet all working capital obligations and fund further development of its business for at least the next 12 months.

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

                                                     COMPUTER HORIZONS CORP.
                                                     ---------------------------------------
                                                     (Registrant)


DATE:      August 4, 1995                              /s/     John J. Cassese
     -----------------------------------             -----------------------------------
                                                     John Cassese, Chairman of the Board
                                                     and President


DATE:      August 4, 1995                              /s/    Bernhard Hubert
     ------------------------------------            -------------------------------------
                                                     Bernhard Hubert, Executive Vice
                                                     President and Chief Financial Officer
                                                     (Principal Financial Officer)


DATE:       August 4, 1995                             /s/     Michael J. Shea
     ------------------------------------            -------------------------------------
                                                     Michael J. Shea, CPA
                                                     Chief Accounting Officer and Controller
                                                     (Principal Accounting Officer)