Form 10-Q
period 1995-09-27
COMPUTER HORIZONS CORP
filed 1995-10-25
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                  F O R M 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended September 27, 1995               Commission File Number 0-7282
                  ------------------                                      ------

                            COMPUTER HORIZONS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                         13-2638902
-------------------------------                       ----------------------
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
                               Yes              No

As of October 20, 1995, the issuer had 10,314,753 shares of common stock outstanding.

                            COMPUTER HORIZONS CORP.

                                     Index


         Part I            Financial Information

                           Consolidated Balance Sheets
                           September 27, 1995 and December 31, 1994

                           Consolidated Statements of Income
                           Three Months and Nine Months Ended
                           September 27, 1995 and 1994

                           Consolidated Statements of Cash Flows
                           Nine Months Ended September 27, 1995
                           and 1994

                           Notes to Consolidated Financial
                           Statements

                           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations

         Part II           Other Information

                           Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                                        Sept. 27,      Dec. 31,
                                                                          1995          1994
                                                                        -------        -------
                                                                            (in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................        $ 9,544        $ 2,278
   Accounts receivable, net of allowance for doubtful
      accounts of $740,000 and $566,000 at September 27,
      1995 and December 31, 1994, respectively .................         38,612         30,636
   Deferred income tax benefit .................................            863            771
   Other .......................................................          1,896          1,108
                                                                        -------        -------
          TOTAL CURRENT ASSETS .................................         50,915         34,793
                                                                        -------        -------

PROPERTY AND EQUIPMENT .........................................          7,579          5,983
   Less accumulated depreciation ...............................          4,121          3,348
                                                                        -------        -------
                                                                          3,458          2,635
                                                                        -------        -------
OTHER ASSETS-NET:
   Goodwill ....................................................         11,297         11,065
   Other .......................................................          2,118            657
                                                                        -------        -------
          TOTAL OTHER ASSETS ...................................         13,415         11,722
                                                                        -------        -------
TOTAL ASSETS ...................................................        $67,788        $49,150
                                                                        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable - banks .......................................        $    --        $ 3,200
   Current portion of long-term debt ...........................          1,428          1,556
   Accrued payroll, payroll taxes and benefits .................          9,354          7,305
   Accounts payable ............................................          1,232            560
   Income taxes payable ........................................          1,179            880
   Other accrued expenses ......................................            771            808
                                                                        -------        -------
          TOTAL CURRENT LIABILITIES ............................         13,964         14,309
                                                                        -------        -------

LONG-TERM DEBT .................................................          2,860          4,288
                                                                        -------        -------

OTHER LIABILITIES ..............................................            521            636
                                                                        -------        -------

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
                                                                        Sept. 27,      Dec. 31,
                                                                          1995          1994
                                                                        -------        -------
                                                                            (in thousands)
SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
   Common  stock, $.10 par; authorized 30,000,000 shares; issued
      12,050,375 shares and 10,715,922 shares at September 27,
      1995 and December 31, 1994, respectively .................          1,205          1,072
   Additional paid-in capital ..................................         27,384         13,642
   Retained earnings............................................         36,502         29,851
                                                                        -------        -------
                                                                         65,091         44,565
    Less shares held in treasury, at cost: 1,786,883 shares
      at September 27, 1995 and December 31, 1994 ..............         14,648         14,648
                                                                        -------        -------
          TOTAL SHAREHOLDERS' EQUITY ...........................         50,443         29,917
                                                                        -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................        $67,788        $49,150
                                                                        =======        =======

          See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME             (Unaudited)

                                                  THREE MONTHS ENDED                              NINE MONTHS ENDED
                                          SEPT. 27, 1995        SEPT. 27, 1994          SEPT. 27, 1995          SEPT. 27, 1994
                                         ----------------      -----------------      ------------------      ------------------
                                                               (in thousands, except per share data)
REVENUES                                 $51,467   100.0%       $39,136   100.0%       $143,731   100.0%       $108,585   100.0%
                                         -------   -----        -------   -----        --------   -----        --------   -----
COSTS AND EXPENSES:
   Direct costs                           35,696    69.4%        27,854    71.2%        101,292    70.5%         77,131    71.0%
   Selling, administrative and
     general                              10,922    21.2%         8,426    21.5%         30,438    21.2%         23,565    21.7%
                                         -------   -----        -------   -----        --------   -----        --------   -----
                                          46,618    90.6%        36,280    92.7%        131,730    91.7%        100,696    92.7%
                                         -------   -----        -------   -----        --------   -----        --------   -----

INCOME FROM OPERATIONS                     4,849     9.4%         2,856     7.3%         12,001     8.3%          7,889     7.3%
                                         -------   -----        -------   -----        --------   -----        --------   -----
OTHER INCOME (expense):
   Interest income                           101     0.2%            24     0.0%            195     0.1%             80     0.1%
   Interest expense                         (137)   -0.2%          (173)   -0.4%           (571)   -0.4%           (538)   -0.6%
   Equity in Joint Venture net
     earnings                                124     0.2%                                   220     0.2%
                                         -------   -----        -------   -----        --------   -----        --------   -----
                                              88     0.2%          (149)   -0.4%           (156)   -0.1%           (458)   -0.5%
                                         -------   -----        -------   -----        --------   -----        --------   -----

INCOME BEFORE INCOME TAXES                 4,937     9.6%         2,707     6.9%         11,845     8.2%          7,431     6.8%
                                         -------   -----        -------   -----        --------   -----        --------   -----
INCOME TAXES:
   Current                                 2,240     4.4%         1,199     3.1%          5,286     3.7%          3,279     3.0%
   Deferred                                 (107)   -0.2%            15     0.0%            (92)   -0.1%             86     0.1%
                                         -------   -----        -------   -----        --------   -----        --------   -----
                                           2,133     4.2%         1,214     3.1%          5,194     3.6%          3,365     3.1%
                                         -------   -----        -------   -----        --------   -----        --------   -----

NET INCOME                               $ 2,804     5.4%         $1,493    3.8%         $6,651     4.6%         $4,066     3.7%
                                         =======   =====          ======  =====          ======   =====          ======   =====
EARNINGS PER SHARE:
   Net income                              $0.26                   $0.16                  $0.66                   $0.43
                                         =======                  ======                 ======                  ======
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                           10,945,000               9,513,000             10,134,000               9,523,000
                                      ==========               =========             ==========               =========

 See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS      (Unaudited)

                                                          Nine Months Ended
                                                       ------------------------
                                                       Sept. 27,      Sept. 27,
                                                         1995            1994
                                                       ---------      ---------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES .............     $   1,873      $     232
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...........        (1,596)        (1,287)
   Acquisitions, net .............................          (668)          (252)
   Increase in other assets ......................        (1,461)          (274)
   Repayment of loans to Officers ................                          608
                                                       ---------      ---------
                                                          (3,725)        (1,205)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in notes payable - banks, net .........        (3,200)
  Payments of long-term debt .....................        (1,556)        (1,555)
  Stock options exercised ........................           594            831
  Proceeds from common stock offering, net .......        13,280
  Purchase of treasury stock .....................                       (1,296)
                                                       ---------      ---------
                                                           9,118         (2,020)
                                                       ---------      ---------
(INCREASE) DECREASE IN CASH AND
      CASH EQUIVALENTS ...........................         7,266         (2,993)

Cash and cash equivalents at beginning
  of year ........................................         2,278          4,370
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ..................................     $   9,544      $   1,377
                                                       =========      =========

See notes to consolidated financial statements.

                            COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Quarters Ended September 27, 1995 and 1994


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

         On June 7, 1995, the Company sold 1,140,000 shares of its common stock in a public offering, realizing net proceeds of approximately $13,300,000.

         On October 19, 1995, the Company entered into an agreement to pay $2.5 million in full settlement of the final contingency consideration relating to the acquisition of Unified Systems Solutions, Inc. $1.0 million was paid with the signing of the agreement, an additional $1.0 million is scheduled to be paid in April 1996, with the final $0.5 million payable in April 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Quarters Ended September 27, 1995 and 1994


         Revenues for both the third quarter and nine months ended September 27, 1995 increased 32% in comparison to the same periods in 1994. This increase is attributable to continued growth in the professional staffing business, along with accelerating demand in the solutions business.

         As a percentage of revenues, direct costs improved for the third quarter of 1995 (69.4% vs. 71.2%) and for the nine month period (70.5% vs. 71.0%) when compared to 1994. The Company is committed to maintaining and improving gross margins through cost control and providing more value added services.

         Selling, administrative and general expenses have also moved in a favorable direction in 1995. As a percent of revenues, they were 21.2% in the third quarter of 1995, in comparison to 21.5% in 1994. For the nine month period ended September 27, 1995, SG&A costs were 21.2% vs. 21.7% in 1994. This decrease is attributable to tighter cost controls and higher consolidated revenues during each period.

         Other income/expense improved in the third quarter and the first nine months of 1995, primarily due to our equity in the operating results of our newly formed Birla Horizons joint venture, as well as to additional interest income received relating to the funds provided by the public offering.

         Income before income taxes for the third quarter of 1995 increased by 82% ($4,937,000 vs. $2,707,000) when compared to last year, while pre-tax margins increased to 9.6% from 6.9%. For the nine month period, income before income taxes was up 59% ($11,845,000 vs. $7,431,000) with margins increasing to 8.2% from 6.8%. These margin improvements are primarily the result of improved direct cost margin percentages, lower SG&A expense as a percent of revenue, and an improvement in other income/expense.

         The effective tax rate for Federal, state and local income taxes was 43.2% and 43.8% for the three and nine months ended September 27, 1995, compared to 44.8% and 45.3% for the comparable 1994 periods. After accounting for non-tax benefited charges such as goodwill amortization and certain travel and entertainment deduction limitations, the Company's standard income tax rate approximates 42%.

         Net income increased by 88% ($2,804,000 vs. $1,493,000) for the third quarter and 64% ($6,651,000 vs. $4,066,000) for the nine months ended September 27, 1995.

         Earnings per share increased 63% for the third quarter of 1995 ($.26 vs. $.16) and 53% for the nine months ($.66 vs. $.43). Each period's earnings per share have been restated to reflect the 50% stock distribution declared by the Company on April 25, 1995 (see Notes to Consolidated Financial Statements).

         As of September 27, 1995,  the Company had a current ratio  position of
3.6 to 1, a cash position of $9.5 million and available lines of credit of $25.0 million. On June 7, 1995, the Company sold 1,140,000 shares of its common stock in a public offering generating approximately $13.3 million in cash. These proceeds were used to repay outstanding indebtedness and provide the Company with additional working capital.

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


DATE:      October 20, 1995                              /s/     John J. Cassese
     -----------------------------------             -----------------------------------
                                                     John Cassese, Chairman of the Board
                                                     and President


DATE:      October 20, 1995                              /s/    Bernhard Hubert
     ------------------------------------            -------------------------------------
                                                     Bernhard Hubert, Executive Vice
                                                     President and Chief Financial Officer
                                                     (Principal Financial Officer)


DATE:       October 20, 1995                             /s/     Michael J. Shea
     ------------------------------------            -------------------------------------
                                                     Michael J. Shea, CPA
                                                     Chief Accounting Officer and Controller
                                                     (Principal Accounting Officer)