Form 10-K
period 1995-12-31
COMPUTER HORIZONS CORP
filed 1996-03-29
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 1995

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to _____________

                          Commission file number 0-7282

                             COMPUTER HORIZONS CORP.
             (Exact name of registrant as specified in its charter)

          New York                                               13-2638902
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


49 Old Bloomfield Avenue
Mountain Lakes, New Jersey                                       07046-1495
(Address of principal                                            (Zip Code)
 executive offices)

Registrant's telephone number,
    including area code:                     (201) 402-7400

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
-------------------                                     ---------------------
      None                                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (Par value $.10 per share)
                                (Title of class)

                    Series A Preferred Stock Purchase Rights
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K. [   ]


         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 22, l996, was approximately $534,857,940.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 22, l996: 15,835,383 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated herein by reference the registrant's (i) Annual Report to Shareholders for the year ended December 3l, l995, in Part II of this Report and (ii) Proxy Statement for the 1996 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 1, 1996, in Part III hereof.

                                     PART I

Item 1.  Business
General
         The Company provides a wide range of information technology services and solutions to major corporations. Historically, a professional services staffing firm, the Company has, over the past five years, developed the technological and managerial infrastructure to offer its clients value added services including CHC's Signature 2000(TM) solution for the millennium change, client/server systems development and migration, enterprise network management, outsourcing and offshore software development and maintenance ("solutions"). The Company markets solutions to both existing and potential clients with the objective of becoming one of such clients' preferred providers of comprehensive information technology services and solutions. Solutions engagements, which represented less than five percent of the Company's consolidated revenues in 1992, accounted for approximately 30% of its consolidated revenues in 1995. The Company believes that the range of services and solutions that it offers, combined with its worldwide network of 39 offices and subsidiary organizations, provides it with significant competitive advantages in the information technology marketplace.
         The Company's clients primarily are Fortune 1,000 companies with significant information technology budgets and recurring staffing or software development needs. In 1995, the Company provided information technology services to 462 clients. During 1995, the Company's largest client, AT&T accounted for 8% of the Company's consolidated revenues.
         With the trend in the commercial market moving towards fully integrated information systems solutions, the Company offers its clients a broad range of business and technical services as a service outsourcer and systems integrator capable of providing complex total solutions. This total solutions approach comprises proprietary software and tools, proven processes and methodologies, tested project management practices and resource management and procurement programs.
         The Company offers a range of information technology services and solutions, which include (1) professional services staffing, (2) solution for the millennium change, (3) client/server systems development and migration, (4) enterprise network management, (5) outsourcing, (6) offshore software development and maintenance, and (7) knowledge transfer.
         (1) Professional Services Staffing: Providing highly skilled software professionals to augment the internal information management staffs of major corporations remains the Company's primary business. The Company offers its clients centralized vendor management, supplying their staffing needs from among the Company's over 2,200 software professionals. The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business.
         (2) Solution for the Millennium Change: CHC's Signature 2000(TM) offering combines an internally developed proprietary software toolkit, skilled resources, proven methodologies, experienced project management, as well as significant millennium project experience. It analyzes, locates, reports on, and then restructures all programs and database definitions affected by the absence of a century date field to permit processing of dates after December 31, 1999. The solution is customized for each particular enterprise and deals with all collateral issues. In effect, CHC's Signature 2000(TM) provides the Company with an opportunity to facilitate field expansion, while simultaneously performing other systems upgrades such as language conversions and platform migrations.
         (3) Client/Server Systems Development and Migration: The Company has the capability to develop and implement open computer systems using client/server architecture and integrating servers, mini and mainframe systems, workstations, terminals and communication gateways into complete, flexible networks. Such services include project management, selection of viable systems platforms, creation of migration plans, development of customized software applications, and systems and database integration. The Company specializes in integrating local area network ("LAN") environments into single heterogeneous networks and unifying enterprise networks into wide area network ("WAN") environments.
         (4) Enterprise Network Management: As application development migrates to distributed systems platforms, so too must the disciplines of systems management. The Company's enterprise network management offering is comprised of experienced technical professionals whose only business focus is the development and integration of centralized management platforms for mission-critical distributed systems environments. The Company's staff handles large-scale integration projects, including those requiring vendor product integration and custom software development associated with LAN/WAN monitoring and control, network asset management, software distribution and help desk support.
         (5) Outsourcing: Spurred by global competition and rapid technological change, big companies, in particular, are downsizing and outsourcing for reasons ranging from cost reduction to capital asset improvement and from improved technology introduction to better strategic focus. In response to this trend, the Company has created a group of regional outsourcing centers with 24 hour/7 day a week support, which are fully equipped with the latest technology and communications, as well as a complete staff that includes experienced project managers, technicians and operators. These professionals facilitate essential data functions including: applications development, systems maintenance, data network management, voice network administration and help desk operations.
         (6) Offshore Software Development and Maintenance: For major U.S. corporations under the constraints of downsizing and cost-cutting, offshore software development and maintenance provides a high quality, low-cost alternative to having these services performed domestically. Through Birla Horizons International, a joint venture established in India, the Company is able to provide offshore development, legacy systems maintenance and conversion services, which can be ported to client computers at satellite speed. Quality control and project management remain localized through one of the Company's domestic offices.
         (7) Knowledge Transfer: The Company offers both standard curricula and custom-tailored courses for a client's particular environment and needs. Comprehensive courses cover languages, hardware, software, tools, methodologies and management and productivity skills. The Company's offerings include application downsizing, graphical interfaces, open systems, computer-aided software engineering ("CASE") and information engineering technologies, relational technology and personal computer software and hardware. The Company also has reseller and training rights in selected markets to certain development tools used as an aid in building client/server applications.

Personnel
         As of December 3l, 1995, the Company had a staff of 2,511, of whom 2,206 were computer professionals. The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

Competition
         The Company competes in the commercial information technology services market which is highly competitive and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies such as Hewlett-Packard Company, Unisys Corporation and Digital Equipment Corporation, facilities management and management information systems ("MIS") outsourcing companies, certain "Big Six" accounting firms, and general management consulting firms. The Company's competitors also include companies such as Andersen Consulting, Technology Solutions Corporation, Cambridge Technology Partners, Inc., SHL Systemhouse Inc., Cap Gemini America, Business System Group, the consulting division of Computer Sciences Corporation, Computer Task Group Inc., Analysts International Corp. and Keane, Inc.
         Many participants in the information technology consulting and software solutions market have significantly greater financial, technical and marketing resources and generate greater revenues than the Company. The Company believes that the principal competitive factors in the commercial information technology services industry include responsiveness to client needs, speed of application software development, quality of service, price, project management capability and technical expertise. Pricing has its greatest importance as a competitive factor in the area of professional service staffing. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel, the ownership by competitors of software used by potential clients, the price at which others offer comparable services and the extent of its competitors' responsiveness to customer needs.

Item 2.   Properties
         The Company's Corporate and Financial Headquarters, its Unified Systems Solutions, Inc. subsidiary, its ComputerKnowledge division, as well as its Eastern Regional Office, comprising approximately 34,300 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey. The Mountain Lakes leases are for terms expiring December 31, 1999, at a current annual rental of approximately $530,000. As of December 3l, l995, the Company also maintained facilities in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas and Washington D.C. with an aggregate of approximately 125,000 square feet. The leases for these facilities are at a current annual aggregate rental of approximately $1,700,000. These leases expire at various times with no lease commitment longer than June 30, 2000. In addition, through Birla Horizons International, the Company has offices in London, England and New Delhi, India.

Item 3.   Legal Proceedings
         There are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
         None.

                        Executive Officers of the Company

         The following table sets forth certain information with respect to the executive officers of the Company, who are elected to serve until the next annual meeting of the Board of Directors and until their successors are elected and qualify. All the positions listed are or were held by such officers with the Company.

                                                                                  PERIOD
NAME                         AGE                    TITLE                      POSITION HELD
----                         ---                    -----                      -------------
John J. Cassese              51             Chairman of the Board               1982-Present
                                            and President
                                            Director                            1969-Present


Bernhard Hubert              51             Senior Vice President               1982-1995
                                            & CFO
                                            Executive Vice President            1995-Present
                                            & CFO
                                            Director                            1995-Present

Michael J. Shea              35             Controller                          1995-Present
                                            Vice President                      1996-Present

                                     PART II


Item 5.  Market for Registrant's Common Equity
             and Related Stockholder Matters

         The information required by this item is contained under the caption "Market and Dividend Information" on page 31 of the Company's Annual Report to Shareholders for the year ended December 3l, 1995, which material is incorporated by reference in this Form 10-K Annual Report.

Item 6.  Selected Financial Data

         The information required by this item is contained under the caption "Selected Financial Data" on page 15 of the Company's Annual Report to Shareholders for the year ended December 3l, 1995, which material is incorporated by reference in this Form 10-K Annual Report.


Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation

         The information required by this item is contained under the caption "Management's Discussion and Analysis" on pages 16 and 17 of the Company's Annual Report to Shareholders for the year ended December 3l, 1995, which material is incorporated by reference in this Form 10-K Annual Report.


Item 8.  Financial Statements and Supplementary Data

         The financial statements together with the report thereon by Grant Thornton LLP, Independent Certified Public Accountants, appearing on pages 18 to 31 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference. Such information is listed in
Item 14(a)1 of this Form 10-K Annual Report.


Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         (a) The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or before April 1, 1996 (the "1996 Proxy Statement").
         (b) The information called for by Item 10 with respect to executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Company".

Item 11.  Executive Compensation

         The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 1996 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 1996 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         None

                                     PART IV

Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K

          (a) 1. The following  consolidated  financial statements for 1994, and
1995,   appearing  on  pages  18  to  31  of  the  Company's  Annual  Report  to
Shareholders, are incorporated herein by reference.


- Consolidated balance sheets as of December 3l, 1994 and 1995
- Consolidated statements of income for each of the three years in the period ended December 31, 1995
- Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1995
- Consolidated statements of cash flows for each of the three years in the period ended December 31, 1995
- Notes to consolidated financial statements
- Report of independent certified public accountants on the consolidated financial statements

             2. Schedule II - Valuation and qualifying accounts for the years ended December 31, 1993, 1994 and 1995.
                 -Report of independent certified public accountants on the financial statements schedule.
         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
              3.   The exhibit index is on page
              4.   Consent of Grant Thornton LLP is on page
          (b) In November 1995, the Company filed a Form 8-K with the Securities and Exchange Commission for the purpose of filing a desciption of the Company's common stock and Series A Preferred Stock Purchase Rights.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         COMPUTER HORIZONS CORP.


Date:  March 28, 1996                           By: /s/ John J. Cassese
     -----------------                             ------------------------
                                                   John J. Cassese, Chairman
                                                   of the Board and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                         COMPUTER HORIZONS CORP.


Date:  March 28, 1996                       By: /s/ John J. Cassese
     ----------------------                    ----------------------
                                               John J. Cassese, Chairman
                                               of the Board and President
                                               (Principal Executive
                                                Officer) and Director


Date:  March 28, 1996                       By: /s/ Bernhard Hubert
     ----------------------                    --------------------
                                                Bernhard Hubert,
                                                Executive Vice President & CFO
                                                (Principal Financial
                                                Officer) and Director


Date:  March 28, 1996                       By: /s/ Thomas J. Berry
     ----------------------                    --------------------
                                               Thomas J. Berry, Director


Date:  March 28, 1996                       By: /s/ Rocco J. Marano
    ----------------------                    -------------------
                                               Rocco J. Marano


Date:  March 28, 1996                       By: /s/ Wilfred R. Plugge
     ----------------------                    ----------------------
                                               Wilfred R. Plugge, Director


Date:  March 28, 1996                       By: /s/ Michael J. Shea
     ----------------------                    ----------------------
                                               Michael J. Shea
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit                   Description                                  Incorporated by Reference to
    -------                   -----------                                  -----------------------------
    3(a-1)          Certificate of Incorporation as                        Exhibit 3(a) to Registration
                    amended through 1971.                                  Statement on Form S-1 (File No.
                                                                           2-42259).

    3(a-2)          Certificate of Amendment dated May 16,                 Exhibit 3(a-2) to Form 10K for the
                    1983 to Certificate of Incorporation.                  fiscal year ended February 28, 1983.

    3(a-3)          Certificate of Amendment dated June                    Exhibit 3(a-3)  to Form 10K for the
                    15, 1988 to Certificate of                             fiscal year ended December 31, 1988.
                    Incorporation.

    3(a-4)          Certificate of Amendment dated July 6,                 Exhibit 3(a-4) to Form 10K
                    1989 to Certificate of Incorporation.                  for the fiscal year ended
                                                                           December 31, 1994.

    3(a-5)          Certificate of Amendment dated                         Exhibit 3(a-4) to Form 10K for the
                    February 14, 1990 to Certificate of                    year ended December 31, 1989.
                    Incorporation.

    3(a-6)          Certificate of Amendment dated May 1,                  Exhibit 3(a-6) to Form 10K
                    1991 to Certificate of Incorporation.                  for the fiscal year ended
                                                                           December 31, 1994.

    3(a-7)          Certificate of Amendment dated July                    Exhibit 3(a-7) to Form 10K
                    12, 1994 to Certificate of                             for the fiscal year ended
                    Incorporation.                                         December 31, 1994.

    3(b)            Bylaws, as amended and presently in                    Exhibit 3(b) to Form 10K for the
                    effect.                                                year ended December 31, 1988.

    4(a)            Rights Agreement dated as of July 6,                   Exhibit 1 to Registration Statement
                    1989 between the Company and Chemical                  on Form 8-A dated July 7, 1989.
                    Bank, as Rights Agent ("Rights
                    Agreement") which includes the form of
                    Rights Certificate as Exhibit B.

    4(b)            Amendment No. 1 dated as of February                   Exhibit 1 to Amendment No. 1 on
                    13, 1990 to Rights Agreement.                          Form 8 dated February 13, 1990 to
                                                                           Registration Statement on Form 8-A

    4(c)            Amendment No. 2 dated as of August 10,                 Exhibit 4(c) to Form 10K
                    1994 to Rights Agreement.                              for the fiscal year ended
                                                                           December 31, 1994.

    4(d)            Employee's Savings Plan and Amendment                  Exhibit 4.4 to Registration
                    Number One.                                            Statement on Form S-8 dated
                                                                           December 5, 1995.

    4(e)            Employee's Savings Plan Trust                          Exhibit 4.5 to Registration
                    Agreement as Amended and Restated                      Statement on Form S-8 dated
                    Effective January 1, 1996.                             December 5, 1995.

                            EXHIBIT INDEX (Continued)

    Exhibit                   Description                                  Incorporated by Reference to
    -------                   -----------                                  -----------------------------
    10(a)           Employment Agreement dated as of                       Exhibit 10(a) to Form 10K for the
                    February 16, 1990 between the Company                  year ended December 31, 1989.
                    and John J. Cassese

    10(b)           Employment Agreement dated as of                       Exhibit 10(c) to Form 10K for the
                    February 16, 1990 between the Company                  year ended December 31, 1989.
                    and Bernhard Hubert.
    10(c)           Note Agreement dated as of March 15,                   Exhibit 10(i) to Form 10K for the
                    1988 between the Company and                           year ended December 31, 1988.
                    Massachusetts Mutual Life Insurance
                    Company.

    10(d)           Lease  ("Lease")  dated  September 21,                 Exhibit 12(a) to Form 10K for
                    1989 between Glen  Properties and                      the year ended December 31, 1989.
                    the Company.

    10(e)           Modification to Lease, dated September                 Exhibit 12(b) to Form 10K for the
                    28, 1989.                                              year ended December 31, 1989.

    10(f)           1991 Directors' Stock Option Plan, as                  Exhibit 10(g) to Form 10K
                    amended.                                               for the fiscal year ended
                                                                           December 31, 1994.

    10(g)           1994 Incentive Stock Option and                        Exhibit 10(h) to Form 10K
                    Appreciation Plan.                                     for the fiscal year ended
                                                                           December 31, 1994
    10(h)           $15,000,000 Promissory Note payable to
                    Chemical Bank.


    10(i)           $10,000,000 Promissory Note payable to               .
                    The Bank of New York, N.A

    11              Statement regarding Computation of Per
                    Share Earnings.

    13              Financial Portion of the Annual Report
                    to Security Holders.

    21              List of Subsidiaries.                                  Exhibit 21 to Form 10K
                                                                           for the fiscal year ended
                                                                           December 31, 1994.

                   Computer Horizions Corp. and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 1993, 1994 and 1995


     Column A                          Column B       Column C       Column D       Column E

                                        Balance at     Charged to                    Balance at
                                        beginning      costs and      Deductions       end of
  Description                           of Period      expenses       describe(1)      period
  Year ended December 31, 1993
   Allowance for doubtful accounts      $505,000       $136,000       $179,000       $462,000

  Year ended December 31, 1994
   Allowance for doubtful accounts      $462,000       $244,000       $140,000       $566,000

  Year ended December 31, 1995
   Allowance for doubtful accounts      $566,000       $534,000       $260,000       $840,000


Notes

     (1) Uncollectible accounts written off, net of recoveries.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



Board of Directors and Shareholders
     Computer Horizons Corp.

In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated January 26, 1996, which is included in the 1995 Annual Report to Shareholders and incorporated by reference in this Form 10-K, we have also audited Schedule II for each of the years ended December 31, 1993, 1994 and 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




/S/GRANT THORNTON LLP

Parsippany, New Jersey
January 26, 1996


              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
     Computer Horizons Corp.


We have issued our report dated January 26, 1996, accompanying the consolidated financial statements incorporated by reference in the Annual Report to Shareholders of Computer Horizons Corp. (the "Company") on Form 10-K for the year ended December 31, 1995, We hereby consent to the incorporation by reference of said report in the Registration Statements on Forms S-8, covering shares of common stock, par value $.10 per share, to be offered pursuant to the Computer Horizons Corp. Employee Savings Plan and the Company's 1994 Incentive Stock Option and Appreciation Plan, 1985 Incentive Stock Option and Appreciation Plan, as amended, 1976 Stock Option Plan, as amended, and 1991 Directors' Stock Option Plan, as amended.



/S/GRANT THORNTON LLP

Parsippany, New Jersey
March 26, 1996