Form 10-Q
period 1996-03-29
COMPUTER HORIZONS CORP
filed 1996-05-07
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                  F O R M 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended March 29, 1996                   Commission File Number 0-7282
                  ----------------                                        ------

                            COMPUTER HORIZONS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                         13-2638902
- -------------------------------                       ----------------------
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
                               Yes              No

As of April 30, 1996, the issuer had 15,868,005 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index


      Part I            Financial Information

                        Consolidated Balance Sheets
                        March 29, 1996 and December 31, 1995

                        Consolidated Statements of Income
                        Three Months Ended March 29, 1996
                        and March 30, 1995

                        Condensed Consolidated Statements of
                        Cash Flows  -  Three Months Ended
                        March 29, 1996 and March 30, 1995

                        Notes to Consolidated Financial Statements

                        Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations

      Part II           Other Information

                        Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS     (Unaudited)

                                                              March 29,  December 31,
                                                                1996        1995
                                                               -------   -------
                                                                (in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................   $ 8,763   $ 9,166
  Accounts receivable, net of allowance for doubtful
    accounts of $922,000 and $840,000 at March 29, 1996
    and December 31, 1995, respectively ....................    48,066    44,729
  Deferred income tax benefit ..............................     1,269     1,245
  Other ....................................................     2,142     1,618
                                                               -------   -------
          TOTAL CURRENT ASSETS .............................    60,240    56,758
                                                               -------   -------

PROPERTY AND EQUIPMENT .....................................     7,768     7,454
  Less accumulated depreciation ............................     4,300     4,031
                                                               -------   -------
                                                                 3,468     3,423
                                                               -------   -------

OTHER ASSETS - NET:
  Goodwill .................................................    13,348    13,526
  Other ....................................................     2,608     2,330
                                                               -------   -------
          TOTAL OTHER ASSETS ...............................    15,956    15,856
                                                               -------   -------


TOTAL ASSETS ...............................................   $79,664   $76,037
                                                               =======   =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ........................   $ 2,385   $ 2,385
  Accrued payroll, payroll taxes and benefits ..............    10,458    10,812
  Accounts payable .........................................       770     1,746
  Income taxes payable .....................................     2,542     1,535
  Other accrued expenses ...................................     1,225     1,386
                                                               -------   -------
          TOTAL CURRENT LIABILITIES ........................    17,380    17,864
                                                               -------   -------

LONG-TERM DEBT .............................................     3,299     3,299
                                                               -------   -------

OTHER LIABILITIES ..........................................       613       607
                                                               -------   -------

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS -- Continued    (Unaudited)

                                                              March 29,  December 31,
                                                                1996        1995
                                                               -------   -------
                                                                (in thousands)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued
    200,000 shares, including 50,000 Series A
  Common stock, $.10 par, authorized 30,000,000 shares;
    issued 17,644,663 shares and 17,407,514 shares at
    March 29, 1996 and December 31, 1995, respectively .....     1,764     1,741
  Additional paid-in capital ...............................    28,196    27,416
  Retained earnings ........................................    43,060    39,758
                                                               -------   -------
                                                                73,020    68,915
  Less 1,786,883 shares held in treasury, at cost ..........    14,648    14,648
                                                               -------   -------
          TOTAL SHAREHOLDERS' EQUITY .......................    58,372    54,267
                                                               -------   -------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................   $79,664   $76,037
                                                               =======   =======


See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME            (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                             -------------------------------------------------------------------
                                                                    MARCH 29, 1996                          MARCH 30, 1995
                                                             ---------------------------             ---------------------------
                                                                           (in thousands, except per share data)

REVENUES ................................................       $57,031           100.0%                 $43,867          100.0%
                                                             ---------------------------              --------------------------
COSTS AND EXPENSES:
     Direct costs .......................................        39,368            69.0%                  31,366           71.5%
     Selling, administrative
        and general .....................................        12,120            21.3%                   9,294           21.2%
                                                             ---------------------------              --------------------------
                                                                 51,488            90.3%                  40,660           92.7%
                                                             ---------------------------              --------------------------

INCOME FROM OPERATIONS ..................................         5,543             9.7%                   3,207            7.3%
                                                             ---------------------------              --------------------------
OTHER INCOME (expense):
     Interest income ....................................           103             0.2%                      37            0.1%
     Interest expense ...................................          (144)           -0.3%                    (212)          -0.5%
     Equity in Joint Venture net earnings ...............           213             0.4%
                                                             ---------------------------              --------------------------
                                                                    172             0.3%                    (175)          -0.4%
                                                             ---------------------------              --------------------------

INCOME BEFORE INCOME TAXES ..............................         5,715            10.0%                   3,032            6.9%
                                                             ---------------------------              --------------------------
INCOME TAXES:
     Current ............................................         2,437             4.3%                   1,095            2.5%
     Deferred ...........................................           (24)           -0.0%                     255            0.6%
                                                             ---------------------------              --------------------------
                                                                  2,413             4.2%                   1,350            3.1%
                                                             ---------------------------              --------------------------

NET INCOME ..............................................        $3,302             5.8%                  $1,682            3.8%
                                                             ============================              =========================
EARNINGS PER SHARE:
     Net income .........................................         $0.20                                    $0.12
                                                             ==========                                =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ......................................    16,880,000                               14,254,000
                                                             ==========                               ==========


See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS         (Unaudited)

                                                            Three Months Ended
                                                           ---------------------
                                                           March 29,    March 30,
                                                             1996         1995
                                                           ---------   ---------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES ...................    $  (614)    $(2,144)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment .................       (314)       (285)
   Acquisitions, net ...................................                   (240)
   Increase in other assets ............................       (278)       (121)
                                                            -------     -------
                                                               (592)       (646)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in notes payable - banks, net ..............                    750
   Payments of long-term debt ..........................                   (128)
   Stock options exercised .............................        803         124
                                                            -------     -------
                                                                803         746
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...       (403)     (2,044)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........      9,166       2,278
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............    $ 8,763     $   234
                                                            =======     =======


See notes to consolidated financial statements.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Quarters Ended March 29, 1996 and March 30, 1995



         The information furnished reflects all adjustments which, in the opinion of the Company, are necessary to present fairly its consolidated financial position and the results of its operations and changes in financial position for the periods indicated.

         Reference is made to the Company's annual financial statements for the year ended December 31, 1995, for a description of the accounting policies, which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Quarters Ended March 29, 1996 and March 30, 1995


         Revenues for the quarter ended March 29, 1996 increased 30% in comparison to the same period in 1995. The revenue growth is primarily attributable to our Solutions offerings, along with continued expansion in the professional staffing business.

         As a percentage of revenues, direct costs improved for the first quarter of 1996 (69.0% vs. 71.5%) when compared to 1995. The Company is committed to maintaining and improving gross margins through cost control and providing more value added services.

         Selling, administrative and general expenses remained essentially stable as a percentage of revenues (21.3% vs. 21.2%) during 1996's first quarter in comparison to the same period last year. The Company's efforts to maintain tight cost control while expanding its Solutions business is being achieved.

         Other income/expense improved in the quarter ended March 29, 1996 primarily due to the Company's equity in the operating results of its Birla Horizons joint venture, which was formed in 1995, as well as to additional interest income received and interest expense saved relating to the funds provided by the 1995 secondary public offering.

         Income before income taxes for the first quarter of 1996 increased by 88% ($5,715,000 vs. $3,032,000) when compared to last year, while pre-tax margins increased to 10.0% from 6.9%. These margin improvements are primarily the result of improved direct cost margin percentages and more favorable other income/expense.

         The effective tax rate for Federal, state and local income taxes was 42.2% for the three months ended March 29, 1996, compared to 44.5% for the comparable 1995 period. After accounting for non-tax benefited charges such as goodwill amortization and certain travel and entertainment deduction limitations, the Company's standard income tax rate approximates 42%.

         Net income increased by 96% ($3,302,000 vs. $1,682,000) for the first quarter of 1996. Earnings per share increased by 67% for 1996's first quarter ($.20 vs. $.12) as compared to 1995's first quarter. 1995's earnings per share have been restated to reflect the 50% stock distributions declared by the Company on April 25, 1995 and December 12, 1995.

         As of March 29, 1996, the Company had a current ratio position of 3.5 to 1, a cash position of $8.8 million and available bank lines of credit of $25.0 million. The Company continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. The Company believes it will meet all working capital obligations and fund further development of its business for at least the next 12 months.

                            PART II Other Information




Item 6.

         b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     COMPUTER HORIZONS CORP.
                                                     (Registrant)



DATE:       May 1, 1996               /s/    John J. Cassese
     -----------------------         -------------------------------------------
                                     John J. Cassese, Chairman of the Board
                                     and President


DATE:       May 1, 1996               /s/    Bernhard Hubert
     -----------------------         -------------------------------------------
                                     Bernhard Hubert, Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:       May 1, 1996               /s/    Michael J. Shea, CPA
     -----------------------         -------------------------------------------
                                     Michael J. Shea, CPA
                                     Vice President and Controller
                                     (Principal Accounting Officer)