Form 10-Q
period 1996-06-27
COMPUTER HORIZONS CORP
filed 1996-08-07
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                 F O R M   10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended June 27, 1996                    Commission File Number 0-7282
                  -------------                                           ------

                            COMPUTER HORIZONS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                         13-2638902
- -------------------------------                       ----------------------
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
                               Yes              No

As of August 1, 1996, the issuer had 16,063,278 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index



Part I            Financial Information

                  Consolidated Balance Sheets
                  June 27, 1996 and December 31, 1995

                  Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 27, 1996 and June 28, 1995

                  Condensed Consolidated Statements of
                  Cash Flows  -  Six Months Ended
                  June 27, 1996 and June 28, 1995

                  Notes to Consolidated Financial Statements

                  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations

Part II           Other Information

                  Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS    (Unaudited)

                                                                          June 27,   December 31,
                                                                            1996        1995
                                                                          -------    ------------
                                                                             (in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................      $ 8,195      $ 9,166
  Accounts receivable, net of allowance for doubtful
    accounts of $896,000 and $840,000 at June 27, 1996
    and December 31, 1995, respectively ............................       48,197       44,729
  Deferred income tax benefit ......................................        1,827        1,245
  Other ............................................................        2,307        1,618
                                                                          -------      -------
          TOTAL CURRENT ASSETS .....................................       60,526       56,758
                                                                          -------      -------

PROPERTY AND EQUIPMENT .............................................        8,224        7,454
  Less accumulated depreciation ....................................        4,568        4,031
                                                                          -------      -------
                                                                            3,656        3,423
                                                                          -------      -------

OTHER ASSETS - NET:
  Goodwill .........................................................       13,171       13,526
  Other ............................................................        2,631        2,330
                                                                          -------      -------
          TOTAL OTHER ASSETS .......................................       15,802       15,856
                                                                          -------      -------


TOTAL ASSETS .......................................................      $79,984      $76,037
                                                                          =======      =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ................................      $ 1,867      $ 2,385
  Accrued payroll, payroll taxes and benefits ......................       11,451       10,812
  Accounts payable .................................................        1,745        1,746
  Income taxes payable .............................................          986        1,535
  Other accrued expenses ...........................................          650        1,386
                                                                          -------      -------
          TOTAL CURRENT LIABILITIES ................................       16,699       17,864
                                                                          -------      -------

LONG-TERM DEBT .....................................................        1,432        3,299
                                                                          -------      -------

OTHER LIABILITIES ..................................................          621          607
                                                                          -------      -------
(Continued)

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)   (Unaudited)

                                                                          June 27,   December 31,
                                                                            1996        1995
                                                                          -------    ------------
                                                                             (in thousands)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
  Common stock, $.10 par, authorized 30,000,000 shares; issued
    17,834,161 shares and 17,407,514 shares at June 27, 1996
    and December 31, 1995, respectively ............................        1,783        1,741
  Additional paid-in capital .......................................       28,899       27,416
  Retained earnings ................................................       45,198       39,758
                                                                          -------      -------
                                                                           75,880       68,915
  Less 1,786,883 shares held in treasury, at cost ..................       14,648       14,648
                                                                          -------      -------
          TOTAL SHAREHOLDERS' EQUITY ...............................       61,232       54,267
                                                                          -------      -------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................      $79,984      $76,037
                                                                          =======      =======


See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME     (Unaudited)

                                              THREE MONTHS ENDED                                SIX MONTHS ENDED
                              ------------------------------------------------   ----------------------    ----------------------
                                    June 27, 1996            June 28, 1995           June 27, 1996               June 28, 1995
                              ----------------------    ----------------------   ----------------------    ----------------------
                                                             (in thousands, except per share data)
REVENUES ...................     $56,032      100.0%       $48,397      100.0%     $113,063      100.0%       $92,264      100.0%
                              ----------------------    ----------------------   ----------------------    ----------------------

COSTS AND EXPENSES:
     Direct costs ..........      39,960       71.3%        34,230       70.7%       79,328       70.2%        65,596       71.1%
     Selling, administrative
        and general ........      12,505       22.3%        10,222       21.1%       24,625       21.8%        19,516       21.2%
                              ----------------------    ----------------------   ----------------------    ----------------------
                                  52,465       93.6%        44,452       91.8%      103,953       91.9%        85,112       92.2%
                              ----------------------    ----------------------   ----------------------    ----------------------

INCOME FROM OPERATIONS .....       3,567        6.4%         3,945        8.2%        9,110        8.1%         7,152        7.8%
                              ----------------------    ----------------------   ----------------------    ----------------------
OTHER INCOME (expense):
     Interest income .......          62        0.1%            57        0.1%          165        0.1%            94        0.1%
     Interest expense ......        (145)      -0.3%          (222)      -0.5%         (289)      -0.3%          (434)      -0.5%
     Equity in Joint Venture
       net earnings ........         230        0.4%            96        0.2%          443        0.4%            96        0.1%
                              ----------------------    ----------------------   ----------------------    ----------------------
                                     147        0.3%           (69)      -0.1%          319        0.3%          (244)      -0.3%
                              ----------------------    ----------------------   ----------------------    ----------------------

INCOME BEFORE INCOME TAXES..       3,714        6.6%         3,876        8.0%        9,429        8.3%         6,908        7.5%
                              ----------------------    ----------------------   ----------------------    ----------------------

INCOME TAXES:
     Current ...............       2,134        3.8%         1,951        4.0%        4,571        4.0%         3,046        3.3%
     Deferred ..............        (558)      -1.0%          (240)      -0.5%         (582)      -0.5%            15        0.0%
                              ----------------------    ----------------------   ----------------------    ----------------------
                                   1,576        2.8%         1,711        3.5%        3,989        3.5%         3,061        3.3%
                              ----------------------    ----------------------   ----------------------    ----------------------


NET INCOME .................      $2,138        3.8%        $2,165        4.5%       $5,440        4.8%        $3,847        4.2%
                              ======================    ======================   ======================    ======================

EARNINGS PER SHARE:
     Net income ............       $0.13                     $0.15                    $0.32                     $0.26
                              ==========                ==========               ==========                ==========


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING .........  17,057,000                14,931,000               16,968,000                14,592,000
                              ==========                ==========               ==========                ==========

See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             (Unaudited)

                                                              SIX MONTHS ENDED
                                                          -----------------------
                                                          June 27,       June 28,
                                                            1996           1995
                                                          --------       --------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES ...............      $    960       $  1,093
                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment .............          (770)        (1,077)
   Acquisitions, net ...............................                         (389)
   Increase in other assets ........................          (301)        (1,339)
                                                          --------       --------
                                                            (1,071)        (2,805)
                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable - banks, net ..........                       (3,200)
   Payments of long-term debt ......................        (2,385)        (1,556)
   Stock options exercised .........................         1,525            297
   Proceeds from issuance of stock .................                       13,441
                                                          --------       --------
                                                              (860)         8,982
                                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (971)         7,270

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....         9,166          2,278
                                                          --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........      $  8,195       $  9,548
                                                          ========       ========


See notes to consolidated financial statements.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Quarters Ended June 27, 1996 and June 28, 1995



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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             For the Quarters Ended June 27, 1996 and June 28, 1995


         For the second quarter and six months ended June 27, 1996, revenues increased to $56 million and $113 million, respectively, a 16% and 23% increase over last year's comparable periods. These increases reflect continued growth in the professional staffing and solutions businesses, when comparing the two years. Because of the unexpected termination of certain contracts in the second quarter of this year, revenues in the second quarter of 1996 dropped 2% compared to the first quarter of 1996 ($56 million vs. $57 million).

         As a percentage of revenues, direct costs increased to 71.3% vs. 70.7% in the second quarter of this year as compared to last year. This increase was primarily attributable to the substantial downtime incurred as a result of the unexpected contract termination. For the six months, direct costs decreased to 70.2% from 71.1%.

         Selling, administrative and general expenses increased as a percentage of revenues, from 21% in 1995's second quarter and first six months, to 22% in this year's comparable periods. In dollars, the expenditure increased by $2.3 million from last year, primarily due to the investment associated with our Year 2000 strategy.

         Other income/expense improved in the second quarter and the first six months of 1996, primarily due to the Company's equity in the operating results of its Birla Horizons joint venture, which was formed in 1995, as well as to additional interest income received and interest expense saved relating to the funds provided by the 1995 secondary public offering.

         Income before income taxes was adversely affected in the second quarter of 1996, by the unexpected termination of certain contracts, as well as the substantial expenditures made by the Company to build the infrastructure necessary and capable of handling the major Year 2000 conversion projects being pursued. For the second quarter 1996 vs. 1995 comparison, pre-tax income decreased to $3.7 million vs. $3.9 million. For the six months, pre-tax income increased to $9.4 million from $6.9 million,

         The effective tax rate for Federal, state and local income taxes was 42% for the three months and six months ended June 27, 1996, compared to 44% for the comparable 1995 periods.

         Net income was $2.1 million for the second quarter of 1996 vs. $2.2 million for the second quarter of 1995. Earnings per share were $.13 as compared to $.15, on 17.1 million shares in 1996's second quarter vs. 14.9 million shares a year ago. The increased shares were principally the result of a June 1995 equity financing and the accounting impact of a higher common stock price on existing stock options. Net income increased by 41% for 1996's first six months to $5.4 million vs. $3.8 million or $.32 per share vs. $.26 per share as compared to 1995's first six months. 1995's earnings per share have been restated to reflect the 50% stock distribution declared by the Company on December 12, 1995.

         As of June 27, 1996, the Company had a current ratio position of 3.6 to 1, a cash position of $8.2 million and available bank lines of credit of $25.0 million. The Company continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. The Company believes it will meet all working capital obligations and fund further development of its business for at least the next 12 months.

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


                                   COMPUTER HORIZONS CORP.
                                   ----------------------------------------
                                   (Registrant)



DATE: August 1, 1996               /s/    John J. Cassese
      --------------              -----------------------------------------
                                  John J. Cassese, Chairman of the Board
                                  and President


DATE: August 1, 1996               /s/    Bernhard Hubert
      --------------              -----------------------------------------
                                  Bernhard Hubert, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial Officer)


DATE: August 1, 1996               /s/    Michael J. Shea, CPA
      --------------              -----------------------------------------
                                  Michael J. Shea, CPA
                                  Vice President and Controller
                                  (Principal Accounting Officer)