Form 10-Q
period 1996-09-27
COMPUTER HORIZONS CORP
filed 1996-11-07
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                 F O R M   10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended September 27, 1996               Commission File Number 0-7282
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
                               Yes              No

As of November 5, 1996, the issuer had 16,087,153 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index




           Part I            Financial Information

                             Consolidated Balance Sheets
                             September 27, 1996 and December 31, 1995

                             Consolidated Statements of Income
                             Three Months and Nine Months Ended
                             September 27, 1996 and 1995

                             Condensed Consolidated Statements of
                             Cash Flows  -  Nine Months Ended
                             September 27, 1996 and 1995

                             Notes to Consolidated Financial Statements

                             Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations

           Part II           Other Information

                             Signatures

                                    COMPUTER HORIZONS CORP. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                                   September 27,  December 31,
                                                                                       1996          1995
                                                                                      -------      -------
                                                                                          (in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................      $ 6,342      $ 9,166
  Accounts receivable, net of allowance for doubtful
    accounts of $1,264,000 and $840,000 at Sept. 27, 1996
    and December 31, 1995, respectively ........................................       53,431       44,729
  Deferred income tax benefit ..................................................        1,292        1,245
  Other ........................................................................        1,035        1,618
                                                                                      -------      -------
          TOTAL CURRENT ASSETS .................................................       62,100       56,758
                                                                                      -------      -------

PROPERTY AND EQUIPMENT .........................................................        9,325        7,454
  Less accumulated depreciation ................................................        4,953        4,031
                                                                                      -------      -------
                                                                                        4,372        3,423
                                                                                      -------      -------

OTHER ASSETS - NET:
  Goodwill .....................................................................       13,368       13,526
  Other ........................................................................        2,581        2,330
                                                                                      -------      -------
          TOTAL OTHER ASSETS ...................................................       15,949       15,856
                                                                                      -------      -------

TOTAL ASSETS ...................................................................      $82,421      $76,037
                                                                                      =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ............................................      $ 1,824      $ 2,385
  Accrued payroll, payroll taxes and benefits ..................................       11,442       10,812
  Accounts payable .............................................................        1,203        1,746
  Income taxes payable .........................................................        1,263        1,535
  Other accrued expenses .......................................................          597        1,386
                                                                                      -------      -------
          TOTAL CURRENT LIABILITIES ............................................       16,329       17,864
                                                                                      -------      -------

LONG-TERM DEBT .................................................................        1,432        3,299
                                                                                      -------      -------

OTHER LIABILITIES ..............................................................          657          607
                                                                                      -------      -------

                                    COMPUTER HORIZONS CORP. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                                                  (continued)

                                                                                   September 27,  December 31,
                                                                                       1996          1995
                                                                                      -------      -------
                                                                                          (in thousands)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par;  authorized and unissued 200,000 shares,  including
    50,000 Series A
  Common stock, $.10 par, authorized 30,000,000 shares; issued
    17,851,161 shares and 17,407,514 shares at Sept. 27, 1996
    and December 31, 1995, respectively ........................................        1,786        1,741
  Additional paid-in capital ...................................................       29,035       27,416
  Retained earnings ............................................................       47,830       39,758
                                                                                      -------      -------
                                                                                       78,651       68,915
  Less 1,786,883 shares held in treasury, at cost ..............................       14,648       14,648
                                                                                      -------      -------
          TOTAL SHAREHOLDERS' EQUITY ...........................................       64,003       54,267
                                                                                      -------      -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................      $82,421      $76,037
                                                                                      =======      =======


                                See notes to consolidated financial statements.

                                COMPUTER HORIZONS CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                                  THREE MONTHS ENDED
                                                ------------------------------------------------------
                                                      SEPT. 27, 1996                 SEPT. 27, 1995
                                                ------------------------       -----------------------

                                                           (in thousands, except per share data)
REVENUES                                           $57,275       100.0%           $51,467      100.0%
                                                   -------       ------           -------      ------

COSTS AND EXPENSES:
     Direct costs                                   39,756        69.4%            35,696       69.4%
     Selling, administrative
        and general                                 13,177        23.0%            10,922       21.2%
                                                   -------       ------           -------      ------
                                                    52,933        92.4%            46,618       90.6%
                                                   -------       ------           -------      ------

INCOME FROM OPERATIONS                               4,342         7.6%             4,849        9.4%
                                                   -------       ------           -------      ------

OTHER INCOME (expense):
     Interest income                                    83         0.1%               101        0.2%
     Interest expense                                  (99)       -0.2%              (137)      -0.3%
     Equity in Joint Venture net earnings              200         0.3%               124        0.2%
                                                   -------       ------           -------      ------
                                                       184         0.3%                88        0.2%
                                                   -------       ------           -------      ------

INCOME BEFORE INCOME TAXES                           4,526         7.9%             4,937        9.6%
                                                   -------       ------           -------      ------

INCOME TAXES:
     Current                                         1,358         2.4%             2,240        4.4%
     Deferred                                          535         0.9%              (107)      -0.2%
                                                   -------       ------           -------      ------
                                                     1,893         3.3%             2,133        4.1%
                                                   -------       ------           -------      ------

NET INCOME                                          $2,633         4.6%            $2,804        5.4%
                                                    ======         ===             ======        ===

EARNINGS PER SHARE:
     Net income                                      $0.16                          $0.17
                                                     =====                          =====

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                              16,917,000                     16,418,000
                                                ==========                     ==========


                                COMPUTER HORIZONS CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                                       NINE MONTHS ENDED
                                                      --------------------------------------------------
                                                           SEPT. 27, 1996             SEPT. 27, 1995
                                                      -----------------------     ----------------------
                                                              (in thousands, except per share data)
REVENUES                                                $170,338       100.0%       $143,731      100.0%
                                                        --------       ------       --------      ------

COSTS AND EXPENSES:
     Direct costs                                        119,084        69.9%        101,292       70.5%
     Selling, administrative
        and general                                       37,802        22.2%         30,438       21.2%
                                                        --------       ------       --------      ------
                                                         156,886        92.1%        131,730       91.7%
                                                        --------       ------       --------      ------

INCOME FROM OPERATIONS                                    13,452         7.9%         12,001        8.3%
                                                        --------       ------       --------      ------

OTHER INCOME (expense):
     Interest income                                         248         0.1%            195        0.1%
     Interest expense                                       (388)       -0.2%           (571)      -0.4%
     Equity in Joint Venture net earnings                    643         0.4%            220        0.2%
                                                        --------       ------       --------      ------
                                                             503         0.3%           (156)      -0.1%
                                                        --------       ------       --------      ------

INCOME BEFORE INCOME TAXES                                13,955         8.2%         11,845        8.2%
                                                        --------       ------       --------      ------

INCOME TAXES:
     Current                                               5,929         3.5%          5,286        3.7%
     Deferred                                                (47)        0.0%            (92)      -0.1%
                                                        --------       ------       --------      ------
                                                           5,882         3.5%          5,194        3.6%
                                                        --------       ------       --------      ------

NET INCOME                                                $8,073         4.7%         $6,651        4.6%
                                                          ======         ===          ======        ===

EARNINGS PER SHARE:
     Net income                                            $0.48                       $0.44
                                                           =====                       =====

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                    16,951,000                  15,201,000
                                                      ==========                  ==========

                            See notes to consolidated financial statements.

                    COMPUTER HORIZONS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                                  Sept. 27,
                                                          ----------------------
                                                            1996         1995
                                                          --------     --------
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES .................    $    424     $  1,873
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ...............      (1,871)      (1,596)
   Acquisitions, net .................................        (362)        (668)
   Increase in other assets ..........................        (251)      (1,461)
                                                          --------     --------
                                                            (2,484)      (3,725)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable - banks, net ............                   (3,200)
   Payments of long-term debt ........................      (2,428)      (1,556)
   Stock options exercised ...........................       1,664          594
   Proceeds from issuance of stock ...................                   13,280
                                                          --------     --------
                                                              (764)       9,118
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .      (2,824)       7,266

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......       9,166        2,278
                                                          --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........    $  6,342     $  9,544
                                                          ========     ========


                See notes to consolidated financial statements.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Quarters Ended September 27, 1996 and 1995



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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Quarters Ended September 27, 1996 and 1995


         For the third quarter and nine months ended September 27, 1996, revenues increased to $57 million and $170 million, respectively, an 11% and 19% increase over last year's comparable periods. These increases reflect continued growth in the core staffing business, which is up over 26% compared to last year's third quarter. Year 2000 services revenues, which were virtually nil in 1995, reached $2.8 million in the third quarter of 1996. The Company's solutions revenues, impacted by the unexpected termination of certain contracts in the second quarter of this year, did not grow year-over-year.

         Direct costs, as a percentage of revenues, was 69.4% in the third quarter of this year, unchanged from a year ago. For the nine months, direct costs decreased to 69.9% from 70.5%. The Company is committed to maintaining and improving gross margins through cost control and providing more value added services.

         Selling, administrative and general expenses increased, as a percentage of revenues, from 21.2% in 1995's third quarter and first nine months, to 23.0% and 22.2% in this year's third quarter and first nine months, respectively. The increase is primarily attributable to the investments associated with the Company's Year 2000 strategy, investments in engagement and technical managers necessary to pursue this new business, as well as marketing expenses incurred to raise the Company's visibility through public relations, trade shows and conferences.

         Other income/expense improved in the third quarter and the first nine months of 1996, primarily due to the Company's equity in the operating results of its Birla Horizons joint venture, which was formed in 1995, as well as to additional interest income received and interest expense saved relating to the funds provided by the 1995 secondary public offering.

         Income before income taxes was down in the third quarter of this year as compared to last year's third quarter, $4.5 million vs. $4.9 million, but increased for the first nine months of this year, $14.0 million vs. $11.8 million. Income before income taxes was adversely affected in the second quarter and early third quarter of 1996, by the unexpected termination of certain contracts. The substantial expenditures made by the Company to build the infrastructure necessary and capable of handling the major Year 2000 conversion projects being pursued has also affected the pre-tax numbers.

         The effective tax rate for Federal, state and local income taxes was 42% for the three months and nine months ended September 27, 1996, compared to 43% and 44% for the comparable 1995 periods.

         Net income was $2.6 million for the third quarter of 1996 vs. $2.8 million for the third quarter of 1995. Earnings per share were $.16 as compared to $.17, on 16.9 million shares in 1996's third quarter vs. 16.4 million shares a year ago. The increased shares were principally the result of the accounting impact of a higher common stock price on existing stock options. Net income increased by 21% for 1996's first nine months to $8.1 million vs. $6.7 million or $.48 per share vs. $.44 per share as compared to 1995's first nine months. 1995's earnings per share have been restated to reflect the 50% stock distribution declared by the Company on December 12, 1995.

         As of September 27, 1996,  the Company had a current ratio  position of
3.8 to 1, a cash position of $6.3 million and available bank lines of credit of $25.0 million. The Company continuously reviews its future cash requirements, together with its available bank lines of credit and internally generated funds. The Company believes it will meet all working capital obligations and fund further development of its business for at least the next 12 months.

                            PART II Other Information




         Item 6.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  COMPUTER HORIZONS CORP.
                                                       (Registrant)



DATE:       November 6, 1996                   /s/John J. Cassese
                                               ------------------
                                                  John J. Cassese
                                                  Chairman of the Board
                                                  and President


DATE:       November 6, 1996                   /s/Bernhard Hubert
                                               ------------------
                                                  Bernhard Hubert
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)


DATE:       November 6, 1996                   /s/Michael J. Shea, CPA
                                               -----------------------
                                                  Michael J. Shea, CPA
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)