Form 10-K
period 1996-12-31
COMPUTER HORIZONS CORP
filed 1997-03-27
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                          Commission file number 0-7282

                             COMPUTER HORIZONS CORP.
             (Exact name of registrant as specified in its charter)

          New York                                          13-2638902
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


    49 Old Bloomfield Avenue
    Mountain Lakes, New Jersey                               07046-1495
(Address of principal executive offices)                     (Zip Code)
--------------------------------------------------------------------------------


Registrant's telephone number,
    including area code:                                  (201) 402-7400

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 20, l997, was approximately $408,313,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 20, l997: 16,233,702 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated herein by reference the registrant's (i) Annual Report to Shareholders for the year ended December 3l, l996, in Part II of this Report and (ii) Proxy Statement for the 1997 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 7, 1997, in Part III hereof.

                                     PART I


Item 1.  Business

General

         The Company provides a wide range of information technology services and solutions to major corporations. Historically a professional services staffing firm, the Company has, over the past five years, developed the technological and managerial infrastructure to offer its clients value added services including CHC's Signature 2000(TM) solution for the millennium change, client/server systems development and migration, enterprise network management, document imaging practices, outsourcing and offshore software development and maintenance ("solutions"). The Company markets solutions to both existing and potential clients with the objective of becoming a preferred provider of comprehensive information technology services and solutions for such clients. Solutions engagements, which represented less than five percent of the Company's consolidated revenues in 1992, accounted for approximately 30% of its consolidated revenues in 1996. The Company believes that the range of services and solutions that it offers, combined with its worldwide network of 43 offices and subsidiary organizations, provides it with significant competitive advantages in the information technology marketplace.

         In 1996, the Company expanded operations by opening offices in Toronto, Canada and London, England. Together with the offices operated by the Company's joint venture, Birla Horizons International, the Company has established itself as an international enterprise, with global capabilities.

         The Company's clients primarily are Fortune 1,000 companies with significant information technology budgets and recurring staffing or software development needs. In 1996, the Company provided information technology services to 453 clients. During 1996, the Company's largest client, AT&T accounted for 9.8% of the Company's consolidated revenues, with no other client accounting for more than 5% of such revenues.

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

         The Company offers a range of information technology services and solutions, which include (1) professional services staffing, (2) the solution for the millennium change, (3) client/ server systems development and migration,
(4)  enterprise  network  management,   (5)  document  imaging  practices,   (6)
outsourcing, (7) offshore software development and maintenance, and (8) knowledge transfer.

         (1) Professional Services Staffing: Providing highly skilled software professionals to augment the internal information management staffs of major corporations remains the Company's primary business. The Company offers its clients centralized vendor management, supplying their staffing needs from among the Company's over 2,500 software professionals. The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business.

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

         (5)   Document    Imaging    Practices:    The   Company    offers   an
open-architectured document management solution that enables its clients to seamlessly image-enable existing applications that can reside on mainframes, mid-range or PC environments. The client is able to obtain a total solution that utilizes the Company's proprietary toolset, UNIDOC(TM), to provide customized design, development and deployment for their document management needs.

         (6) Outsourcing: Spurred by global competition and rapid technological change, big companies, in particular, are downsizing and outsourcing for reasons ranging from cost reduction to capital asset improvement and from improved technology introduction to better strategic focus. In response to this trend, the Company has created a group of regional outsourcing centers with 24 hour/7 day a week support, which are fully equipped with the latest technology and communications, as well as a complete staff that includes experienced project managers, technicians and operators. These professionals facilitate essential data functions including: applications development, systems maintenance, data network management, voice network administration and help desk operations.

         (7) Offshore Software Development and Maintenance: For major U.S. corporations under the constraints of downsizing and cost-cutting, offshore software development and maintenance provides a high quality, low-cost alternative to having these services performed domestically. Through Birla Horizons International, a joint venture established in India, the Company is able to provide offshore development, legacy systems maintenance and conversion services, which can be ported to client computers at satellite speed. Quality control and project management remain localized through one of the Company's domestic offices.

         8) Knowledge Transfer: The Company offers both standard curricula and custom-tailored courses for a client's particular environment and needs. Comprehensive courses cover languages, hardware, software, tools, methodologies and management and productivity skills. The Company's offerings include application downsizing, graphical interfaces, open systems, computer-aided software engineering ("CASE") and information engineering technologies, relational technology and personal computer software and hardware. The Company also has reseller and training rights in selected markets to certain development tools used as an aid in building client/server applications.

Personnel

         As of December 3l, 1996, the Company had a staff of 2,916, of whom 2,510 were computer professionals. The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

Competition

         The Company competes in the commercial information technology services market which is highly competitive and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies such as Hewlett-Packard Company, Unisys Corporation and Digital Equipment Corporation, facilities management and management information systems ("MIS") outsourcing companies, certain "Big Six" accounting firms, and general management consulting firms. The Company's competitors also include companies such as Andersen Consulting, Technology Solutions Corporation, Cambridge Technology Partners, Inc., Cap Gemini America, Business System Group, the consulting division of Computer Sciences Corporation, Analysts International Corp., CIBER, Inc., Computer Task Group Inc., and Keane Inc.

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

Item 2. Properties

         The Company's Corporate and Financial Headquarters, its Unified Systems Solutions, Inc. subsidiary, its ComputerKnowledge division, as well as its Eastern Regional Office, comprising approximately 43,500 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey. The Mountain Lakes leases are for terms expiring December 31, 1999, at a current annual rental of approximately $734,000. As of December 3l, l996, the Company also maintained facilities in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Toronto and Washington D.C. with an aggregate of approximately 136,400 square feet. The leases for these facilities are at a current annual aggregate rental of approximately $1,854,000. These leases expire at various times with no lease commitment longer than December 31, 2001. In addition, through Birla Horizons International, the Company has offices in New Delhi, India; London, England; California; New Jersey, and Toronto, Canada.

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

                                                                                 PERIOD
NAME                         AGE                        TITLE                   POSITION HELD
----                         ---                        -----                   -------------
John J. Cassese              52             Chairman of the Board               1982-Present
                                            and President
                                            Director                            1969-Present

William J. Murphy            52             Executive Vice President            1997 - Present
                                            and CFO


Bernhard Hubert              52             Senior Vice President               1982-1995
                                            and CFO
                                            Executive Vice President            1995-1996
                                            and CFO*
                                            Director*                           1995-1996

Michael J. Shea              36             Controller                          1995-Present
                                            Vice President                      1996-Present

*Resigned effective December 31, 1996.

                                     PART II


Item 5.  Market for Registrant's Common Equity
             and Related Stockholder Matters

         The information required by this item is contained under the caption "Market and Dividend Information" in the Company's Annual Report to Shareholders for the year ended December 3l, 1996, which material is incorporated by reference in this Form 10-K Annual Report.

Item 6.  Selected Financial Data

         The information required by this item is contained under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 3l, 1996, which material is incorporated by reference in this Form 10-K Annual Report.


Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation

         The information required by this item is contained under the caption "Management's Discussion and Analysis" in the Company's Annual Report to
Shareholders for the year ended December 3l, 1996, which material is incorporated by reference in this Form 10-K Annual Report.

Item 8.  Financial Statements and Supplementary Data

         The financial statements together with the report thereon by Grant Thornton LLP, Independent Certified Public Accountants, appearing in the Company's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference. Such information is listed in Item 14(a)1 of this Form 10-K Annual Report.


Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         (a) The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or before April 7, 1997 (the "1997 Proxy Statement").

         (b) The information called for by Item 10 with respect to executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Company".

Item 11.  Executive Compensation

         The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
         None

                                     PART IV

Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K

         (a) 1. The following consolidated financial statements for 1996 and 1995, appearing in the Company's Annual Report to Shareholders, are incorporated herein by reference.

     - Consolidated balance sheets as of December 3l, 1996 and 1995
     - Consolidated statements of income for each of the three years in the period ended December 31, 1996
     - Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1996
     - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1996
     - Notes to consolidated financial statements
     - Report of independent certified public accountants on the consolidated financial statements

            2. Schedule II - Valuation and qualifying accounts for the years ended December 31, 1996, 1995 and 1994.

                 -Report of independent certified public accountants on the financial statements schedule.

            All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

            3. The exhibit index

            4. Consent of Grant Thornton LLP

          (b) No reports on Form 8K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPUTER HORIZONS CORP.


Date:  March 21, 1997                 By: /s/ John J. Cassese
                                          ------------------------
                                          John J. Cassese, Chairman
                                          of the Board and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           COMPUTER HORIZONS CORP.


Date:  March 21, 1997                 By: /s/ John J. Cassese
                                          -------------------
                                          John J. Cassese, Chairman
                                          of the Board and President
                                          (Principal Executive Officer)
                                          and Director

Date:  March 21, 1997                 By: /s/ William J. Murphy
                                          ----------------------
                                          William J. Murphy,
                                          Executive Vice President and CFO
                                          (Principal Financial Officer)

Date:  March 21, 1997                 By: /s/ Michael J. Shea
                                          ----------------------
                                          Michael J. Shea
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Date:  March 21, 1997                 By: /s/ Thomas J. Berry
                                          --------------------
                                          Thomas J. Berry, Director


Date:  March 21, 1997                 By: /s/ Rocco J. Marano
                                          -------------------
                                          Rocco J. Marano


Date:  March 21, 1997                 By: /s/ Wilfred R. Plugge
                                          ---------------------
                                          Wilfred R. Plugge, Director


                                  EXHIBIT INDEX


Exhibit                 Description                                        Incorporated by Reference to
-------                 -----------                                     -------------------------------------
3(a-1)           Certificate of Incorporation as amended                Exhibit 3(a) to Registration
                 through 1971.                                          Statement on Form S-1 (File No.
                                                                        2-42259).

3(a-2)           Certificate of Amendment dated May 16,                 Exhibit 3(a-2) to Form 10K for the
                 1983 to Certificate of Incorporation.                  fiscal year ended February 28, 1983.

3(a-3)           Certificate of Amendment dated June 15,                Exhibit 3(a-3)  to Form 10K for the
                 1988 to Certificate of Incorporation.                  fiscal year ended December 31, 1988.

3(a-4)           Certificate of Amendment dated July 6,                 Exhibit 3(a-4) to Form 10K
                 1989 to Certificate of Incorporation.                  for the fiscal year ended
                                                                        December 31, 1994.
3(a-5)           Certificate of Amendment dated February                Exhibit 3(a-4) to Form 10K for the
                 14, 1990 to Certificate of                             year ended December 31, 1989.
                 Incorporation.

3(a-6)           Certificate of Amendment dated May 1,                  Exhibit 3(a-6) to Form 10K
                 1991 to Certificate of Incorporation.                  for the fiscal year ended
                                                                        December 31, 1994.
3(a-7)           Certificate of Amendment dated July 12,                Exhibit 3(a-7) to Form 10K
                 1994 to Certificate of Incorporation.                  for the fiscal year ended
                                                                        December 31, 1994.
3(b)             Bylaws, as amended and presently in                    Exhibit 3(b) to Form 10K for the
                 effect.                                                year ended December 31, 1988.

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

4(e)             Employee's Savings Plan Trust Agreement                Exhibit 4.5 to Registration
                 as Amended and Restated Effective                      Statement on Form S-8 dated
                 January 1, 1996.                                       December 5, 1995.

10(a)            Employment Agreement dated as of                       Exhibit 10(a) to Form 10K for the
                 February 16, 1990 between the Company                  year ended December 31, 1989.
                 and John J. Cassese

10(b)            Employment Agreement dated as of                       Exhibit 10(c) to Form 10K for the
                 February 16, 1990 between the Company                  year ended December 31, 1989.
                 and Bernhard Hubert.
10(c)            Employment Agreement dated as of March
                 6, 1997 between the Company and Michael
                 J. Shea.
10(d)            Note Agreement dated as of March 15,                   Exhibit 10(i) to Form 10K for the
                 1988 between the Company and                           year ended December 31, 1988.
                 Massachusetts Mutual Life Insurance
                 Company.

10(e)            1991 Directors' Stock Option Plan, as                  Exhibit 10(g) to Form 10K
                 amended.                                               for the fiscal year ended
                                                                        December 31, 1994.
10(f)            1994 Incentive Stock Option and                        Exhibit 10(h) to Form 10K
                 Appreciation Plan.                                     for the fiscal year ended
                                                                        December 31, 1994.
10(g)            $15,000,000 Promissory Note payable to
                 Chemical Bank

10(h)            $10,000,000 Discretionary Line of
                 Credit from PNC Bank.

11               Statement regarding Computation of Per
                 Share Earnings.

13               Annual Report to Security Holders.

21               List of Subsidiaries.

                                  Computer Horizons Corp. and Subsidiaries

                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            For the years ended December 31, 1996, 1995 and 1994




                   Column A                      Column B         Column C        Column D       Column E

                                                 Balance at       Charged to                     Balance at
                                                 beginning        costs and      Deductions -      end of
                   Description                   of period        expenses       describe(l)       period
                   -----------                   ---------        --------       -----------       ------
Year ended December 31, 1996
  Allowance for doubtful accounts                $840,000         $487,000        $124,000       $1,203,000
                                                 --------         --------        --------       ----------


Year ended December 31, 1995
  Allowance for doubtful accounts                $566,000         $465,000        $191,000       $  840,000
                                                 --------         --------        --------       ----------


Year ended December 31, 1994
 Allowance for doubtful accounts                 $462,000         $244,000        $140,000       $  566,000
                                                 --------         --------        --------       ----------



Notes

(1) Uncollectible accounts written off, net of recoveries.

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                    ON FINANCIAL STATEMENT SCHEDULE




Board of Directors and Shareholders
Computer Horizons Corp.

In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated January 27, 1997, which is included in the 1996 Annual Report to Shareholders and incorporated by reference in this Form 10-K, we have also audited Schedule II for each of the years ended December 31, 1996, 1995 and ]994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP

Parsippany, New Jersey
January 27, 1997





               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Computer Horizons Corp.


We have issued our report dated January 27, 1997, accompanying the consolidated financial statements incorporated by reference in the Annual Report to Shareholders of Computer Horizons Corp. (the "Company") on Form 10-K for the year ended December 31, 1996. We hereby consent to the incorporation by reference of said report in the Registration Statements on Forms S-8, covering shares of common stock, par value $.10 per share, to be offered pursuant to the Computer Horizons Corp. Employee Savings Plan and the Company's 1994 Incentive Stock Option and Appreciation Plan, 1985 Incentive Stock Option and Appreciation Plan, as amended, 1976 Stock Option Plan, as amended, and 1991 Directors' Stock Option Plan, as amended.



GRANT THORNTON LLP

Parsippany, New Jersey
March 18, 1997