Form 10-Q
period 1997-03-31
COMPUTER HORIZONS CORP
filed 1997-05-01
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                  F O R M 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended  March 31, 1997               Commission File Number 0-7282


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
                               Yes              No

As of April 29, 1997, the issuer had 16,266,205 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index



            Part I            Financial Information

                              Consolidated Balance Sheets
                              March 31, 1997 and December 31, 1996

                              Consolidated Statements of Income
                              Three Months Ended March 31, 1997
                              and March 29, 1996

                              Condensed Consolidated Statements of
                              Cash Flows  -  Three Months Ended
                              March 31, 1997 and March 29, 1996

                              Notes to Consolidated Financial Statements

                              Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations

            Part II           Other Information

                              Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS  (Unaudited)

                                                                     March 31,     December 31,
                                                                       1997           1996
                                                                      -------        -------
                                                                         (in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................        $ 6,450        $10,937
  Accounts receivable, net of allowance for doubtful
    accounts of $1,465,000 and $1,203,000 at March 31, 1997
    and December 31, 1996, respectively ......................         64,606         54,280
  Deferred income tax benefit ................................            830          1,024
  Other ......................................................            397            962
                                                                      -------        -------
          TOTAL CURRENT ASSETS ...............................         72,283         67,203
                                                                      -------        -------

PROPERTY AND EQUIPMENT .......................................          9,832          9,449
  Less accumulated depreciation ..............................          5,639          5,228
                                                                      -------        -------
                                                                        4,193          4,221
                                                                      -------        -------

OTHER ASSETS - NET:
  Goodwill ...................................................         13,173         13,322
  Deferred income tax benefit ................................            726            583
  Other ......................................................          2,659          3,083
                                                                      -------        -------
          TOTAL OTHER ASSETS .................................         16,558         16,988
                                                                      -------        -------


TOTAL ASSETS .................................................        $93,034        $88,412
                                                                      =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ..........................        $ 1,867        $ 1,867
  Accrued payroll, payroll taxes and benefits ................          9,415         11,963
  Accounts payable ...........................................            778          1,122
  Income taxes payable .......................................          3,296            940
  Other accrued expenses .....................................            868            749
                                                                      -------        -------
          TOTAL CURRENT LIABILITIES ..........................         16,224         16,641
                                                                      -------        -------

LONG-TERM DEBT ...............................................          1,432          1,432
                                                                      -------        -------

OTHER LIABILITIES ............................................          1,596          1,525
                                                                      -------        -------

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS  (Unaudited)
(CONTINUED)

                                                                     March 31,     December 31,
                                                                       1997           1996
                                                                      -------        -------
                                                                         (in thousands)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par;  authorized and unissued 200,000 shares,  including 50,000 Series A
  Common stock, $.10 par, authorized 30,000,000 shares; issued
    18,020,586 shares and 17,874,536 shares at March 31, 1997
    and December 31, 1996, respectively ......................          1,802          1,787
  Additional paid-in capital .................................         31,556         30,685
  Retained earnings ..........................................         55,072         50,990
                                                                      -------        -------
                                                                       88,430         83,462
  Less 1,786,883 shares held in treasury, at cost ............         14,648         14,648
                                                                      -------        -------
          TOTAL SHAREHOLDERS' EQUITY .........................         73,782         68,814
                                                                      -------        -------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................        $93,034        $88,412
                                                                      =======        =======


See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                              THREE MONTHS ENDED
                                             ----------------------------------------------------
                                                 MARCH 31, 1997                MARCH 29, 1996
                                             ----------------------        ----------------------
                                                    (in thousands, except per share data)

REVENUES ................................    $ 69,749        100.0%        $ 57,031        100.0%
                                             --------        -----         --------        -----
COSTS AND EXPENSES:
     Direct costs .......................      47,899         68.7%          39,368         69.0%
     Selling, general
        and administrative ..............      14,955         21.4%          12,120         21.3%
                                             --------        -----         --------        -----
                                               62,854         90.1%          51,488         90.3%
                                             --------        -----         --------        -----

INCOME FROM OPERATIONS ..................       6,895          9.9%           5,543          9.7%
                                             --------        -----         --------        -----
OTHER INCOME (expense):
     Interest income ....................         112          0.2%             103          0.2%
     Interest expense ...................         (77)        -0.1%            (144)        -0.3%
     Equity in Joint Venture net earnings         150          0.2%             213          0.4%
                                             --------        -----         --------        -----
                                                  185          0.3%             172          0.3%
                                             --------        -----         --------        -----

INCOME BEFORE INCOME TAXES ..............       7,080         10.2%           5,715         10.0%
                                             --------        -----         --------        -----

INCOME TAXES:
     Current ............................       2,947          4.2%           2,437          4.3%
     Deferred ...........................          51          0.1%             (24)         0.0%
                                             --------        -----         --------        -----
                                                2,998          4.3%           2,413          4.2%
                                             --------        -----         --------        -----


NET INCOME ..............................    $  4,082          5.9%        $  3,302          5.8%
                                             ========        =====         ========        =====

EARNINGS PER SHARE:
     Net income                                 $0.24                         $0.20
                                             ========                      ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         17,071,000                    16,880,000
                                           ==========                    ==========


See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,    March 29,
                                                            1997          1996
                                                          --------     --------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES .................    ($ 5,414)    ($   614)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ...............        (383)        (314)
   (Increase) / decrease in other assets .............         424         (278)
                                                          --------     --------
                                                                41         (592)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Stock options exercised ...........................         886          803
                                                          --------     --------
                                                               886          803
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .      (4,487)        (403)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......      10,937        9,166
                                                          --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........    $  6,450     $  8,763
                                                          ========     ========


See notes to consolidated financial statements.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Quarters Ended March 31, 1997 and March 29, 1996



         The information furnished reflects all adjustments which, in the opinion of the Company, are necessary to present fairly its consolidated financial position and the results of its operations and changes in financial position for the periods indicated.

         Reference is made to the Company's annual financial statements for the year ended December 31, 1996, for a description of the accounting policies, which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

Impact of Accounting Pronouncement, Not Yet Adopted

         In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which requires public companies to present basic earnings per share (EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Basic EPS is calculated by dividing the net income by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15. Revision of the EPS standard had two objectives -- to simplify the earnings per share calculation and to make the EPS standard applicable to US entities comparable to the standards of most other countries and to the international standard, which was also recently revised.

         Although presentation of this new format is required for periods ending after December 15, 1997, early application is not permitted. Staff Accounting Bulletin No. 74, however, requires public companies to discuss the expected impact of adopting the new accounting pronouncement. Had EPS been calculated under SFAS No. 128, the Company's Pro-Forma Basic EPS and Diluted EPS would have been as follows:

                                              March 31, 1997      March 29, 1996
                                              --------------      --------------
Pro-forma earnings per share:
     Basic ...............................     $      0.25         $      0.21
     Diluted .............................            0.24                0.20


Pro-forma weighted average number of
shares outstanding:
     Basic ...............................      16,188,000          15,716,000
     Diluted .............................      17,071,000          16,880,000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the Quarters Ended March 31, 1997 and March 29, 1996


         For the first quarter ended March 31, 1997, revenues were $69.7 million, a 22% increase over the first quarter of 1996. Year 2000 services revenues, which were less than $1 million in the first quarter of 1996, exceeded $11 million for this year's first quarter. Staffing business continues strong, with revenue for the first quarter totaling $49 million, up well over 30% compared to last year's first quarter. Solutions revenues, excluding Year 2000 services, were $9.5 million, down significantly ($9.3 million) when compared to last year's first quarter.

         Direct cost, as a percentage of revenues, was 68.7% in the first quarter, 300 basis points lower than a year ago. In general, gross margins are firm in staffing and superior for the Year 2000 business. Year 2000 business accounted for 16% of total revenues in the first quarter of 1997 versus 2% in the first quarter of 1996.

         Selling, general and administrative spending levels are at a percentage of revenue substantially equal to the first quarter of 1996.

         With gross profit margins improving and relatively stable SG&A expenses as a percentage of revenue, 1997's operating margin improved to 9.9% from 9.7% last year.

         Total other income in the first quarter was $185,000 versus $172,000 in the prior year first quarter. The net increase was impacted by two factors. During the 1997 first quarter there was reduced interest expense and increased interest income. However, this was offset by a decrease in earnings from the Birla Horizons Indian joint venture. The decline in Birla income in 1997 reflects significant investments the joint venture is making in the Year 2000 and solutions side of the business. These investments and reduced income levels are expected to continue into the second half of 1997.

         Income before income taxes increased by 24% in the first quarter of this year as compared to last year's first quarter, $7.1 million vs. $5.7 million. As a percentage of revenues, income before income taxes improved to 10.2% from 10.0% last year.

         Net income totaled $4.1 million and 5.9% of revenues, up by 24% from last year's $3.3 million. Earnings per share were $0.24 versus $0.20 last year, an increase of 20%. Shares outstanding were slightly higher at 17.1 million in the first quarter of 1997 versus 16.9 million a year ago.

         As of March 31, 1997, the Company had a current ratio position of 4.5 to 1, including cash and cash equivalents of $6.5 million, and had available bank lines of credit of $25.0 million. The Company's long-term debt, inclusive of current maturities, is only $3.3 million, or less than 5% of shareholders' equity. The Company believes that its cash, lines of credit and internally generated funds will be sufficient to meet its working capital needs for at least the next 12 months.

         In the twelve month period ending March 31, 1997, the Company acquired $1.4 million of capital assets. Although there are no material, firm commitments for capital spending over the next twelve months, the Company anticipates a spending level in line with that of the previous twelve months.

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


                                               COMPUTER HORIZONS CORP.
                                               -----------------------
                                                    (Registrant)



DATE: May 1, 1997                              /s/John J. Cassese
                                               ------------------
                                                  John J. Cassese
                                                  Chairman of the Board
                                                  and President


DATE: May 1, 1997                              /s/William J. Murphy
                                               --------------------
                                                  William J. Murphy
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)


DATE: May 1, 1997                              /s/Michael J. Shea
                                               -----------------------
                                                  Michael J. Shea
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)