Form 10-Q
period 1997-06-27
COMPUTER HORIZONS CORP
filed 1997-08-11
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                  F O R M 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended  June 27, 1997                Commission File Number 0-7282


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

       Registrant's telephone number, including area code (973) 402-7400
                                                          --------------

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
                               Yes              No

As of August 7, 1997, the issuer had 24,583,750 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index




Part I            Financial Information

                  Consolidated Balance Sheets
                  June 27, 1997 and December 31, 1996

                  Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 27, 1997 and 1996

                  Condensed Consolidated Statements of
                  Cash Flows - Three Months Ended
                  June 27, 1997 and 1996

                  Notes to Consolidated Financial Statements

                  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations

Part II           Other Information

                  Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                       (Unaudited)

                                                               June 27,                December 31,
                                                                 1997                      1996
                                                             -----------               -----------
                                                                         (in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $3,751                   $10,937
  Accounts receivable, net of allowance for doubtful
    accounts of $1,576,000 and $1,203,000 at June 27, 1997
    and December 31, 1996, respectively                          68,676                    54,280
  Deferred income tax benefit                                     1,549                     1,024
  Other                                                             604                       962
                                                             -----------               -----------
          TOTAL CURRENT ASSETS                                   74,580                    67,203
                                                             -----------               -----------

PROPERTY AND EQUIPMENT                                           10,424                     9,449
  Less accumulated depreciation                                   6,050                     5,228
                                                             -----------               -----------
                                                                  4,374                     4,221
                                                             -----------               -----------

OTHER ASSETS - NET:
  Goodwill                                                       13,024                    13,322
  Deferred income tax benefit                                       802                       583
  Other                                                           3,606                     3,083
                                                             -----------               -----------
          TOTAL OTHER ASSETS                                     17,432                    16,988
                                                             -----------               -----------


TOTAL ASSETS                                                    $96,386                   $88,412
                                                             ===========               ===========




(Continued)

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                       (Unaudited)

                                                               June 27,                December 31,
                                                                 1997                      1996
                                                             -----------               -----------
                                                                         (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                              $1,432                    $1,867
  Accrued payroll, payroll taxes and benefits                    10,299                    11,963
  Accounts payable                                                  398                     1,122
  Income taxes payable                                            1,952                       940
  Other accrued expenses                                            689                       749
                                                             -----------               -----------
          TOTAL CURRENT LIABILITIES                              14,770                    16,641
                                                             -----------               -----------

LONG-TERM DEBT                                                        0                     1,432
                                                             -----------               -----------

OTHER LIABILITIES                                                 1,697                     1,525
                                                             -----------               -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par;  authorized and unissued
    200,000 shares,  including 50,000 Series A
  Common stock, $.10 par, authorized 60,000,000 shares;
    issued 26,336,757 shares and 25,918,363 shares at
    June 27, 1997 and December 31, 1996, respectively             2,634                     2,592
  Additional paid-in capital                                     32,018                    29,880
  Retained earnings                                              59,915                    50,990
                                                             -----------               -----------
                                                                 94,567                    83,462
  Less 1,786,883 shares held in treasury, at cost                14,648                    14,648
                                                             -----------               -----------
          TOTAL SHAREHOLDERS' EQUITY                             79,919                    68,814
                                                             -----------               -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $96,386                   $88,412
                                                             ===========               ===========


See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME               (Unaudited)

                                                          THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                ---------------------------------------     ---------------------------------------
                                                     JUNE 27, 1997       JUNE 27, 1996           JUNE 27, 1997       JUNE 27, 1996
                                                ------------------- -------------------     ------------------- -------------------

REVENUES                                          $75,714     100.0%  $56,032      100.0%   $145,463    100.0%  $113,063      100.0%
                                                -------------------   ------------------    -----------------   -------------------

COSTS AND EXPENSES:
     Direct costs                                  51,222      67.6%   39,960       71.3%      99,121     68.1%   79,328       70.1%
     Selling, general and
        administrative                             16,110      21.3%   12,505       22.3%      31,065     21.4%   24,625       21.8%
                                                -------------------   ------------------    -----------------   -------------------
                                                   67,332      88.9%   52,465       93.6%     130,186     89.5%  103,953       91.9%
                                                -------------------   ------------------    -----------------   -------------------

INCOME FROM OPERATIONS                              8,382      11.1%    3,567        6.4%      15,277     10.5%    9,110        8.1%
                                                -------------------   ------------------    -----------------   -------------------

OTHER INCOME (expense):
     Interest income                                   81       0.1%       62        0.1%         193      0.1%      165        0.1%
     Interest expense                                 (81)     -0.1%     (145)      -0.3%        (158)    -0.1%     (289)      -0.3%
     Equity in Joint Venture net earnings              63       0.1%      230        0.4%         213      0.1%      443        0.4%
                                                -------------------   ------------------    -----------------   -------------------
                                                       63       0.1%      147        0.2%         248      0.1%      319        0.2%
                                                -------------------   ------------------    -----------------   -------------------

INCOME BEFORE INCOME TAXES                          8,445      11.2%    3,714        6.6%      15,525     10.6%    9,429        8.3%
                                                -------------------   ------------------    -----------------   -------------------

INCOME TAXES:
     Current                                        4,397       5.8%    2,134        3.8%       7,344      5.0%    4,571        4.0%
     Deferred                                        (795)     -1.0%     (558)      -1.0%        (744)    -0.5%     (582)      -0.5%
                                                -------------------   ------------------    -----------------   -------------------
                                                    3,602       4.8%    1,576        2.8%       6,600      4.5%    3,989        3.5%
                                                -------------------   ------------------    -----------------   -------------------

NET INCOME                                         $4,843       6.4%   $2,138        3.8%      $8,925      6.1%   $5,440        4.8%
                                                ===================   ==================    ==================  ===================

EARNINGS PER SHARE:
     Net income                                      $0.19               $0.08                   $0.35               $0.21
                                                ==========          ==========              ==========          ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                              25,933,000          25,585,000              25,770,000          25,453,000
                                                ==========          ==========              ==========          ==========

See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS              (Unaudited)

                                                                        Six Months Ended
                                                             -------------------------------------
                                                               June 27,                  June 27,
                                                                 1997                      1996
                                                             -----------               -----------
                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                            ($6,001)                     $960
                                                             -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                             (975)                     (770)
   (Increase) / decrease in other assets                           (523)                     (301)
                                                             -----------               -----------
                                                                 (1,498)                   (1,071)
                                                             -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term debt, net                                           (1,867)                   (2,385)
   Stock options exercised                                        2,180                     1,525
                                                             -----------               -----------
                                                                    313                      (860)
                                                             -----------               -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (7,186)                     (971)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   10,937                     9,166
                                                             -----------               -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $3,751                    $8,195
                                                             ===========               ===========



See notes to consolidated financial statements.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Quarters Ended June 27, 1997 and 1996



              The information furnished reflects all adjustments which, in the opinion of the Company, are necessary to present fairly its consolidated financial position and the results of its operations and changes in financial position for the periods indicated.

              Reference is made to the Company's annual financial statements for the year ended December 31, 1996, for a description of the accounting policies, which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim and the stock split described below.

              On May 7, 1997, the Board of Directors declared a three-for-two common stock split in the form of a 50% stock distribution, payable on June 9, 1997, to shareholders of record on May 22, 1997. An amount equal to the $0.10 par value of the common shares distributed has been retroactively transferred from additional paid-in capital to common stock. All references in the financial statements with regard to the number of shares of common stock and per share amounts have been retroactively adjusted.


Impact of Accounting Pronouncements, Not Yet Adopted

Earnings per Share: In February 1997, the Financial  Accounting  Standards Board
(FASB) issued SFAS No. 128, "Earnings per Share", which requires public companies to present basic earnings per share (EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. Basic EPS is calculated by dividing the net income by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15. Revision of the EPS standard had two objectives -- to simplify the earnings per share calculation and to make the EPS standard applicable to US entities comparable to the standards of most other countries and to the international standard, which was also recently revised.

              Although presentation of this new format is required for periods ending after December 15, 1997, early application is not permitted. Staff Accounting Bulletin No. 74, however, requires public companies to discuss the expected impact of adopting the new accounting pronouncement.

Had EPS been calculated under SFAS No. 128, the Company's Pro-Forma Basic EPS and Diluted EPS would have been as follows:

                                                   Three Months                   Six Months
                                                  Ended June 27,                Ended June 27,
                                            -----------------------        -----------------------
                                                1997        1996              1997         1996
                                            ----------   ----------        ----------   ----------
Pro-forma earnings per share:
     Basic                                       $0.20        $0.09             $0.37        $0.23
     Diluted                                      0.19         0.08              0.35         0.21

Pro-forma weighted average
number of shares outstanding:
     Basic                                  24,470,000   23,918,000        24,376,000   23,746,000
     Diluted                                25,933,000   25,585,000        25,770,000   25,453,000

Comprehensive Income: In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that displays total comprehensive income for the period. This standard is effective for fiscal years beginning after December 15, 1997 and is not expected to have a significant impact on the Company's financial statement presentation.

Segments of an Enterprise and Related Information: In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosure of information about operating segments, products and services, geographic areas and major customers. This standard is effective for financial statements for periods beginning after December 15, 1997. The impact of this standard on the Company's financial statement presentation has not as yet been determined.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  For the Quarters Ended June 27, 1997 and 1996


     Revenues. Revenues increased from $56.0 million in the second quarter of 1996 to $75.7 million in the second quarter of 1997, an increase of $19.7 million or 35.1%. Staffing revenues increased from $39.6 million in the second quarter of 1996 to $50.0 million in the second quarter of 1997, an increase of $10.4 million or 26.4%. Total solutions revenues, including Year 2000 revenues, increased from $16.4 million in the second quarter of 1996 to $25.7 million in the second quarter of 1997, an increase of $9.3 million or 56.2%. Year 2000 services revenues increased from $1.6 million in the second quarter of 1996 to $16.4 million in the second quarter of 1997, an increase of $14.8 million. The Company's Year 2000 business accounted for 2.8% of total revenues in the second quarter of 1996 versus 21.7% of total revenues in the second quarter of 1997. Solutions revenues, excluding Year 2000 services, decreased from $14.8 million in the second quarter of 1996 to $9.3 million in the second quarter of 1997, a decrease of $5.5 million or 37.5%. Approximately $2.2 million of the decrease is related to the loss of a contract with a major client in 1996. The remainder of the decrease is attributable to a shift in client demand and the Company's increased focus on its Year 2000 business.

     Revenues increased from $113.1 million in the first six months of 1996 to $145.5 million in the first six months of 1997, an increase of $32.4 million or 28.7%. Staffing revenues increased from $77.0 million in the first six months of 1996 to $98.9 million in the first six months of 1997, an increase of $21.9 million or 28.5%. Total solutions revenues, including Year 2000 revenues, increased from $36.1 million in the first six months of 1996 to $46.6 million in the first six months of 1997, an increase of $10.5 million or 29.0%. Year 2000 services revenues increased from $2.5 million in the first six months of 1996 to $27.8 million in the first six months of 1997, an increase of $25.3 million. The Company's Year 2000 business accounted for 2.2% of total revenues in the first six months of 1996 versus 19.1% of total revenues in the first six months of 1997. Solutions revenues, excluding Year 2000 services, decreased from $33.6 million in the first six months of 1996 to $18.8 million in the first six months of 1997, a decrease of $14.8 million or 44.2%. Approximately $8.0 million of the decrease is related to the loss of a contract with a major client in the second quarter of 1996. The remainder of the decrease is attributable to a shift in client demand and the Company's increased focus on its Year 2000 business.

     Direct Costs. Direct costs increased from $40.0 million and $79.3 million in the second quarter and first six months of 1996, respectively, to $51.2 million and $99.1 million in the comparable 1997 periods. Gross margin increased from 28.7% and 29.9% in the second quarter and first six months of 1996, respectively, to 32.4% and 31.9% in the comparable 1997 periods. The increase in gross margin was primarily due to stable margins in the Company's staffing business and an increase in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel, and the mix of staffing versus solutions business during a particular quarter.

     Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars from $12.5 million in the second quarter of 1996 to $16.1 million in the second quarter of 1997, an increase of $3.6 million or 28.8%. As a percentage of revenues, selling, general and administrative expenses decreased from 22.3% of revenues in the second quarter of 1996 to 21.3% of revenues in the second quarter of 1997. For the first six months of 1996, selling, general and administrative expenses increased in absolute dollars from $24.6 million to $31.1 million in the first six months of 1997, an increase of $6.5 million or 26.2%. As a percentage of revenues, selling, general and administrative expenses decreased slightly from 21.8% of revenues in the first six months of 1996 to 21.4% of revenues in the first six months of 1997. The increases in selling, general and administrative expenses in absolute dollars was primarily a result of salaries and commissions for additional sales and recruiting personnel and, to a lesser extent, growth in the Company's general and administrative infrastructure.

     Income from Operations. Operating margins increased from 6.4% and 8.1% in the second quarter and first six months of 1996, respectively, to 11.1% and 10.5% in the comparable 1997 periods. These increases were primarily due to increases in the Company's higher margin Year 2000 business.

     Other Income. Other income decreased from $147,000 and $319,000 in the second quarter and first six months of 1996, respectively, to $63,000 and $248,000 in the comparable 1997 periods, a decrease of $84,000 or 57.1% and $71,000 or 22.3%, respectively. These decreases were primarily the result of decreases in earnings from the Joint Venture, which was offset in part by a decrease in net interest expense. The Joint Venture's decreased earnings in 1997 were primarily due to costs associated with increased headcount, particularly in marketing and project management personnel as it expanded its solutions business. The Company expects that the Joint Venture will continue to make significant investments in personnel which will result in continued lower earning levels for the Joint Venture in second half 1997.

     Provision for Income Taxes. The effective tax rates for federal, state and local income taxes for the second quarter and first six months of 1996 were 42.4% and 42.3%, respectively. For the comparable 1997 periods, the rates were 42.7% and 42.5%, respectively.

     Net Income. Net income increased from $2.1 million for the second quarter of 1996 to $4.8 million for the second quarter of 1997, an increase of $2.7 million or 126.5%. Net income per share was $0.08 versus $0.19 for the second quarter of 1996 and 1997, respectively. Net income increased from $5.4 million for the first six months of 1996 to $8.9 million in the comparable 1997 period, an increase of $3.5 million or 64.1%. Net income per share increased from $0.21 in the first six months of 1996 to $0.35 in the first six months of 1997, on higher weighted average shares outstanding (25.5 million versus 25.8 million). All net income per share and share amounts have been adjusted to reflect a three-for-two split in the form of a 50% common stock dividend distributed on June 9, 1997.

     Liquidity and Capital Resources. At June 27, 1997, the Company had $3.8 million in cash and cash equivalents, $59.8 million in working capital and no outstanding borrowings under its bank lines of credit.

              Net cash provided by operating activities was $1.0 million for the first six months of 1996, consisting primarily of net income, offset in part by an increase in accounts receivable. During the first six months of 1997, net cash used in operating activities was $6.0 million, primarily as a result of an increase in accounts receivable, largely due to growth in the Company's solutions business.

              Net cash used in investing activities in the first six months of 1996 and 1997 were $1.1 million and $1.5 million, respectively, consisting primarily of purchases of equipment and furniture.

              Net cash used in financing activities was $860,000 for the first six months of 1996, with repayment of long-term debt exceeding the amount of proceeds received from stock option exercises. For the first six months of 1997 the reverse was true, with net cash being provided by financing activities in the amount of $313,000, with proceeds received from stock option exercises exceeding the amount of long-term debt repayment.

              At June 27, 1997, the Company had a current ratio of 5.0 to 1, no long-term debt and no outstanding borrowings under its two unsecured lines of credit. However, as an employee-based services company which pays its increasing workforce bi-weekly, growth places increasing demands on cash balances. The Company is, therefore contemplating a follow on equity offering during the second half of 1997.

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


                                        COMPUTER HORIZONS CORP.
                                            (Registrant)



DATE:       August 8, 1997            /s/    John J. Cassese
     --------------------------      -----------------------
                                     John J. Cassese, Chairman of the Board
                                     and President


DATE:       August 8, 1997           /s/    William J. Murphy
     --------------------------      -------------------------
                                     William J. Murphy, Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:       August 8, 1997           /s/    Michael J. Shea
     --------------------------      -----------------------
                                     Michael J. Shea
                                     Vice President and Controller
                                     (Principal Accounting Officer)