Form 10-Q
period 1997-09-27
COMPUTER HORIZONS CORP
filed 1997-10-24
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                 F O R M  10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended  September 27, 1997              Commission File Number 0-7282


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

       Registrant's telephone number, including area code (973) 299-4000
                                                          --------------

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
                               Yes              No

As of October 22, 1997, the issuer had 27,100,399 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index




Part I            Financial Information

                  Consolidated Balance Sheets
                  September 27, 1997 and December 31, 1996

                  Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 27, 1997 and 1996

                  Condensed Consolidated Statements of
                  Cash Flows - Nine Months Ended
                  September 27, 1997 and 1996

                  Notes to Consolidated Financial Statements

                  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations

Part II           Other Information

                  Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                        (Unaudited)

                                                                 Sept. 27,  December 31,
                                                                   1997        1996
                                                                 ---------  ------------
                                                                    (in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................   $ 90,987   $ 10,937
  Accounts receivable, net of allowance for doubtful
    accounts of $2,158,000 and $1,203,000 at Sept. 27, 1997
    and December 31, 1996, respectively ......................     76,700     54,280
  Deferred income tax benefit ................................      1,467      1,024
  Other ......................................................      1,528        962
                                                                 --------   --------
          TOTAL CURRENT ASSETS ...............................    170,682     67,203
                                                                 --------   --------

PROPERTY AND EQUIPMENT .......................................     10,935      9,449
  Less accumulated depreciation ..............................      6,542      5,228
                                                                 --------   --------
                                                                    4,393      4,221
                                                                 --------   --------

OTHER ASSETS - NET:
  Goodwill ...................................................     12,987     13,322
  Deferred income tax benefit ................................        797        583
  Other ......................................................      3,883      3,083
                                                                 --------   --------
          TOTAL OTHER ASSETS .................................     17,667     16,988
                                                                 --------   --------


TOTAL ASSETS .................................................   $192,742   $ 88,412
                                                                 ========   ========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                        (Unaudited)

                                                                 Sept. 27,  December 31,
                                                                   1997        1996
                                                                 ---------  ------------
                                                                    (in thousands)


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ..........................   $  1,432   $  1,867
  Accrued payroll, payroll taxes and benefits ................     12,977     11,963
  Accounts payable ...........................................        969      1,122
  Income taxes payable .......................................      2,461        940
  Other accrued expenses .....................................      1,492        749
                                                                 --------   --------
          TOTAL CURRENT LIABILITIES ..........................     19,331     16,641
                                                                 --------   --------

LONG-TERM DEBT ...............................................          0      1,432
                                                                 --------   --------

OTHER LIABILITIES ............................................      1,811      1,525
                                                                 --------   --------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued
    200,000 shares,  including 50,000 Series A
  Common stock, $.10 par, authorized 60,000,000 shares; issued
    28,886,157 shares and 25,918,363 shares at Sept. 27, 1997
    and December 31, 1996, respectively ......................      2,889      2,592
  Additional paid-in capital .................................    117,466     29,880
  Retained earnings ..........................................     65,893     50,990
                                                                 --------   --------
                                                                  186,248     83,462
  Less 1,786,883 shares held in treasury, at cost ............     14,648     14,648
                                                                 --------   --------
          TOTAL SHAREHOLDERS' EQUITY .........................    171,600     68,814
                                                                 --------   --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $192,742   $ 88,412
                                                                 ========   ========

See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME               (Unaudited)

                                                THREE MONTHS ENDED                                NINE MONTHS ENDED
                                     ------------------------------------------     -----------------------------------------
                                          SEPT. 27, 1997        SEPT. 27, 1996        SEPT. 27, 1997        SEPT. 27, 1996
                                     --------------------  --------------------     -------------------  --------------------
                                                              (in thousands, except per share data)
REVENUES                                $81,383   100.0%      $57,275   100.0%        $226,846  100.0%     $170,338   100.0%
                                     --------------------  --------------------     -------------------  --------------------
COSTS AND EXPENSES:
     Direct costs                        54,421    66.9%       39,756    69.4%         153,542   67.7%      119,084    69.9%
     Selling, general and
        administrative                   16,477    20.2%       13,177    23.0%          47,542   21.0%       37,802    22.2%
                                     --------------------  --------------------     -------------------  --------------------
                                         70,898    87.1%       52,933    92.4%         201,084   88.6%      156,886    92.1%
                                     --------------------  --------------------     -------------------  --------------------

INCOME FROM OPERATIONS                   10,485    12.9%        4,342     7.6%          25,762   11.4%       13,452     7.9%
                                     --------------------  --------------------     -------------------  --------------------
OTHER INCOME (expense):
     Interest income                        121     0.1%           83     0.1%             314    0.1%          248     0.1%
     Interest expense                      (44)    -0.1%         (99)    -0.2%           (202)   -0.1%        (388)    -0.2%
     Equity in Joint Venture
       net earnings                        (75)    -0.1%          200     0.3%             138    0.1%          643     0.4%
                                     --------------------  --------------------     -------------------  --------------------
                                              2     0.0%          184     0.3%             250    0.1%          503     0.3%
                                     --------------------  --------------------     -------------------  --------------------

INCOME BEFORE INCOME TAXES               10,487    12.9%        4,526     7.9%          26,012   11.5%       13,955     8.2%
                                     --------------------  --------------------     -------------------  --------------------
INCOME TAXES:
     Current                              4,422     5.4%        1,358     2.4%          11,766    5.2%        5,929     3.5%
     Deferred                                87     0.1%          535     0.9%           (657)   -0.3%         (47)     0.0%
                                     --------------------  --------------------     -------------------  --------------------
                                          4,509     5.5%        1,893     3.3%          11,109    4.9%        5,882     3.5%
                                     --------------------  --------------------     -------------------  --------------------

NET INCOME                               $5,978     7.3%       $2,633     4.6%         $14,903    6.6%       $8,073     4.7%
                                     ====================  ====================     ===================  ====================

EARNINGS PER SHARE:
     Net income                           $0.23                 $0.10                    $0.58                $0.32
                                     ===========           ===========              ===========          ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   26,093,000            25,376,000               25,878,000           25,427,000
                                     ===========           ===========              ===========          ===========

See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS               (Unaudited)

                                                             Nine Months Ended
                                                           ---------------------
                                                           Sept. 27,   Sept. 27,
                                                             1997        1996
                                                           --------    --------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES ...................   ($ 1,941)   $    424
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment .................     (1,486)     (1,871)
   Acquisitions ........................................       (115)       (362)
   (Increase) / decrease in other assets ...............       (800)       (251)
                                                           --------    --------
                                                             (2,401)     (2,484)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term debt, net .................................     (1,867)     (2,428)
   Stock options exercised .............................      2,546       1,664
   Proceeds from issuance of stock .....................     83,713
                                                           --------    --------
                                                             84,392        (764)
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...     80,050      (2,824)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........     10,937       9,166
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $ 90,987    $  6,342
                                                           ========    ========


See notes to consolidated financial statements.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Quarters Ended September 27, 1997 and 1996



              The information furnished reflects all adjustments which, in the opinion of the Company, are necessary to present fairly its consolidated financial position and the results of its operations and changes in financial position for the periods indicated.

              Reference is made to the Company's annual financial statements for the year ended December 31, 1996, for a description of the accounting policies, which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim and the stock split and public offering described below.

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

              On September 23, 1997, the Company sold 2,500,000 shares of its common stock in a public offering, realizing net proceeds of approximately $83,700,000. The Company intends to use the net proceeds primarily for working capital and general corporate purposes. A portion of such net proceeds may also be used to fund future acquisitions, if any.


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

              Had EPS been calculated under SFAS No. 128, the Company's Pro-Forma Basic EPS and Diluted EPS would have been as follows:

                                                   Three Months                   Nine Months
                                                  Ended Sept. 27,                Ended Sept. 27,
                                            -----------------------        -----------------------
                                                1997        1996              1997         1996
                                            ----------   ----------        ----------   ----------
Pro-forma earnings per share:
     Basic                                       $0.24        $0.11             $0.61        $0.34
     Diluted                                      0.23         0.10              0.58         0.32

Pro-forma weighted average
number of shares outstanding:
     Basic                                  24,602,000   24,091,000        24,451,000   23,861,000
     Diluted                                26,093,000   25,376,000        25,878,000   25,427,000

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               For the Quarters Ended September 27, 1997 and 1996


     Revenues. Revenues increased from $57.3 million in the third quarter of 1996 to $81.4 million in the third quarter of 1997, an increase of $24.1 million or 42.1%. Staffing revenues increased from $44.3 million in the third quarter of 1996 to $52.4 million in the third quarter of 1997, an increase of $8.0 million or 18.0%. Total solutions revenues, including Year 2000 revenues, increased from $12.9 million in the third quarter of 1996 to $29.0 million in the third quarter of 1997, an increase of $16.1 million or 124.6%. Year 2000 services revenues increased from $2.8 million in the third quarter of 1996 to $19.6 million in the third quarter of 1997, an increase of $16.8 million. The Company's Year 2000 business accounted for 4.9% of total revenues in the third quarter of 1996 versus 24.1% of total revenues in the third quarter of 1997. Solutions revenues, excluding Year 2000 services, decreased slightly from $10.1 million in the third quarter of 1996 to $9.4 million in the third quarter of 1997, primarily as a result of a shift in client demand and the Company's increased focus on its Year 2000 business.

     Revenues increased from $170.3 million in the first nine months of 1996 to $226.8 million in the first nine months of 1997, an increase of $56.5 million or 33.2%. Staffing revenues increased from $121.3 million in the first nine months of 1996 to $151.2 million in the first nine months of 1997, an increase of $29.9 million or 24.7%. Total solutions revenues, including Year 2000 revenues, increased from $49.0 million in the first nine months of 1996 to $75.6 million in the first nine months of 1997, an increase of $26.6 million or 54.2%. Year 2000 services revenues increased from $5.3 million in the first nine months of 1996 to $47.5 million in the first nine months of 1997, an increase of $42.1 million. The Company's Year 2000 business accounted for 3.1% of total revenues in the first nine months of 1996 versus 20.9% of total revenues in the first nine months of 1997. Solutions revenues, excluding Year 2000 services, decreased from $43.7 million in the first nine months of 1996 to $28.2 million in the first nine months of 1997, a decrease of $15.5 million or 35.6%. The Company's solutions revenues were impacted by the unexpected termination of certain contracts in the second quarter of 1996, as well as a shift in client demand and the Company's increased focus on its Year 2000 business.

     Direct Costs. Direct costs increased from $39.8 million and $119.1 million in the third quarter and first nine months of 1996, respectively, to $54.4 million and $153.5 million in the comparable 1997 periods. Gross margin increased from 30.6% and 30.1% in the third quarter and first nine months of 1996, respectively, to 33.1% and 32.3% in the comparable 1997 periods. The increase in gross margin was primarily due to stable margins in the Company's staffing business and an increase in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel, and the mix of staffing versus solutions business during a particular quarter.

     Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars from $13.2 million in the third quarter of 1996 to $16.5 million in the third quarter of 1997, an increase of $3.3 million or 25.0%. As a percentage of revenues, selling, general and administrative expenses decreased from 23.0% of revenues in the third quarter of 1996 to 20.2% of revenues in the third quarter of 1997. For the first nine months of 1996, selling, general and administrative expenses increased in absolute dollars from $37.8 million to $47.5 million in the first nine months of 1997, an increase of $9.7 million or 25.8%. As a percentage of revenues, selling, general and administrative expenses decreased from 22.2% of revenues in the first nine months of 1996 to 21.0% of revenues in the first nine months of 1997. The increases in selling, general and administrative expenses in absolute dollars was primarily a result of salaries and commissions for additional sales and recruiting personnel and, to a lesser extent, growth in the Company's general and administrative infrastructure.

     Income from Operations. Operating margins increased from 7.6% and 7.9% in the third quarter and first nine months of 1996, respectively, to 12.9% and 11.4% in the comparable 1997 periods. These increases were primarily due to increases in the Company's higher margin Year 2000 business.

     Other Income. Other income decreased from $184,000 and $503,000 in the third quarter and first nine months of 1996, respectively, to $2,000 and $250,000 in the comparable 1997 periods, a decrease of $182,000 and $253,000, respectively. These decreases were primarily the result of decreases in earnings from the Joint Venture, which were offset in part by a decrease in net interest expense. The Joint Venture's decreased earnings in 1997 were primarily due to costs associated with increased headcount, particularly in marketing and project management personnel as it expanded its solutions business. The Company expects that the Joint Venture will continue to make significant investments in personnel which will result in continued lower earning levels for the Joint Venture in the fourth quarter of 1997.

     Provision for Income Taxes. The effective tax rates for federal, state and local income taxes for the third quarter and first nine months of 1996 were 41.8% and 42.1%, respectively. For the comparable 1997 periods, the rates were 43.0% and 42.7%, respectively.

     Net Income. Net income increased from $2.6 million for the third quarter of 1996 to $6.0 million for the third quarter of 1997, an increase of $3.3 million or 127.0%. Net income per share was $0.10 versus $0.23 for the third quarter of 1996 and 1997, respectively. Net income increased from $8.1 million for the first nine months of 1996 to $14.9 million in the comparable 1997 period, an increase of $6.8 million or 84.6%. Net income per share increased from $0.32 in the first nine months of 1996 to $0.58 in the first nine months of 1997, on higher weighted average shares outstanding (25.4 million versus 25.9 million). All net income per share and share amounts have been adjusted to reflect a three-for-two split in the form of a 50% common stock dividend distributed on June 9, 1997.

     Liquidity and Capital Resources. At September 27, 1997, the Company had $91.0 million in cash and cash equivalents (including $83.7 million of net proceeds of its public offering of common stock completed on September 23, 1997 -- see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), $151.4 million in working capital and no outstanding borrowings under its bank lines of credit.

     Net cash provided by operating activities was $424,000 for the first nine months of 1996, consisting primarily of net income, offset in part by an increase in accounts receivable. During the first nine months of 1997, net cash used in operating activities was $1.9 million, primarily as a result of an increase in accounts receivable, largely due to growth in the Company's solutions business.

     Net cash used in investing activities in the first nine months of 1996 and 1997 were $2.5 million and $2.4 million, respectively, consisting primarily of purchases of equipment and furniture.

     Net cash used in financing activities was $764,000 for the first nine months of 1996, with repayment of long-term debt exceeding the amount of proceeds received from stock option exercises. For the first nine months of 1997, net cash provided by financing activities (excluding the proceeds from the public offering), was $679,000, due to the fact that proceeds received from stock option exercises exceeded the amount of long-term debt repayment. When including the proceeds from the public offering, net cash provided by financing activities amounted to $84.4 million.

     At September 27, 1997, the Company had a current ratio of 8.8 to 1, no long-term debt and no outstanding borrowings under its two unsecured lines of credit.

     Certain Disclosures. This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others, a decrease in Year 2000 conversion projects, to the extent those projects are not offset by an increase in the Company's other businesses, the loss of any large client or contract, and general economic conditions.

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


                                           COMPUTER HORIZONS CORP.
                                                (Registrant)



DATE: October 23, 1997               /s/    John J. Cassese
                                     -----------------------
                                     John J. Cassese, Chairman of the Board
                                     and President


DATE: October 23, 1997               /s/    William J. Murphy
                                     -------------------------
                                     William J. Murphy, Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


DATE: October 23, 1997               /s/    Michael J. Shea
                                     ----------------------
                                     Michael J. Shea
                                     Vice President and Controller
                                     (Principal Accounting Officer)