Form 10-K
period 1997-12-31
COMPUTER HORIZONS CORP
filed 1998-03-27
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                          Commission file number 0-7282

                             COMPUTER HORIZONS CORP.
             (Exact name of registrant as specified in its charter)

          New York                                          13-2638902
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


    49 Old Bloomfield Avenue
    Mountain Lakes, New Jersey                               07046-1495
(Address of principal executive offices)                     (Zip Code)
--------------------------------------------------------------------------------


Registrant's telephone number,
    including area code:                                  (973) 299-4000

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The  aggregate  market value of the  registrant's  voting stock held by
         non-affiliates   of  the   registrant   as  of  March  23,  l998,   was
approximately $1,344,848,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 23, l998: 28,886,106 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

         There is incorporated herein by reference the registrant's (i) Annual Report to Shareholders for the year ended December 3l, l997, in Part II of this Report and (ii) Proxy Statement for the 1998 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 6, 1998, in Part III hereof.

                                     PART I
Item 1.  Business

General

         The Company provides a wide range of information technology services and solutions to major corporations. Historically a professional services staffing firm, the Company has, over the past six years, developed the technological and managerial infrastructure to offer its clients value added services including CHC's Signature 2000(TM) solution for the millennium change, client/server systems development and migration, enterprise network management, document imaging practices, outsourcing and offshore software development and maintenance ("solutions"). The Company markets solutions to both existing and potential clients with the objective of becoming a preferred provider of comprehensive information technology services and solutions for such clients. Solutions engagements, which represented less than five percent of the Company's consolidated revenues in 1992, accounted for approximately 33% of its consolidated revenues in 1997. The Company believes that the range of services and solutions that it offers, combined with its worldwide network of 47 offices and subsidiary organizations, provides it with significant competitive advantages in the information technology marketplace.

         In 1997, the Company expanded recently opened offices in Toronto, Canada and London, England. Together with the offices operated by the Company's joint venture, Birla Horizons International, the Company has established itself as an international enterprise, with global capabilities.

         The Company's clients primarily are Fortune 500 companies with significant information technology budgets and recurring staffing or software development needs. In 1997, the Company provided information technology services to 499 clients. During 1997, the Company's largest client, AT&T, accounted for 11.7% of the Company's consolidated revenues, with no other client accounting for more than 8% of such revenues.

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

         (1) Professional Services Staffing: Providing highly skilled software professionals to augment the internal information management staffs of major corporations remains the Company's primary business. The Company offers its clients centralized vendor management, supplying their staffing needs from among the Company's over 3,100 software professionals. The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business.

         (2) Solution for the Millennium Change: CHC's Signature 2000(TM) offering combines an internally developed proprietary software toolkit, skilled resources, proven methodologies, experienced project management, as well as significant millennium project experience. It analyzes, locates, reports on, and then restructures all programs and database definitions affected by the absence of a century date field to permit processing of dates after December 31, 1999. The solution is customized for each particular enterprise and deals with all collateral issues. In effect, CHC's Signature 2000(TM) provides the Company with an opportunity to facilitate field expansion, and century date windowing, while simultaneously performing other systems upgrades such as language conversions and platform migrations. In addition, CHC's Signature 2000(TM) provides the Company a fully integrated testing solution across all phases of the testing life cycle, including Testing Processes, Software Products and experienced management and technical resources. CHC also provides a workstation solution for the Year 2000, including Asset Management, assessment and correction of spreadsheets and databases, correction to the workstation clocks, and third-party vendor compliancy assessment.

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

         (6) Outsourcing: Spurred by global competition and rapid technological change, large companies, in particular, are downsizing and outsourcing for reasons ranging from cost reduction to capital asset improvement and from improved technology introduction to better strategic focus. In response to this trend, the Company has created a group of regional outsourcing centers with 24 hour/7 day a week support, which are fully equipped with the latest technology and communications, as well as a complete staff that includes experienced project managers, technicians and operators. These professionals facilitate essential data functions including: applications development, systems maintenance, data network management, voice network administration and help desk operations.

         (7) Offshore Software Development and Maintenance: For major U.S. corporations under the constraints of downsizing and cost-cutting, offshore software development and maintenance provides a high quality, low-cost alternative to having these services performed domestically. Through Birla Horizons International, a joint venture established in India, the Company is able to provide offshore development, legacy systems maintenance and conversion services, which can be ported to client computers at satellite speed. Quality control and project management remains localized through one of the Company's domestic offices.

         (8) Knowledge Transfer: The Company's Education Division offers custom-designed and/or existing courseware to enhance the competencies of client staff in specific technologies, languages, methodologies and applications. The prevailing focus of the Company is to assist clients, through instructor-led offerings, on-site counseling and various self-paced courses geared toward IT departments of Fortune 500 companies. The Company's offerings include mainframe, client/server and open systems, relational databases, object orientation, application downsizing, information engineering, SAP, Internet/Intranet as well as training college graduates or "second career" candidates to become proficient in technologies necessary to perform within IT departments.

Personnel

         As of December 3l, 1997, the Company had a staff of 3,630, of whom more than 3,100 were computer professionals. The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

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

Item 2. Properties

         The Company's Corporate and Financial Headquarters, its Solutions Division, its Enterprise Management Division, its Document Management Division, its Education Division, as well as its Eastern Regional Office, comprising approximately 63,000 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey. The Mountain Lakes leases are for terms expiring December 31, 1999, at a current annual rental of approximately $1,028,000. As of December 3l, l997, the Company also maintained facilities in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Washington D.C. and Wisconsin, as well as international operations located in London and Toronto, with an aggregate of approximately 138,300 square feet. The leases for these facilities are at a current annual aggregate rental of approximately $2,805,000. These leases expire at various times with no lease commitment longer than September 30, 2006. In addition, through Birla Horizons International, the Company has offices in New Delhi, India; London, England; Toronto, Canada; California; and New Jersey.

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

                                                                                   PERIOD
NAME                         AGE                        TITLE                   POSITION HELD
----                         ---                        -----                   -------------
John J. Cassese              53             Chairman of the Board               1982-Present
                                            and President
                                            Director                            1969-Present

William J. Murphy            53             Executive Vice President            1997 - Present
                                            and CFO

Michael J. Shea              37             Controller                          1995-Present
                                            Vice President                      1996-Present

                                     PART II


Item 5.  Market for Registrant's Common Equity
             and Related Stockholder Matters

         The information required by this item is contained under the caption "Market and Dividend Information" in the Company's Annual Report to Shareholders for the year ended December 3l, 1997, which material is incorporated by reference in this Form 10-K Annual Report.

Item 6.  Selected Financial Data

         The information required by this item is contained under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 3l, 1997, which material is incorporated by reference in this Form 10-K Annual Report.

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation

         The information required by this item is contained under the caption "Management's Discussion and Analysis" in the Company's Annual Report to
Shareholders for the year ended December 3l, 1997, which material is incorporated by reference in this Form 10-K Annual Report.

Item 8.  Financial Statements and Supplementary Data

         The financial statements together with the report thereon by Grant Thornton LLP, Independent Certified Public Accountants, appearing in the Company's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference. Such information is listed in Item 14(a)1 of this Form 10-K Annual Report.

Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         (a) The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or before April 6, 1998 (the "1998 Proxy Statement").

         (b) The information called for by Item 10 with respect to executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Company".

Item 11.  Executive Compensation

         The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 1998 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 1998 Proxy Statement.


Item 13. Certain Relationships and Related Transactions
         None

                                     PART IV

Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K

          (a) 1. The following consolidated financial statements, appearing in the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

     -    Consolidated balance sheets as of December 3l, 1997 and 1996

     - Consolidated statements of income for each of the three years in the period ended December 31, 1997

     - Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1997

     - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1997

     -    Notes to consolidated  financial statements

     - Report of independent certified public accountants on the consolidated financial statements

             2. Schedule II - Valuation and qualifying accounts for the years ended December 31, 1997, 1996 and 1995.

                   Report of independent certified public accountants on the financial statements schedule.

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
              3.   The exhibit index
              4.   Consent of Grant Thornton LLP

          (b) One report on Form 8K was filed during the quarter ended  December
31,  1997,  to  report  the  Company's   acquisition  of  CG  Computer  Services
Corporation on December 19, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPUTER HORIZONS CORP.


Date:  March  26, 1998                 By: /s/ John J. Cassese
                                          ------------------------
                                          John J. Cassese, Chairman
                                          of the Board and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          COMPUTER HORIZONS CORP.


Date:  March 26, 1998                  By: /s/ John J. Cassese
                                          -------------------
                                          John J. Cassese, Chairman
                                          of the Board and President
                                          (Principal Executive Officer)
                                          and Director

Date:  March 26, 1998                  By: /s/ William J. Murphy
                                          ----------------------
                                          William J. Murphy,
                                          Executive Vice President and CFO
                                          (Principal Financial Officer)

Date:  March 26, 1998                  By: /s/ Michael J. Shea
                                          ----------------------
                                          Michael J. Shea
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Date:  March 26, 1998                  By: /s/ Thomas J. Berry
                                          --------------------
                                          Thomas J. Berry, Director


Date:  March 26, 1998                  By: /s/ Rocco J. Marano
                                          -------------------
                                          Rocco J. Marano, Director


                                         EXHIBIT INDEX

Exhibit             Description                                        Incorporated by Reference to
-------             -----------                                        ----------------------------
3(a-1)              Certificate of Incorporation as                    Exhibit 3(a) to Registration
                    amended through 1971.                              Statement on Form S-1 (File
                                                                       No. 2--42259).

3(a-2)              Certificate of Amendment dated                     Exhibit  3(a-2) to Form 10K
                    May 16,  1983 to Certificate of                    for the fiscal  year ended
                    Incorporation.                                     February 28, 1983.

3(a-3)              Certificate  of Amendment dated                    Exhibit  3(a-3) to Form 10K
                    June 15,  1988 to  Certificate  of                 for the fiscal year ended
                    Incorporation.                                     December 31, 1988.

3(a-4)              Certificate  of Amendment dated                    Exhibit  3(a-4) to Form 10K
                    July 6, 1989 to  Certificate  of                   for the  fiscal  year ended
                    Incorporation.                                     December 31, 1994.

3(a-5)              Certificate  of Amendment dated                    Exhibit  3(a-5) to Form 10K
                    February  14,  1990 to Certificate of              for the fiscal  year
                    ended Incorporation.                               December 31, 1989.

3(a-6)              Certificate  of Amendment dated                    Exhibit  3(a-6) to Form 10K
                    May 1, 1991 to  Certificate  of                    for the  fiscal  year  ended
                    Incorporation.                                     December 31, 1994.

3(a-7)              Certificate  of Amendment  dated                   Exhibit  3(a-7) to Form 10K
                    July 12,  1994 to  Certificate  of                 for the fiscal year ended
                    Incorporation.                                     December 31, 1994.

3(b)                Bylaws, as amended and                             Exhibit 3(b) to Form 10K for
                    presently in effect.                               the year ended December 31,
                                                                       1988.

4(a)                Rights Agreement dated as of                       Exhibit 1 to Registration
                    July  6, 1989 between the                          Statement on Form 8-A dated
                    Company and Chemical Bank, as                      July 7, 1989.
                    Rights Agent ("Rights Agreement")
                    which includes the form of
                    Rights Certificate as Exhibit B.

4(b)                Amendment No. 1 dated as of                        Exhibit 1 to Amendment No.
                    February 13, 1990 to Rights                        1 on Form 8 dated February
                    Agreement.                                         13, 1990 to Registration
                                                                       Statement on Form 8-A.


4(c)                Amendment No. 2 dated as of                        Exhibit 4(c) to Form 10K
                    August 10, 1994 to Rights                          for the fiscal year ended
                    Agreement.                                         December 31, 1994.

4(d)                Employee's Savings Plan and                        Exhibit 4.4 to Registration
                    Amendment Number One.                              Statement on Form S-8 dated
                                                                       December 5, 1995.

4(e)                Employee's Savings Plan Trust                      Exhibit 4.5 to Registration
                    Agreement as Amended and                           Statement on Form S-3 dated
                    Restated Effective January 1,                      December 5, 1995.
                    1996.

10(a)               Employment Agreement dated as                      Exhibit 10(a) to Form 10K for
                    of February 16, 1990 between the                   the year ended December 31,
                    Company and John J. Cassese.                       1989.

10(b)               Employment Agreement dated as                      Exhibit 10(g) to Form S-3 dated
                    of January 1, 1997 between the                     August 14, 1997.
                    Company and William J. Murphy.

10(c)               Employment Agreement dated as                      Exhibit 10(c) to Form 10K for
                    of March 6, 1997 between the                       the year ended December 31,
                    Company and Michael J. Shea.                       1996.

10(d)               Note Agreement dated as of                         Exhibit 10(i) to Form 10K for
                    March 15, 1988 between the                         the year ended December 31,
                    Company and Massachusetts                          1988.
                    Mutual Life Insurance Company.

10(e)               1990 Directors' Stock Option                       Exhibit 10(g) to Form 10K
                    Plan, as amended.                                  for the fiscal year ended
                                                                       December 31, 1994.

10(f)               1994 Incentive Stock Option and                    Exhibit 10(h) to Form 10K
                    Appreciation Plan.                                 for the fiscal year ended
                                                                       December 31, 1994.

10(g)               $15,000,000 Discretionary Line of                  Exhibit 10(h) to Form S-3a
                    Credit payable to Chase Manhattan                  dated September 23, 1997.
                    Bank dated as of June 30, 1997.

10(h)               $10,000,000 Discretionary Line                     Exhibit 10(h) to Form 10K
                    of Credit from PNC Bank.                           for the fiscal year ended
                                                                       December 31, 1996.
13                  Annual Report to Security Holders.

21                  List of Subsidiaries.

23.1                Consent of Independent Certified
                    Public Accountants

                                  Computer Horizons Corp. and Subsidiaries

                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            For the years ended December 31, 1997, 1996 and 1995




                   Column A                      Column B         Column C        Column D       Column E
                   --------                      --------         --------        --------       --------

                                                 Balance at       Charged to                     Balance at
                                                 beginning        costs and      Deductions -      end of
                   Description                   of period        expenses       describe(l)       period
                   -----------                   ---------        --------       -----------       ------
Year ended December 31, 1997
  Allowance for doubtful accounts                $1,203,000       $575,000        $ 36,000       $1,742,000
                                                 ----------       --------        --------       ----------

Year ended December 31, 1996
  Allowance for doubtful accounts                $  840,000       $487,000        $124,000       $1,203,000
                                                 ----------       --------        --------       ----------


Year ended December 31, 1995
 Allowance for doubtful accounts                 $  566,000       $465,000        $191,000       $  840,000
                                                 ----------       --------        --------       ----------

Notes

(1) Uncollectible accounts written off, net of recoveries.

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE




Board of Directors and Shareholders
   Computer Horizons Corp.

In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated January 29, 1998 (except for Note 2, as to which the date is February 27, 1998), which is included in the 1997 Annual Report to Shareholders and incorporated by reference in this Form 10-K, we have also audited Schedule II for each of the years ended December 31, 1997, 1996 and ]995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP

Parsippany, New Jersey
January 29, 1998 (except for Note 2, as to which the date is February 27, 1998)