Form 10-Q
period 1998-03-31
COMPUTER HORIZONS CORP
filed 1998-05-15
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                 F O R M  10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended March 31, 1998                   Commission File Number 0-7282


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
                               Yes              No

As of May 11, 1998, the issuer had 28,942,078 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index




Part I            Financial Information

                  Consolidated Balance Sheets
                  March 31, 1998 and December 31, 1997

                  Consolidated Statements of Income
                  Three Months Ended
                  March 31, 1998 and 1997

                  Condensed Consolidated Statements of
                  Cash Flows  -  Three Months Ended
                  March 31, 1998 and 1997

                  Notes to Consolidated Financial Statements

                  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations

Part II           Other Information

                  Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                 (Unaudited)

                                                                        March 31,       December 31,
                                                                          1998              1997
                                                                        --------          --------
                                                                         (dollars in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $ 78,992          $ 88,633
  Short term investments                                                  22,199            13,165
  Accounts receivable, net of allowance for doubtful
    accounts of $1,859,000 and $1,742,000 at March 31, 1998
    and December 31, 1997, respectively                                   94,046            79,526
  Deferred income tax benefit                                              1,937             1,818
  Other                                                                    1,201             1,087
                                                                        --------          --------
          TOTAL CURRENT ASSETS                                           198,375           184,229
                                                                        --------          --------

PROPERTY AND EQUIPMENT                                                    16,294            12,479
  Less accumulated depreciation                                            8,031             7,101
                                                                        --------          --------
                                                                           8,263             5,378
                                                                        --------          --------

OTHER ASSETS - NET:
  Goodwill                                                                16,939            17,090
  Deferred income tax benefit                                                947               816
  Other                                                                    7,548             4,088
                                                                        --------          --------
          TOTAL OTHER ASSETS                                              25,434            21,994
                                                                        --------          --------

TOTAL ASSETS                                                            $232,072          $211,601
                                                                        ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                     $  1,010          $  1,432
  Accrued payroll, payroll taxes and benefits                             17,502            17,526
  Accounts payable                                                         2,187             1,830
  Income taxes payable                                                     7,090             3,394
  Other accrued expenses                                                   4,493             2,634
                                                                        --------          --------
          TOTAL CURRENT LIABILITIES                                       32,282            26,816
                                                                        --------          --------

LONG-TERM DEBT                                                             1,000              --
                                                                        --------          --------

OTHER LIABILITIES                                                          3,395             2,253
                                                                        --------          --------

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                 (Unaudited)

                                                                        March 31,       December 31,
                                                                          1998              1997
                                                                        --------          --------
                                                                         (dollars in thousands)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
  Common stock, $.10 par, authorized 60,000,000 shares; issued
    30,314,282 shares and 29,360,069 shares at March 31, 1998
    and December 31, 1997, respectively                                    3,031             2,936
  Additional paid-in capital                                             117,533           117,718
  Retained earnings                                                       86,531            75,750
                                                                        --------          --------
                                                                         207,095           196,404
  Less shares held in treasury, at cost; 1,427,198 shares and
    1,692,253 shares at March 31, 1998 and December 31, 1997,
    respectively                                                          11,700            13,872
                                                                        --------          --------
          TOTAL SHAREHOLDERS' EQUITY                                     195,395           182,532
                                                                        --------          --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $232,072          $211,601
                                                                        ========          ========


See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME                      (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                           -----------------------------------------------------------
                                                                MARCH 31, 1998                        MARCH 31, 1997
                                                           --------------------                    -------------------
                                                                    (dollars in thousands, except per share data)
REVENUES:
    Services                                               $103,563        96.7%                   $73,940       100.0%
    Products                                                  3,538         3.3%                         -
                                                           --------------------                    -------------------

                                                            107,101       100.0%                    73,940       100.0%
                                                           --------------------                    -------------------
COSTS AND EXPENSES:
     Direct costs - Services                                 67,584        63.1%                    50,418        68.2%
     Direct costs - Products                                    593         0.6%                          -
     Selling, general and                                                   0.0%
        administrative                                       23,329        21.8%                    16,291        22.0%
    Merger-related expenses                                   1,328         1.2%                          -
                                                           --------------------                    -------------------
                                                             92,834        86.7%                    66,709        90.2%
                                                           --------------------                    -------------------
INCOME FROM OPERATIONS                                       14,267        13.3%                     7,231         9.8%
                                                           --------------------                    -------------------
OTHER INCOME (expense):
     Interest income                                          1,310         1.2%                       112         0.2%
     Interest expense                                           (41)        0.0%                       (80)       -0.1%
     Equity in Joint Venture net earnings (loss)                (90)       -0.1%                       150         0.2%
                                                           --------------------                    -------------------
                                                              1,179         1.1%                       182         0.2%
                                                           --------------------                    -------------------
INCOME BEFORE INCOME TAXES                                   15,446        14.4%                     7,413        10.0%
                                                           --------------------                    -------------------
INCOME TAXES:
     Current                                                  7,596         7.1%                     3,097         4.2%
     Deferred                                                  (324)       -0.3%                        51         0.1%
                                                           --------------------                    -------------------
                                                              7,272         6.8%                     3,148         4.3%
                                                           --------------------                    -------------------
NET INCOME                                                   $8,174         7.6%                    $4,265         5.8%
                                                           ====================                    ===================
EARNINGS PER SHARE:
    Basic                                                     $0.28                                  $0.17
                                                           =============                           ==============
    Diluted                                                   $0.27                                  $0.16
                                                           =============                           ==============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                                                28,827,000                             24,848,000
    Diluted                                              30,367,000                             26,174,000
                                                       =============                         ==============

See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                          (Unaudited)

                                                             Three Months Ended
                                                        ---------------------------
                                                        March 31,          March 31,
                                                          1998               1997
                                                        --------           --------
                                                               (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES                    $  1,794           ($ 5,734)
                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                    (8,384)                 0
   Purchases of property and equipment                    (2,786)              (383)
   (Increase) decrease in other assets                      (465)               424
                                                        --------           --------
                                                         (11,635)                41
                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt                            (1,432)                 0
   Stock options exercised                                 1,632                886
                                                        --------           --------
                                                             200                886
                                                        --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (9,641)            (4,807)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            88,633             11,993
                                                        --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 78,992           $  7,186
                                                        ========           ========

See notes to consolidated financial statements.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 1998 and 1997



         The information furnished reflects all adjustments which, in the opinion of the Company, are necessary to present fairly its consolidated financial position and the results of its operations and changes in financial position for the periods indicated.

         Reference is made to the Company's annual financial statements for the year ended December 31, 1997, for a description of the accounting policies, which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

         The results of operations for 1997 have been retroactively adjusted to reflect the three-for-two common stock split in the form of a 50% stock distribution declared by the Company on May 7, 1997, as well as the acquisition of CG Computer Services Corp., which has been accounted for as a pooling of interests. The results of Princeton Softech, Inc., which is being accounted for as an immaterial pooling of interests, are included from January 1, 1998.


         Earnings per Share: Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercised, based on the average price during the year.

         In accordance with SFAS No.128, the table below presents both basic and diluted earnings per share:

                                                             Three Months
                                                            Ended March 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
Numerator:
     Net income                                      $     8,174     $     4,265

Denominator:
     Denominator for basic earnings per share
          Weighted average shares outstanding         28,827,000      24,848,000

Effect of stock options                                1,540,000       1,326,000

Dilutive potential earnings per share:
     Denominator for diluted earnings per share
          Adjusted weighted average shares
          outstanding and assumed conversions         30,367,000      26,174,000

Basic earnings per share                             $      0.28     $      0.17

Diluted earnings per share                           $      0.27     $      0.16

         The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. All options to purchase shares of common stock were included in the computation of diluted earnings per share in 1998. During 1997, there were 33,750 excluded options outstanding at March 31, 1997, with an exercise price of $38.50 per share.


Subsequent Events
         At the Company's annual meeting of shareholders on May 6, 1998, the shareholders approved an amendment to the Company's Certificate of Incorporation, increasing the number of shares of common stock authorized for issuance to 100,000,000 from 60,000,000. At that same meeting, shareholders approved an amendment to the Company's 1991 Director's Stock Option Plan, as amended, to decrease the number of options granted to a director upon his or her initial election to the Board, to 10,000 options from 75,938 options. The amendment also eliminated the maximum number of Annual Grants that could be made to a director, which had been five prior to the amendment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 For the Quarters Ended March 31, 1998 and 1997

     Revenues. Revenues increased to $107.1 million in the first quarter of 1998 from $73.9 million in the first quarter of 1997, an increase of $33.2 million or 44.9%. Staffing revenues increased to $58.6 million in the first quarter of 1998 from $53.0 million in the first quarter of 1997 , an increase of $5.6 million or 10.6%. Total solutions revenues, including Year 2000 revenues, increased to $45.0 million in the first quarter of 1998 from $20.9 million in the first quarter of 1997 , an increase of $24.1 million or 115.3%. Year 2000 services revenues increased to $33.2 million in the first quarter of 1998 from $11.4 million in the first quarter of 1997, an increase of $21.8 million. The Company's Year 2000 business accounted for 31.0% of total revenues in the first quarter of 1998 versus 15.4% of total revenues in the first quarter of 1997. Solutions revenues, excluding Year 2000 services, increased to $11.8 million in the first quarter of 1998 from $9.5 million in the first quarter of 1997, an increase of $2.3 million or 24.2%. The Company's product revenues totaled $3.5 million for the first quarter of 1998.

    Direct Costs. Direct costs increased to $68.2 million in the first quarter of 1998 from $50.4 million in the first quarter of 1997. Gross margin increased to 36.3% in the first quarter of 1998 from 31.8% in the first quarter of 1997. The increase in gross margin was primarily due to stable margins in the Company's staffing business and an increase in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel, and the mix of staffing versus solutions business during a particular quarter.

    Selling, General and Administrative. Selling, general and administrative expenses (excluding merger-related expenses) increased to $23.3 million in the first quarter of 1998 from $16.3 million in the first quarter of 1997, an increase of $7.0 million or 42.9%. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 21.8% of revenues in the first quarter of 1998 from 22.0% of revenues in the first quarter of 1997 . The increase in dollars in selling, general and administrative expenses was primarily a result of salaries and commissions for additional sales and recruiting personnel and, to a lesser extent, growth in the Company's general and administrative infrastructure. In the first quarter of 1998, the Company incurred merger-related expenses of approximately $1.3 million, or 1.2% of revenues.

Income from Operations. Operating margins increased to 13.3% in the first quarter of 1998 from 9.8% in the first quarter of 1997. These increases were primarily due to increases in the Company's higher margin Year 2000 business, partially offset by merger-related expenses in the first quarter of 1998. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

     Other Income. Other income increased to $1.2 in the first quarter of 1998 from $0.2 million in the first quarter of 1997, an increase of $1.0 million. This increase was primarily the result of increased interest income resulting from the follow-on offering of approximately $84 million completed in the third quarter of 1997. This increase was partially offset by a decrease in earnings from the Company's Birla Horizons Joint Venture. The Joint Venture's decreased earnings in 1998 were primarily due to costs associated with increased headcount, particularly in marketing and project management personnel as it expanded its solutions business.

     Provision for Income Taxes. The effective tax rate for Federal, state and local income taxes was 47.1% and 42.5% for the first quarter of 1998 and 1997, respectively. The increase in the 1998 rate was primarily due to certain non-deductible merger-related expenses incurred during the quarter.

    Net Income. Net income increased to $8.2 million for the first quarter of 1998 from $4.3 million for the first quarter of 1997, an increase of $3.9 million or 90.7%. Net income per share (diluted) was $0.27 versus $0.16 for the first quarter of 1998 and 1997, respectively.

    Liquidity and Capital Resources. At March 31, 1998, the Company had $166.1 million in working capital, of which $101.2 million was cash, cash equivalents and short-term investments. There were no borrowings under its bank lines of credit.

         Net cash provided by operating activities in the first three months of 1998 was $1.8 million, consisting primarily of net income, offset in part by an increase in accounts receivable. During the first three months of 1997, net cash used in operating activities was $5.8 million, primarily as a result of an increase in accounts receivable, largely due to growth in the Company's solutions business.

         Net cash used in investing activities in the first three months of 1998 was $11.6 million, consisting primarily of the purchase of short-term investments, as well as purchases of equipment. During the first three months of 1997, cash used in investing activities consisted of equipment purchases, offset by a decrease in other assets.

         Net cash provided by financing activities was $0.2 million for the first three months of 1998, with proceeds received from stock option exercises exceeding the amount of repayment of long-term debt. For the first three months of 1997, net cash provided by financing activities was $0.9 million, consisting of proceeds received from stock option exercises.

         At March 31, 1998, the Company had a current ratio position of 6.1 to 1, approximately $1.0 million of long-term debt and no outstanding borrowings under its two unsecured lines of credit. The Company believes that its cash and cash equivalents and short-term investments, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 1998.

     Certain Disclosures. This report contains certain forward-looking statements for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially. Such statements are based upon, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assesment of the Company's industry and competition.

                            PART II Other Information

Item 6.

         b) Two reports on Form 8-K have been filed during the quarter for which this report is filed. One form was filed on March 17, 1998, consistent with the Company's acquisition of Princeton Softech, Inc. The other form was filed on February 24, 1998, reporting the Company's earnings for the period January 1 through January 31, 1998, in connection with meeting the requirements for ending the pooling restrictions on resales of stock.


                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COMPUTER HORIZONS CORP.
                                  (Registrant)



DATE:       May 11, 1998            /s/John J. Cassese
         -----------------         --------------------------------------
                                   John J. Cassese, Chairman of the Board
                                   and President


DATE:       May 11, 1998            /s/William J. Murphy
         -----------------         --------------------------------------
                                   William J. Murphy, Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer)


DATE:       May 11, 1998           /s/Michael J. Shea
         -----------------         --------------------------------------
                                   Michael J. Shea
                                   Vice President and Controller
                                   (Principal Accounting Officer)