Form 10-Q
period 1998-06-29
COMPUTER HORIZONS CORP
filed 1998-08-13
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                 F O R M  10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended June 29, 1998                    Commission File Number 0-7282


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
                               Yes              No

As of August 7, 1998 the issuer had 30,869,919 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index




Part I            Financial Information

                  Consolidated Balance Sheets
                  June 29, 1998 and December 31, 1997

                  Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 29, 1998 and June 27, 1997

                  Condensed Consolidated Statements of
                  Cash Flows  -  Six Months Ended
                  June 29, 1998 and June 27, 1997

                  Notes to Consolidated Financial Statements

                  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations

Part II           Other Information

                  Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS               (Unaudited)

                                                                               June 29,   December 31,
                                                                                 1998         1997
                                                                               --------     --------
                                                                              (dollars in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $ 73,667     $ 92,087
  Short term investments                                                         31,451       13,165
  Accounts receivable, net of allowance for doubtful
    accounts of $1,991,000 and $1,742,000 at June 29, 1998
    and December 31, 1997, respectively                                         107,438       81,547
  Deferred income tax benefit                                                     2,180        1,818
  Other                                                                           1,468        1,207
                                                                               --------     --------
          TOTAL CURRENT ASSETS                                                  216,204      189,824
                                                                               --------     --------

PROPERTY AND EQUIPMENT                                                           18,175       12,801
  Less accumulated depreciation                                                   8,488        7,101
                                                                               --------     --------
                                                                                  9,687        5,700
                                                                               --------     --------

OTHER ASSETS - NET:
  Goodwill                                                                       16,511       17,090
  Deferred income tax benefit                                                     2,057          852
  Other                                                                           7,243        4,280
                                                                               --------     --------
          TOTAL OTHER ASSETS                                                     25,811       22,222
                                                                               --------     --------

TOTAL ASSETS                                                                   $251,702     $217,746
                                                                               ========     ========
(Continued)

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS               (Unaudited)

                                                                               June 29,   December 31,
                                                                                 1998         1997
                                                                               --------     --------
                                                                              (dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                            $  1,010     $  1,473
  Accrued payroll, payroll taxes and benefits                                    18,194       18,231
  Accounts payable                                                                5,783        2,211
  Income taxes payable                                                            1,693        4,309
  Other accrued expenses                                                          9,084        3,145
                                                                               --------     --------
          TOTAL CURRENT LIABILITIES                                              35,764       29,369
                                                                               --------     --------

LONG-TERM DEBT                                                                    1,000         --
                                                                               --------     --------

OTHER LIABILITIES                                                                 5,466        2,283
                                                                               --------     --------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
  Common stock, $.10 par, authorized 60,000,000 shares; issued
    32,201,282 shares and 31,247,069 shares at June 29, 1998
    and December 31, 1997, respectively                                           3,220        3,125
  Additional paid-in capital                                                    118,215      117,806
  Foreign currency translation adjustment                                           231          173
  Retained earnings                                                              98,868       78,862
                                                                               --------     --------
                                                                                220,534      199,966
  Less shares held in treasury, at cost;  1,349,671 shares and
    1,692,253 shares at June 29 1998 and December 31, 1997, respectively         11,062       13,872
                                                                               --------     --------
          TOTAL SHAREHOLDERS' EQUITY                                            209,472      186,094
                                                                               --------     --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $251,702     $217,746
                                                                               ========     ========


See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                 THREE MONTHS ENDED                           SIX MONTHS ENDED
                                    -----------------------------------------    -------------------------------------------
                                       JUNE 29, 1998          JUNE 27, 1997         JUNE 29, 1998           JUNE 27, 1997
                                    -------------------    ------------------    -------------------    --------------------
                                                         (dollars in thousands, except per share data)
REVENUES:
    Services                        $118,144      95.5%    $83,645     100.0%    $226,117      96.1%    $160,850      100.0%
    Products                           5,592       4.5%       --                    9,130       3.9%         --
                                    -------------------    ------------------    -------------------    --------------------
                                     123,736     100.0%     83,645     100.0%     235,247     100.0%     160,850      100.0%
                                    -------------------    ------------------    -------------------    --------------------
COSTS AND EXPENSES:
     Direct costs - Services          78,702      63.6%     56,102      67.1%     148,854      63.3%     108,587       67.5%
     Direct costs - Products             918       0.7%       --                    1,511       0.6%         --
     Selling, general and
        administrative                26,244      21.2%     18,317      21.9%      50,683      21.5%      35,420       22.0%
    Merger-related expenses            2,209       1.8%       --                    3,537       1.5%         --
                                    -------------------    ------------------    -------------------    --------------------
                                     108,073      87.3%     74,419      89.0%     204,585      87.0%     144,007       89.5%
                                    -------------------    ------------------    -------------------    --------------------

INCOME FROM OPERATIONS                15,663      12.7%      9,226      11.0%      30,662      13.0%      16,843       10.5%
                                    -------------------    ------------------    -------------------    --------------------

OTHER INCOME (expense):
     Interest income                   1,542       1.2%        143       0.2%       2,875       1.2%         313        0.2%
     Interest expense                    (16)      0.0%       (112)     -0.1%         (16)      0.0%        (225)      -0.1%
     Equity in Joint Venture
       net earnings (loss)                 0       0.0%         63       0.1%         (90)      0.0%         213        0.1%
                                    -------------------    ------------------    -------------------    --------------------
                                       1,526       1.2%         94       0.1%       2,769       1.2%         301        0.2%
                                    -------------------    ------------------    -------------------    --------------------

INCOME BEFORE INCOME TAXES            17,189      13.9%      9,320      11.1%      33,431      14.2%      17,144       10.7%
                                    -------------------    ------------------    -------------------    --------------------

INCOME TAXES:
     Current                           8,346       6.7%      4,772       5.7%      16,276       6.9%       8,042        5.0%
     Deferred                           (693)     -0.6%       (795)     -1.0%      (1,017)     -0.4%        (744)      -0.5%
                                    -------------------    ------------------    -------------------    --------------------
                                       7,653       6.2%      3,977       4.8%      15,259       6.5%       7,298        4.5%
                                    -------------------    ------------------    -------------------    --------------------


NET INCOME                          $  9,536       7.7%    $ 5,343       6.4%    $ 18,172       7.7%    $  9,846        6.1%
                                    ==================     =================     ==================     ===================
(Continued)

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                 THREE MONTHS ENDED                           SIX MONTHS ENDED
                                    -----------------------------------------    -------------------------------------------
                                       JUNE 29, 1998          JUNE 27, 1997         JUNE 29, 1998           JUNE 27, 1997
                                    -------------------    ------------------    -------------------    --------------------
                                                         (dollars in thousands, except per share data)
EARNINGS PER SHARE:
    Basic                           $   0.31               $  0.20               $   0.59                $  0.37
                                    ========               =======               ========                =======
    Diluted                         $   0.30               $  0.19               $   0.56                $  0.35
                                    ========               =======               ========                =======


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                         30,827,000            26,830,000             30,771,500             26,782,500
    Diluted                       32,214,000            28,248,000             32,246,000             28,166,500
                                  ==========            ==========             ==========             ==========




See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                        -----------------------
                                                        June 29,       June 27,
                                                          1998           1997
                                                        --------       --------
                                                            (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES                    $  4,082       ($ 5,472)
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                   (17,636)             0
   Purchases of property and equipment                    (4,940)          (975)
   (Increase) decrease in other assets                      (586)          (523)
                                                        --------       --------
                                                         (23,162)        (1,498)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt                            (1,432)        (1,867)
   Dividends paid                                           (773)          (511)
   Stock options exercised                                 2,865          2,187
                                                        --------       --------
                                                             660           (191)
                                                        --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (18,420)        (7,161)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            92,087         14,127
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 73,667       $  6,966
                                                        ========       ========

See notes to consolidated financial statements.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Quarters Ended June 29, 1998 and June 27, 1997


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

         On June 24, 1998, the Company announced that it had completed the acquisition of Spargo Consulting PLC (Spargo), an information technology consultancy service provider, organized under the laws of the United Kingdom for 1,887,000 shares of Computer Horizon stock. This transaction has been accounted for as a pooling of interests and, accordingly the consolidated financial statements for the periods presented have been restated to include the accounts of Spargo.

         The reconciliation below details the effects of the pooling noted above on the previously reported revenues, net income and earnings per share of the separate companies for the periods preceding the acquisition.

                                              Three Months
                                                 Ended        Year Ended       Year Ended      Year Ended
                                            March 31, 1998        1997            1996           1995
                                            --------------    -----------     ------------    ----------
           Computer Horizons Corp.               107,101         334,729         249,152         213,165
           Spargo                                  4,410          15,581          12,259          11,327
                                              ==========      ==========      ==========      ==========
           Combined                              111,511         350,310         261,411         224,492
                                              ==========      ==========      ==========      ==========
Net Income
           Computer Horizons Corp.                 8,176          22,644          11,864          10,425
           Spargo                                    461           1,902           1,212             873
                                              ==========      ==========      ==========      ==========
           Combined                                8,637          24,546          13,076          11,298
                                              ==========      ==========      ==========      ==========
Earnings Per Share
Basic
           Computer Horizons Corp.                  0.28            0.88            0.48            0.46
           Spargo                                   0.00            0.01            0.02            0.00
                                              ==========      ==========      ==========      ==========
           Combined                                 0.28            0.89            0.50            0.46
                                              ==========      ==========      ==========      ==========
Diluted
           Computer Horizons Corp.                  0.27            0.84            0.46            0.44
           Spargo                                   0.00            0.01            0.01            0.00
                                              ==========      ==========      ==========      ==========
           Combined                                 0.27            0.85            0.47            0.44
                                              ==========      ==========      ==========      ==========
Shares Outstanding
           Basic                              30,714,000      27,567,000      26,380,000      24,312,000
           Diluted                            32,278,000      29,013,000      27,939,000      25,842,000

         On February 27, 1998 the Company acquired all the shares of Princeton Softech, Inc. ("Princeton") in exchange for 954,213 shares of Computer Horizons stock. The results of Princeton, which is being accounted for as an immaterial pooling are included from January 1, 1998.

         Earnings per Share: Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

         In accordance with SFAS No.128, the table below presents both basic and diluted earnings per share:

                                                                               Six Months Ended
                                                                        June 29,              June 27,
                                                                          1998                  1997
                                                                       ----------            ----------
Numerator:
         Net income                                                       $18,172                $9,846

Denominator:
         Denominator for basic earnings per share
            Weighted average shares outstanding                        30,771,500            26,782,500

Effect of stock options                                                 1,474,500             1,384,000
Dilutive potential earnings per share:
         Denominator for diluted earnings per share
            Adjusted weighted average shares
            outstanding and assumed conversions                        32,246,000            28,166,500

Basic earnings per share                                                    $0.59                 $0.37

Diluted earnings per share                                                  $0.56                 $0.35

         The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 1998, there were 145,125 excluded options outstanding at June 29, 1998 with exercise prices of $39.50 to $45.50 per share. All options to purchase shares of common stock were included in the computation of diluted earnings per share in 1997.


Subsequent Events

         On July 2, 1998, the company acquired the assets of Infomatics Search Group ("ISG") for approximately $21.6 million in cash. ISG is a Toronto, Canada-based information technology services firm, offering both professional staffing and career placement services. The acquisition will be accounted for under the purchase method of accounting.

         On August 5, 1998, the company acquired the assets of RPM Consulting ("RPM") for a combination of cash and stock totaling approximately $27.7 million. RPM, based in Maryland, is a leading provider of electronic commerce solutions and enterprise management development. The acquisition will be accounted for under the purchase method of accounting.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             For the Quarters Ended June 29, 1998 and June 27, 1997


     Revenues. Revenues increased to $123.7 million in the second quarter of 1998 from $83.6 million in the second quarter of 1997, an increase of $40.1 million or 48.0%. Staffing revenues increased to $62.6 million in the second quarter of 1998 from $54.3 million in the second quarter of 1997 , an increase of $8.3 million or 15.3%. Total solutions revenues, including Year 2000 revenues, increased to $55.6 million in the second quarter of 1998 from $29.4 million in the second quarter of 1997 , an increase of $26.2 million or 89.1%. Year 2000 services revenues increased to $36.6 million in the second quarter of 1998 from $16.4 million in the second quarter of 1997, an increase of $20.2 million. The Company's Year 2000 business accounted for 29.5% of total revenues in the second quarter of 1998 versus 19.6% of total revenues in the second quarter of 1997. Solutions revenues, excluding Year 2000 services, increased to $19.0 million in the second quarter of 1998 from $13.0 million in the second quarter of 1997, an increase of $6.0 million or 46.2%. The Company's product revenues totaled $5.6 million for the second quarter of 1998.

    Revenues increased to $235.2 million in the first six months of 1998 from $160.9 million in the first six months of 1997, an increase of $74.3 million or 46.2%. Staffing revenues increased to $121.1 million in the first six months of 1998 from $107.3 million in the first six months of 1997, an increase of $13.8 million or 12.9%. Total solutions revenues, including Year 2000 revenues, increased to $105.0 million in the first six months of 1998 from $53.6 million in the first six months of 1997 , an increase of $51.4 million or 95.9%. Year 2000 services revenues increased to $69.8 million in the first six months of 1998 from $27.8 million in the first six months of 1997, an increase of $42.0 million. The Company's Year 2000 business accounted for 29.7% of total revenues in the first six months of 1998 versus 17.3% of total revenues in the first six months of 1997. Solutions revenues, excluding Year 2000 services, increased to $35.2 million in the first six months of 1998 from $25.7 million in the first six months of 1997, an increase of $9.5 million or 37.0%. The Company's product revenues totaled $9.1 million for the first six months of 1998.

    Direct Costs. Direct costs increased to $79.6 million and $150.4 million in the second quarter and first six months of 1998, respectively, from $56.1 million and $108.6 million in the comparable 1997 periods. Gross margin increased to 35.7% and 36.1% in the second quarter and first six months of 1998, respectively, from 32.9% and 32.5% in the second quarter and first six months of 1997, respectively. The increase in gross margin was primarily due to stable margins in the Company's staffing business and an increase in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel, and the mix of staffing versus solutions business during a particular quarter.

     Selling, General and Administrative. Selling, general and administrative expenses (excluding merger-related expenses) increased to $26.2 million and $50.7 million in the second quarter and first six months of 1998, respectively, from $18.3 million and $35.4 million in the comparable 1997 periods. As a percentage of revenues, selling, general and administrative expenses decreased to 21.2% of revenues and 21.5% of revenues in the second quarter and first six months of 1998, respectively, from 21.9% of revenues and 22.0% of revenues in the comparable 1997 periods. The increase in dollars in selling, general and administrative expenses was primarily a result of salaries and commissions for additional sales and recruiting personnel and, to a lesser extent, growth in the Company's general and administrative infrastructure. The Company incurred merger-related expenses of approximately $2.2 million and $3.5 million in the second quarter and first six months of 1998, respectively.

    Income from Operations. Operating margins increased to 12.7% and 13.0% in the second quarter and first six months of 1998, respectively, from 11.0% and 10.5% in the comparable 1997 periods. These increases were primarily due to increases in the Company's higher margin Year 2000 business, partially offset by merger-related expenses in 1998. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

     Other Income. Other income increased to $1.5 million and $2.8 million in the second quarter and first six months of 1998, respectively, from $0.1 million and $0.3 million in the comparable 1997 periods. This increase was primarily the result of increased interest income resulting from the follow-on offering of approximately $84 million completed in the third quarter of 1997. This increase was partially offset by a decrease in earnings from the Company's Birla Horizons Joint Venture. The Joint Venture's decreased earnings in 1998 were primarily due to costs associated with increased headcount, particularly in marketing and project management personnel as it expanded its solutions business.

     Provision for Income Taxes. The effective tax rates for Federal, state and local income taxes were 44.5% and 45.6% for the second quarter and first six months of 1998, respectively. For the comparable 1997 periods, the rates were 42.7% and 42.6%, respectively. The increase in the 1998 rates were primarily due to certain non-deductible merger-related expenses incurred during the year.

     Net Income. Net income increased to $9.5 million, or $0.30 per share (diluted) for the second quarter of 1998, from $5.3 million, or $0.19 per share (diluted) for the second quarter of 1997, an increase of $4.2 million or 79.2%. For the first six months of 1998, net income increased to $18.2 million, or $0.56 per share (diluted), from $9.8 million, or $0.35 per share (diluted) for the first six months of 1997.

     Liquidity and Capital Resources. At June 29, 1998, the Company had $180.4 million in working capital, of which $105.1 million was cash, cash equivalents and short-term investments. There were no borrowings under its bank lines of credit.

         Net cash provided by operating activities in the first six months of 1998 was $4.1 million, consisting primarily of net income, offset in part by an increase in accounts receivable. During the first six months of 1997, net cash used in operating activities was $5.5 million, primarily as a result of an increase in accounts receivable, largely due to growth in the Company's solutions business.

         Net cash used in investing activities in the first six months of 1998 was $23.2 million, consisting primarily of the purchase of short-term investments, as well as purchases of equipment. During the first six months of 1997, cash used in investing activities was $1.5 million, primarily as a result of equipment purchases and an increase in other assets.

         Net cash provided by financing activities was $0.7 million for the first six months of 1998, with proceeds received from stock option exercises exceeding the amount of repayment of long-term debt and dividend payments made by Spargo. For the first six months of 1997, net cash used by financing activities was $0.2 million, as the amount of repayment of long-term debt and dividend payments made by Spargo exceeded proceeds received from stock option exercises.

         At June 29, 1998, the Company had a current ratio position of 6.0 to 1, approximately $1.0 million of long-term debt and no outstanding borrowings under its two unsecured lines of credit. The Company believes that its cash and cash equivalents and short-term investments, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 1998.

         The Company is currently implementing a firmwide accounting/ information system. In addition to being Year 2000 compliant, the system will support the Company's future growth. The implementation is expected to be completed in late 1998, and the related cost, estimated at $4.5 million, is not expected to have a material impact on the Company's financial condition or results of operations. The Company is still assessing the impact of the Year 2000 for its recent acquisitions.

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


                                      COMPUTER HORIZONS CORP.
                                      -----------------------
                                      (Registrant)



DATE:  August 11, 1998                /s/    John J. Cassese
       ---------------               --------------------------------------
                                     John J. Cassese, Chairman of the Board
                                     and President


DATE:  August 11, 1998                /s/    William J. Murphy
       ---------------               --------------------------------------
                                     William J. Murphy, Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:  August 11, 1998               /s/    Michael J. Shea
       ---------------               --------------------------------------
                                     Michael J. Shea
                                     Vice President and Controller
                                     (Principal Accounting Officer)