Form 10-Q
period 1998-09-28
COMPUTER HORIZONS CORP
filed 1998-11-03
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                 F O R M  10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended  September 28, 1998              Commission File Number 0-7282


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

As of November 2, 1998 the issuer had 31,160,384 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index



   Part I                       Financial Information

                                Consolidated Balance Sheets
                                September 28, 1998 and December 31, 1997

                                Consolidated Statements of Income
                                Three Months and Nine Months Ended
                                September 28, 1998 and September 27, 1997

                                Condensed Consolidated Statements of
                                Cash Flows  -  Nine Months Ended
                                September 28, 1998 and September 27, 1997

                                Notes to Consolidated Financial Statements

                                Management's Discussion and Analysis
                                of Financial Condition and Results of
                                Operations

   Part II                      Other Information

                                Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                        September 28,     December 31,
                                                                                             1998             1997
                                                                                        -------------     ------------
                                                                                             (dollars in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................          $ 52,863          $ 92,087
  Short term investments .......................................................            13,293            13,165
  Accounts receivable, net of allowance for doubtful
    accounts of $2,190,000 and $1,742,000 at September 28, 1998
    and December 31, 1997, respectively ........................................           122,310            81,547
  Deferred income tax benefit ..................................................             2,668             1,818
  Other ........................................................................             3,720             1,207
                                                                                          --------          --------
          TOTAL CURRENT ASSETS .................................................           194,854           189,824
                                                                                          --------          --------

PROPERTY AND EQUIPMENT .........................................................            21,279            12,801
  Less accumulated depreciation ................................................             9,090             7,101
                                                                                          --------          --------
                                                                                            12,189             5,700
                                                                                          --------          --------

OTHER ASSETS - NET:
  Goodwill .....................................................................            66,932            17,090
  Deferred income tax benefit ..................................................             1,818               852
  Other ........................................................................             7,857             4,280
                                                                                          --------          --------
          TOTAL OTHER ASSETS ...................................................            76,607            22,222
                                                                                          --------          --------

TOTAL ASSETS ...................................................................          $283,650          $217,746
                                                                                          ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ............................................          $  1,056          $  1,473
  Accrued payroll, payroll taxes and benefits ..................................            22,925            18,231
  Accounts payable .............................................................             2,650             2,211
  Income taxes payable .........................................................             4,010             4,309
  Other accrued expenses .......................................................            15,859             3,145
                                                                                          --------          --------
          TOTAL CURRENT LIABILITIES ............................................            46,500            29,369
                                                                                          --------          --------

LONG-TERM DEBT .................................................................             1,022              --
                                                                                          --------          --------

OTHER LIABILITIES ..............................................................             5,218             2,283
                                                                                          --------          --------

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)

                                                                                        September 28,     December 31,
                                                                                             1998             1997
                                                                                        -------------     ------------
                                                                                             (dollars in thousands)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par;  authorized and unissued 200,000 shares,  including
    50,000 Series A
  Common stock,  $.10 par,  authorized  100,000,000  shares;  issued  32,201,282 shares and 31,247,069 shares at September 28, 1998
    and December 31, 1997, respectively ........................................             3,220             3,125
  Additional paid-in capital ...................................................           124,559           117,979
  Retained earnings ............................................................           111,792            78,862
                                                                                          --------          --------
                                                                                           239,571           199,966
  Less shares held in treasury, at cost;  1,056,885 shares and
    1,692,253 shares at September 28, 1998 and December 31, 1997, respectively .             8,661            13,872
                                                                                          --------          --------
          TOTAL SHAREHOLDERS' EQUITY ...........................................           230,910           186,094
                                                                                          --------          --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................          $283,650          $217,746
                                                                                          ========          ========


See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                 THREE MONTHS ENDED                              NINE MONTHS ENDED
                                  ------------------------------------------------------------------------------------------------
                                     SEPT. 28, 1998             SEPT. 27, 1997          SEPT. 28, 1998             SEPT. 27, 1997
                                  -------------------      ---------------------     --------------------     --------------------
                                                            (dollars in thousands, except per share data)
REVENUES:
    Services                        $130,625    95.6%         $89,861     100.0%      $356,742      95.9%        $250,711    100.0%
    Products                           6,008     4.4%              -                    15,138       4.1%               -
                                    --------    ----          -------     -----       --------      ----         --------    -----

                                     136,633   100.0%          89,861     100.0%       371,880     100.0%         250,711    100.0%

COSTS AND EXPENSES:
     Direct costs - Services          85,595    62.6%          59,698      66.4%       234,449      63.0%        168,285      67.1%
     Direct costs - Products             992     0.7%               -                    2,503       0.7%              -
     Selling, general and
        administrative                28,075    20.5%          18,510      20.6%        78,025      21.0%         53,586      21.4%
    Amortization of intangibles        1,052     0.8%             174       0.2%         1,785       0.5%            518       0.2%
    Merger-related expenses              735     0.5%               -                    4,272       1.1%              -
                                    --------    ----          -------     -----       --------      ----        --------     -----

                                     116,449    85.2%          78,382      87.2%       321,034      86.3%        222,389      88.7%
                                    --------    ----          -------     -----       --------      ----        --------     -----

INCOME FROM OPERATIONS                20,184    14.8%          11,479      12.8%        50,846      13.7%         28,322      11.3%
                                    --------    ----          -------     -----       --------      ----        --------     -----

OTHER INCOME (expense):
     Interest income                   1,011     0.7%             160       0.2%         3,886       1.0%            473       0.2%
     Interest expense                    (60)    0.0%             (46)     (0.1%)          (76)      0.0%           (271)     (0.1%)
     Equity in Joint Venture
        net earnings (loss)                0     0.0%             (75)     (0.1%)          (90)       0.0%           138       0.1%
                                    --------    ----          -------     -----       --------      ----        --------     -----
                                         951     0.7%              39       0.0%         3,720       1.0%            340       0.1%
                                    --------    ----          -------     -----       --------      ----        --------     -----

INCOME BEFORE INCOME TAXES            21,135    15.5%          11,518      12.8%        54,566      14.7%         28,662      11.4%
                                    --------    ----          -------     -----       --------      ----        --------     -----

INCOME TAXES:
     Current                          10,149     7.4%           4,731       5.3%        26,426       7.1%         12,773       5.1%
     Deferred                           (833)   (0.6%)            167       0.2%        (1,852)     (0.5%)          (577)     (0.2%)
                                    --------    ----          -------     -----       --------      ----        --------     -----
                                       9,316     6.8%           4,898       5.5%        24,574       6.6%         12,196       4.9%
                                    --------    ----          -------     -----       --------      ----        --------     -----


NET INCOME                           $11,819     8.7%          $6,620       7.4%       $29,992       8.1%       $ 16,466       6.6%
                                    ========    ====          =======     =====       ========      ====        ========    ======

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)

                                           THREE MONTHS ENDED                                  NINE MONTHS ENDED
                               ------------------------------------------------------------------------------------------------
                                 SEPT. 28, 1998          SEPT. 27, 1997            SEPT. 28, 1998             SEPT. 27, 1997
                               ----------------         ----------------          ----------------            -----------------
                                                            (dollars in thousands, except per share data)

EARNINGS PER SHARE:
    Basic                              $0.38                    $0.25                    $0.97                     $0.61
                                       =====                    =====                    =====                     =====
    Diluted                            $0.37                    $0.23                    $0.93                     $0.58
                                       =====                    =====                    =====                     =====


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                         30,960,000               26,830,000               30,834,000                26,978,000
    Diluted                       32,209,000               28,248,000               32,234,000                28,194,000
                                  ==========               ==========               ==========                ==========

See notes to consolidated financial statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                   Nine Months Ended
                                                                              --------------------------
                                                                              Sept. 28,        Sept. 27,
                                                                                 1998             1997
                                                                               --------        ---------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES ..................................        $ 12,220         ($ 1,559)
                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales of short-term investments ....................................           1,197                0
   Purchases of property and equipment ................................          (6,299)          (1,500)
   (Increase)/decrease in other assets ................................             169             (800)
   Acquisitions, net of cash ..........................................         (47,344)            (115)
                                                                               --------         --------
                                                                                (52,277)          (2,415)
                                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt ........................................          (1,432)          (1,867)
   Dividends paid .....................................................            (773)            (973)
   Proceeds from issuance of stock ....................................               0           83,713
   Stock options exercised ............................................           3,038            2,553
                                                                               --------         --------
                                                                                    833           83,426
                                                                               --------         --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ..................         (39,224)          79,452

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................          92,087           14,127
                                                                               --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................        $ 52,863         $ 93,579
                                                                               ========         ========

Supplemental disclosure of non-cash investing and financing activities:

Details of Acquisitions:
     Fair value of assets acquired, net of cash .......................        $ 61,588
     Less liabilities assumed .........................................           5,037
     Less stock issued in connection with acquisitions ................           9,207
                                                                               --------
     Net cash paid for acquisitions ...................................        $ 47,344
                                                                               ========

See notes to consolidated financial statements.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the Quarters Ended September 28, 1998 and September 27, 1997


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

               On September 23, 1998, the Company completed the acquisition of Enterprise Solutions Group, LLC, a Cincinnati, Ohio-based provider of training, educational and consulting services, for cash and stock totaling approximately $7.3 million. On August 4, 1998, the Company completed the acquisition of RPM Consulting, Inc. ("RPM"), for cash and stock totaling approximately $27.7 million. RPM, based in Maryland, is a leading provider of enterprise network design and implementation services. On July 3, 1998, the Company completed the acquisition of ISG Careers Inc. and ISG Contracts Inc.(collectively "ISG"), for approximately $21.6 million ($US) in cash. Based in Toronto, Canada, ISG is a Toronto, Canada-based information technology services firm, offering both professional staffing and career placement services. All three acquisitions are being accounted for under the purchase method of accounting. Had the acquisitions occurred on January 1, 1998, the effect on revenue and net income would have been immaterial.

               On June 24, 1998, the Company completed the acquisition of Spargo Consulting PLC ("Spargo"), an information technology consultancy service provider, organized under the laws of the United Kingdom for 1,877,000 shares of Computer Horizon stock. This transaction has been accounted for as a pooling of interests and, accordingly the consolidated financial statements for the periods presented have been restated to include the accounts of Spargo.

               The reconciliation below details the effects of the pooling noted above on the previously reported revenues, net income and earnings per share of the separate companies for the periods preceding the acquisition.

                                           Three Months
                                              Ended           Year Ended        Year Ended        Year Ended
                                          March 31, 1998         1997              1996               1995
                                          --------------      ----------        ----------        ----------
Revenues
             Computer Horizons Corp.           107,101           334,729           249,152           213,165
             Spargo ................             4,410            15,581            12,259            11,327
                                            ----------        ----------        ----------        ----------
             Combined ..............           111,511           350,310           261,411           224,492
                                            ==========        ==========        ==========        ==========

Net Income
             Computer Horizons Corp.             8,176            22,644            11,864            10,425
             Spargo ................               461             1,902             1,212               873
                                            ----------        ----------        ----------        ----------
             Combined ..............             8,637            24,546            13,076            11,298
                                            ==========        ==========        ==========        ==========

Earnings Per Share
Basic
             Computer Horizons Corp.              0.28              0.88              0.48              0.46
             Spargo ................              0.00              0.01              0.02              0.00
                                            ----------        ----------        ----------        ----------
             Combined ..............              0.28              0.89              0.50              0.46
                                            ==========        ==========        ==========        ==========
Diluted
             Computer Horizons Corp.              0.27              0.84              0.46              0.44
             Spargo ................              0.00              0.01              0.01              0.00
                                            ----------        ----------        ----------        ----------
             Combined ..............              0.27              0.85              0.47              0.44
                                            ==========        ==========        ==========        ==========

Shares Outstanding
             Basic .................        30,714,000        27,567,000        26,380,000        24,312,000
             Diluted ...............        32,287,966        29,013,000        27,939,000        25,842,000

               On February 27, 1998 the Company acquired all the shares of Princeton Softech, Inc. ("Princeton") in exchange for 954,213 shares of Computer Horizons stock. The results of Princeton, which is being accounted for as an immaterial pooling, are included from January 1, 1998.

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

                In accordance with SFAS No.128, the table below presents both basic and diluted earnings per share:

                                                                   Nine Months Ended
                                                                Sept. 28,       Sept. 27,
                                                              -----------     -----------
                                                                  1998            1997
                                                              -----------     -----------
Numerator:
               Net income (in thousands) ................     $    29,992     $    16,466

Denominator:
               Denominator for basic earnings per share
                  Weighted average shares outstanding ...      30,834,000      26,798,000

Effect of stock options .................................       1,400,000       1,396,000
Dilutive potential earnings per share:
               Denominator for diluted earnings per share
                  Adjusted weighted average shares
                  outstanding and assumed conversions ...      32,234,000      28,194,000

Basic earnings per share ................................     $      0.97     $      0.61

Diluted earnings per share ..............................     $      0.93     $      0.58


               The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 1998, there were 581,975 excluded options outstanding at September 28, 1998 with exercise prices of $33.41 to $45.50 per share. All options to purchase shares of common stock were included in the computation of diluted earnings per share in 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the Quarters Ended September 28, 1998 and September 27, 1997


     Revenues. Revenues increased to $136.6 million in the third quarter of 1998 from $89.9 million in the third quarter of 1997, an increase of $46.7 million or 51.9%. Staffing revenues increased to $69.0 million in the third quarter of 1998 from $56.8 million in the third quarter of 1997, an increase of $12.2 million or 21.5%. Total solutions revenues, including Year 2000 revenues, increased to $61.6 million in the third quarter of 1998 from $33.1 million in the third quarter of 1997 , an increase of $28.5 million or 86.1%. Year 2000 services revenues increased to $36.9 million in the third quarter of 1998 from $19.6 million in the third quarter of 1997, an increase of $17.3 million or 88.3%. The Company's Year 2000 business accounted for 27.0% of total revenues in the third quarter of 1998 versus 21.8% of total revenues in the third quarter of 1997. Solutions revenues, excluding Year 2000 services, increased to $24.7 million in the third quarter of 1998 from $13.5 million in the third quarter of 1997, an increase of $11.2 million or 83.0%. The Company's product revenues totaled $6.0 million for the third quarter of 1998.

     Revenues increased to $371.9 million in the first nine months of 1998 from $250.7 million in the first nine months of 1997, an increase of $74.3 million or 48.3%. Staffing revenues increased to $190.1 million in the first nine months of 1998 from $164.0 million in the first nine months of 1997, an increase of $26.1 million or 15.9%. Total solutions revenues, including Year 2000 revenues, increased to $166.6 million in the first nine months of 1998 from $86.7 million in the first nine months of 1997 , an increase of $79.9 million or 92.2%. Year 2000 services revenues increased to $106.7 million in the first nine months of 1998 from $47.5 million in the first nine months of 1997, an increase of $59.2 million or 124.6%. The Company's Year 2000 business accounted for 28.7% of total revenues in the first nine months of 1998 versus 18.9% of total revenues in the first nine months of 1997. Solutions revenues, excluding Year 2000 services, increased to $59.9 million in the first nine months of 1998 from $39.2 million in the first nine months of 1997, an increase of $20.7 million or 52.8%. The Company's product revenues totaled $15.1 million for the first nine months of 1998.

     Direct Costs. Direct costs increased to $86.6 million and $237.0 million in the third quarter and first nine months of 1998, respectively, from $59.7 million and $168.3 million in the comparable 1997 periods. Gross margin increased to 36.6% and 36.3% in the third quarter and first nine months of 1998, respectively, from 33.6% and 32.9% in the third quarter and first nine months of 1997, respectively. The increase in gross margin was primarily due to stable margins in the Company's staffing business and an increase in the Company's higher margin solutions business. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel, and the mix of staffing versus solutions business during a particular quarter.

     Selling, General and Administrative. Selling, general and administrative expenses (excluding merger-related expenses and amortization expenses of intangible asses), increased to $28.1 million and $78.0 million in the third quarter and first nine months of 1998, respectively, from $18.5 million and $53.6 million in the comparable 1997 periods. The increase was primarily a result of salaries and commissions for additional sales and recruiting personnel and, to a lesser extent, growth in the Company's general and administrative infrastructure. The Company incurred merger-related expenses of approximately $0.7 million and $4.3 million in the third quarter and first nine months of 1998, respectively. Amortization expenses of intangible assets (primarily goodwill from acquisitions) increased to $1.1 million and $1.8 million in the third quarter and first nine months of 1998, respectively, from $0.2 million and $0.5 million in the comparable 1997 periods.

     Income from Operations. Operating margins increased to 14.8% and 13.7% in the third quarter and first nine months of 1998, respectively, from 12.8% and 11.3% in the comparable 1997 periods. These increases were primarily due to increases in the Company's higher margin solutions business, partially offset by merger-related expenses in 1998. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

     Other Income. Other income increased to $1.0 million and $3.7 million in the third quarter and first nine months of 1998, respectively, from nil and $0.3 million in the comparable 1997 periods. This increase was primarily the result of increased interest income resulting from the follow-on offering of approximately $84 million completed in the third quarter of 1997.

     Provision for Income Taxes. The effective tax rates for Federal, state and local income taxes were 44.1% and 45.0% for the third quarter and first nine months of 1998, respectively. For the comparable 1997 periods, the rates were 42.5% and 42.6%, respectively. The increase in the 1998 rates were primarily due to certain non-deductible merger-related expenses incurred during the year.

     Net  Income.  Net income  increased  to $11.8  million,  or $0.37 per share
(diluted) for the third quarter of 1998, from $6.6 million, or $0.23 per share (diluted) for the third quarter of 1997, an increase of $5.2 million or 78.8%. For the first nine months of 1998, net income increased to $30.0 million, or $0.93 per share (diluted), from $16.5 million, or $0.58 per share (diluted) for the first nine months of 1997.

     Liquidity and Capital Resources. At September 28, 1998, the Company had $148.4 million in working capital, of which $66.2 million was cash, cash equivalents and short-term investments. There were no borrowings under its bank lines of credit.

     Net cash provided by operating activities in the first nine months of 1998 was $12.2 million, consisting primarily of net income, offset in part by an increase in accounts receivable. During the first nine months of 1997, net cash used in operating activities was $1.6 million, primarily as a result of an increase in accounts receivable, largely due to growth in the Company's solutions business.

     Net cash used in investing activities in the first nine months of 1998 was $52.3 million, consisting primarily of the three acquisitions that the Company completed during the third quarter, as well as purchases of equipment. During the first nine months of 1997, cash used in investing activities was $2.4 million, primarily as a result of equipment purchases and an increase in other assets.

     Net cash provided by financing activities was $0.8 million for the first nine months of 1998, with proceeds received from stock option exercises exceeding the amount of repayment of long-term debt and dividend payments made by Spargo. For the first nine months of 1997, net cash provided by financing activities was $83.4 million, consisting primarily of the net proceeds from the Company's public offering of common stock.

     At September 28, 1998, the Company had a current ratio position of 4.2 to 1, approximately $1.0 million of long-term debt and no outstanding borrowings under its two unsecured lines of credit. The Company believes that its cash and cash equivalents and short-term investments, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 1999.

     Year 2000 Issue. The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

     In an effort to address the Y2K situation, the Company is currently implementing a new firmwide accounting/information system. In addition to being Year 2000 compliant, the system will support the Company's future growth. The implementation is expected to be completed in late 1998, and the related cost, estimated at $4.5 million, is not expected to have a material impact on the Company's financial condition or results of operations. The Company is still assessing the impact of the Year 2000 for its recent acquisitions.

     In the area of third-party relationships, the Company has contacted most of its major third parties. Most of these parties state that they intend to be Y2K compliant by 2000. The Company is developing a plan to perform certain functions internally that are currently provided by outside parties, should those parties not become Y2K capable. There can be no assurance that third parties will succesfully update their Year 2000-dependant systems or that the Company will be able to implement the necessary procedures to replace the services provided by third parties. Such failures on the part of either third parties or the Company could cause a disruption in the Company's business, and such a disruption could have a material adverse effect on the Company's operating results and financial condition.

     Certain Disclosures. This report contains certain forward-looking statements for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially. Such statements are based upon, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of the Company's industry and competition.

                            PART II Other Information


Item 6.

               b) Three reports on Form 8-K have been filed during the quarter for which this report is filed. One form was filed on August 25, 1998, consistent with the Company's acquisition of RPM Associates, Inc. Another form, consistent with the Company's acquisition of ISG Careers Inc. and ISG Contracts Inc., was filed on July 20, 1998. The remaining form was filed on July 15, 1998, consistent with the Company's acquisition of Spargo Consulting, PLC.



                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  COMPUTER HORIZONS CORP.
                                                        (Registrant)



DATE:       November 3, 1998                      /s/John J. Cassese
            ----------------                      ------------------
                                                  John J. Cassese,
                                                  Chairman of the Board
                                                  and President


DATE:       November 3, 1998                      /s/William J. Murphy
            ----------------                      --------------------
                                                  William J. Murphy,
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)


DATE:       November 3, 1998                      /s/Michael J. Shea
            ----------------                      ------------------
                                                  Michael J. Shea
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)