Form 10-K
period 1998-12-31
COMPUTER HORIZONS CORP
filed 1999-04-01
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                          Commission file number 0-7282

                             COMPUTER HORIZONS CORP.
             (Exact name of registrant as specified in its charter)

          New York                                          13-2638902
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


    49 Old Bloomfield Avenue
    Mountain Lakes, New Jersey                               07046-1495
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number,
    including area code:                                  (973) 299-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
Title of each class                            on which registered
-------------------                            -------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 22, 1999, was approximately $367,883,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 22, 1999: 31,476,647 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

               There is incorporated herein by reference the registrant's (i) Annual Report to Shareholders for the year ended December 3l, l998, in Part II of this Report and (ii) Proxy Statement for the 1999 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 12, 1999, in Part III hereof.

                                     PART I
Item 1.  Business

General

               The  Company  provides  a wide  range of  information  technology services and solutions to major corporations. Historically a professional services staffing firm, the Company has, over the past six years, developed the technological and managerial infrastructure to offer its clients value added services including CHC's Signature 2000(TM) solution for the millennium change, client/server systems development and migration, enterprise network management, document imaging practices, outsourcing and offshore software development and maintenance ("solutions"). The Company markets solutions to both existing and potential clients with the objective of becoming a preferred provider of comprehensive information technology services and solutions for such clients. Solutions engagements, which represented less than five percent of the Company's consolidated revenues in 1993, accounted for approximately 44% of its consolidated revenues in 1998. The Company believes that the range of services and solutions that it offers, combined with its worldwide network of 55 offices and subsidiary organizations, provides it with significant competitive advantages in the information technology marketplace.

               The Company's clients primarily are Fortune 500 companies with significant information technology budgets and recurring staffing or software development needs. In 1998, the Company provided information technology services to 768 clients. During 1998, the Company's largest client, AT&T, accounted for 8.8% of the Company's consolidated revenues. The Company's next largest client, Prudential, accounted for 8.3% of the Company's consolidated revenues with no other client accounting for more than 5% of such revenues.

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

               The Company offers a range of information technology services and solutions, which include (1) professional services staffing, (2) the solution for the millennium change, (3) e-business development services, (4) enterprise network management, (5) outsourcing, and (6) knowledge transfer.

               (1) Professional Services Staffing: Providing highly skilled software professionals to augment the internal information management staffs of major corporations remains the Company's primary business. The Company offers its clients centralized vendor management, supplying their staffing needs from among the Company's over 4,000 software professionals.

               The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business.

               (2) Solution for the Millennium Change:  CHC's Signature 2000(TM)
offering combines an internally developed proprietary software toolkit, skilled resources, proven methodologies, experienced project management, as well as significant millennium project experience. It analyzes, locates, reports on, and then restructures all programs and database definitions affected by the absence of a century date field to permit processing of dates after December 31, 1999. The solution is customized for each particular enterprise and deals with all collateral issues. In effect, CHC's Signature 2000(TM) provides the Company with an opportunity to facilitate field expansion, and century date windowing, while simultaneously performing other systems upgrades such as language conversions and platform migrations. In addition, CHC's Signature 2000(TM) provides the Company a fully integrated testing solution across all phases of the testing life cycle, including Testing Processes, Software Products and experienced management and technical resources. The Company also provides a workstation solution for the Year 2000, including Asset Management, assessment and correction of spreadsheets and databases, correction to the workstation clocks, and third-party vendor compliancy assessment.

               To manage an organization's Year 2000 program, the Company provides a fully integrated "Program Management Office" (PMO) approach. The PMO provides a complete set of processes, templates and recommended software products to support the reporting, risk management, contingency planning and program management across the enterprise.

               (3) E-business Development Services: The Company has the capability to develop and implement open computer e-business strategy, architecture, and engineering, design, implementation and operational services. Such services include project management, selection of viable systems platforms, creation of migration plans, development of customized software applications, and systems and database integration.

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

               (6) Knowledge  Transfer:  The Company's Education Division offers custom-designed and/or existing courseware to enhance the competencies of client staff in specific technologies, languages, methodologies and applications. The prevailing focus of the Company is to assist clients through instructor-led, on-site training and consulting and multimedia curricula in the transitioning IT organization of Fortune 1000 corporations. To support these changing technologies, the Company has developed extensive curriculum offerings in Operating Systems, Mainframe Technology, Client/Server and Open Systems, Object Orientation, Application Development, Information Engineering, Internet/Intranet, and ERP packages.

Personnel

               As of December 3l, 1998, the Company had a staff of 4,834, of whom more than 4,000 were computer professionals. The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

Competition

               The Company competes in the commercial information technology services market which is highly competitive and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies such as Hewlett-Packard Company, Unisys Corporation and Digital Equipment Corporation, facilities management and management information systems ("MIS") outsourcing companies, certain "Big Five" accounting firms, and general management consulting firms. The Company's competitors also include companies such as Andersen Consulting, Technology Solutions Corporation, Cambridge Technology Partners, Inc., Cap Gemini America, Business System Group, the consulting division of Computer Sciences Corporation, Analysts International Corp., CIBER, Inc., Computer Task Group Inc., and Keane Inc.

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

Item 2.   Properties

               The Company's Corporate and Financial Headquarters, its IT Services Division, its Education Division, as well as its Eastern Regional Office, comprising approximately 63,000 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey. The Mountain Lakes leases are for terms expiring December 31, 1999, at a current annual rental of approximately $1,101,000. As of December 3l, l998, the Company also maintained facilities in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Washington, Washington D.C. and Wisconsin, as well as international operations located in London and Toronto, with an aggregate of approximately 211,600 square feet. The leases for these facilities are at a current annual aggregate rental of approximately $4,035,000. These leases expire at various times with no lease commitment longer than September 30, 2006.

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

NAME                         AGE                      TITLE                   POSITION HELD
----                         ---                      -----                   -------------
John J. Cassese              54              Chairman of the Board            1982 - Present
                                              and President
                                              Director                        1969 - Present

William J. Murphy            54              Executive Vice President         1997 - Present
                                              and CFO

Michael J. Shea              38               Controller                      1995-Present
                                              Vice President                  1996-Present

                                     PART II

Item 5.  Market for Registrant's Common Equity
             and Related Stockholder Matters

               The  information  required  by this item is  contained  under the caption  "Market and Dividend  Information"  in the  Company's  Annual Report to
Shareholders for the year ended December 3l, 1998, which material is incorporated by reference in this Form 10-K Annual Report.

Item 6.  Selected Financial Data

               The information required by this item is contained under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 3l, 1998, which material is incorporated by reference in this Form 10-K Annual Report.

Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation

               The  information  required  by this item is  contained  under the caption "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for the year ended December 3l, 1998, which material is incorporated by reference in this Form 10-K Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

               The  information  required  by this item is  contained  under the caption "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for the year ended December 3l, 1998, which material is incorporated by reference in this Form 10-K Annual Report.

Item 8.  Financial Statements and Supplementary Data

               The financial statements together with the report thereon by Grant Thornton LLP, Independent Certified Public Accountants, appearing in the Company's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference. Such information is listed in Item 14(a)1 of this Form 10-K Annual Report.

Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

               There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

               (a) The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or before April 12, 1999 (the "1999 Proxy Statement").

               (b) The information called for by Item 10 with respect to executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Company".

Item 11.  Executive Compensation

               The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

               The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

               None

                                     PART IV

Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K

          (a) 1. The following consolidated financial statements, appearing in the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

-  Consolidated balance sheets as of December 3l, 1998 and 1997

- Consolidated statements of income for each of the three years in the period ended December 31, 1998

- Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1998

- Consolidated statements of cash flows for each of the three years in the period ended December 31, 1998

-  Notes to consolidated financial statements

- Report of independent certified public accountants on the consolidated financial statements

                 2. Schedule II - Valuation and qualifying accounts for the years ended December 31, 1998, 1997 and 1996.

- Report of independent certified public accountants on the financial statements schedule. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

              3. The exhibit index

              4. Consent of Grant Thornton LLP

              (b) No reports on Form 8K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMPUTER HORIZONS CORP.


Date: March 31, 1999             By: /s/John J. Cassese
      --------------                 ------------------
                                     John J. Cassese, Chairman
                                     of the Board and President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         COMPUTER HORIZONS CORP.


Date:  March 31, 1999                  By: /s/ John J. Cassese
                                          -------------------
                                          John J. Cassese, Chairman
                                          of the Board and President
                                          (Principal Executive Officer)
                                          and Director

Date:  March 31, 1999                  By: /s/ William J. Murphy
                                          ----------------------
                                          William J. Murphy,
                                          Executive Vice President and CFO
                                          (Principal Financial Officer)

Date:  March 31, 1999                  By: /s/ Michael J. Shea
                                          ----------------------
                                          Michael J. Shea
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Date:  March 31, 1999                  By: /s/ Thomas J. Berry
                                          --------------------
                                          Thomas J. Berry, Director


Date:  March 31, 1999                  By: /s/ William M. Duncan
                                          --------------------
                                          William M. Duncan, Director


Date:  March 31, 1999                  By: /s/ Rocco J. Marano
                                          -------------------
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

4(b)             Amendment No. 1 dated as of                              Exhibit 1 to Amendment No.
                 February 13, 1990 to Rights                              1 on Form 8 dated February
                 Agreement.                                               13, 1990 to Registration
                                                                          Statement on Form 8-A.

Exhibit          Description                                              Incorporated by Reference to
-------          -----------                                              ----------------------------
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


10(d)            1991 Directors' Stock Option
                 Plan, as amended.


10(e)            1994 Incentive Stock Option and                           Exhibit 10(h) to Form 10K
                 Appreciation Plan.                                        for the fiscal year ended
                                                                           December 31, 1994.

10(f)            $15,000,000 Discretionary Line of
                 Credit payable to Chase  Manhattan
                 Bank dated as of June 30, 1998.

10(g)            $10,000,000 Discretionary Line
                 of Credit from PNC Bank dated
                 as of June 5, 1998

13               Annual Report to Security Holders,
                 parts thereof

21               List of Subsidiaries.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors and Shareholders
  Computer Horizons Corporation


In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated February 15, 1999, which is inlcuded in the 1998 Annual Report to Shareholders and incorporated by reference in this Form 10-K, we have also audited Schedule II for each of the years ended December 31, 1998, 1997 and 1996. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth herein.

GRANT THORNTON LLP

Parsippany, New Jersey
February 15, 1999

                   Computer Horizons Corp. and Subsidiaries



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 1998, 1997 and 1996

         Column A                           Column B              Column C            Column D            Column E
         --------                           -----------          ------------         -----------         -----------

                                              Balance at            Charged to                             Balance at
                                               beginning             costs and         Deductions -         end of
       Description                             of period             expenses          describe (1)         period
       -----------                          ----------------     -----------------   --------------       ----------
Year ended December 31, 1998
      Allowance for doubtful accounts          $1,742,000           $                      $               $
                                               ==========           ========               ========        ==========


Year ended December 31, 1997
      Allowance for doubtful accounts          $1,203,000           $575,000              $  36,000        $1,742,000
                                               ==========           ========               ========        ==========


Year ended December 31, 1996
      Allowance for doubtful accounts          $  840,000           $487,000               $124,000        $1,203,000
                                               ==========           ========               ========        ==========

Notes
-----

    (1)        Uncollectible accounts written off, net of recoveries.

                    Computer Horizons Corp. and Subsidiaries

                             SELECTED FINANCIAL DATA

                             Year ended December 31,

                                                           1998            1997            1996            1995            1994
                                                       ------------    ------------    ------------    ------------    ------------
                                                                  (dollar amounts in thousands, except per share data)
Revenues ...........................................   $    514,921    $    350,310    $    261,411    $    224,809    $    173,204

Costs and expenses:
    Direct costs ...................................        326,795         233,574         180,410         156,125         121,402
    Selling, general and administrative ............        113,035          74,165          59,677          48,837          38,534
    Merger-related expenses.........................          4,272             976
                                                       ------------    ------------    ------------    ------------    ------------
Income from operations .............................         70,819          41,595          21,324          19,847          13,268

Other income (expense):
    Interest income ................................          5,334           1,700             404             346              83
    Interest expense ...............................           (750)           (276)           (507)           (667)           (725)
    Equity in net earnings of
        joint venture ..............................            (90)             13             885             361
   Gain on sale of joint vewnture...................          4,180
                                                       ------------    ------------    ------------    ------------    ------------

Income before income
    taxes ..........................................         79,493          43,032          22,106          19,887          12,626

Income taxes .......................................         35,906          18,498           9,031           8,572           5,495
                                                       ------------    ------------    ------------    ------------    ------------

Net income .........................................   $     43,587    $     24,534    $     13,075    $     11,315    $      7,131
                                                       ============    ============    ============    ============    ============

Earnings per share:
      Basic ........................................   $       1.41    $        .89    $        .50    $        .47    $        .32
                                                       ------------    ============    ============    ============    ============

      Diluted ......................................   $       1.35    $        .85    $        .47    $        .44    $        .30
                                                       ------------    ============    ============    ============    ============

Weighted average number of shares outstanding:
        Basic ......................................     30,925,000      27,567,000      26,380,000      24,312,000      22,446,000
                                                       ============    ============    ============    ============    ============

        Diluted ....................................     32,230,000      28,999,000      27,932,000      25,823,000      23,952,000
                                                       ============    ============    ============    ============    ============

                    Computer Horizons Corp. and Subsidiaries

                             Year ended December 31,

                                                           1998            1997            1996            1995            1994
                                                       ------------    ------------    ------------    ------------    ------------
                                                                  (dollar amounts in thousands, except per share data)
Analysis (%)
    Revenues ...................................             100.0%           100.0%          100.0%           100.0%        100.0%
        Gross margin ...........................              36.6             33.3            31.0             30.5          29.9
        Selling, general and
           administrative ......................              22.0             21.1            22.8             21.7          22.2
    Merger-related expenses.....................                .8               .3
    Income from operations .....................              13.8             11.9             8.2              8.8           7.7
        Interest income/(expense) - net ........                .9               .4                              (.1)          (.4)
        Equity in net earnings of joint
           venture .............................                                                 .3               .1
        Capital Gains ..........................                .8
        Income before income taxes .............              15.5             12.3             8.5              8.8           7.3
    Income taxes ...............................               7.0              5.3             3.5              3.8           3.2

Net income .....................................               8.5              7.0             5.0              5.0           4.1

    Revenue growth YOY .........................              47.0             34.0            16.3             29.8          31.3
    Net income growth YOY ......................              77.7             87.6            15.6             58.7          90.2
    Return on equity, average ..................              20.2             18.9            19.9             25.0          24.5
    Effective tax rate .........................              45.2             43.0            40.9             43.1          43.5

At year-end
    Total assets ...............................     $   296,052      $   217,625      $   96,610       $   63,096       $   54,521
    Working capital ............................         158,759          160,370          55,052           42,553           22,968
    Long-term debt .............................               0                0           1,442            3,324            4,346
    Shareholders' equity .......................         246,534          185,974          73,747           57,931           32,679

    Stock price ................................     $     26.63      $     45.50      $    25.67       $    16.89       $     4.00
    P/E multiple ...............................              19               51              51               36               13

Employees ......................................           4,834            3,794           3,228            2,830            2,419
Clients (during year) ..........................             768              549             556              538              545
Offices (worldwide) ............................              55               49              49               45               39

                        REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE



Board of Directors and Shareholders
   Computer Horizons Corp.



In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subidiaries referred to in our report dated February 15, 1999, which is included in the 1998 Annual Report to Shareholders and incorporated by reference in this Form 10-K. We have also audited Schedule II for each of the years ended December 31, 1998, 1997 and 1996. In our opinion, this schedule presents fairly in all material respects, the information required to be set forth therin.






/s/GRANT THORNTON LLP
---------------------
GRANT THORNTON LLP


Parsippany, New Jersey
February 15, 1999