Form 10-Q
period 1999-03-31
COMPUTER HORIZONS CORP
filed 1999-05-17
CIK 23019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------
                                 F O R M  10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  -------------------------------------------


For Quarter Ended March 31, 1999                   Commission File Number 0-7282


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

As of May 12, 1999, the issuer had 30,470,022 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index




   Part I            Financial Information

                     Consolidated Balance Sheets
                     March 31, 1999 and December 31, 1998

                     Consolidated Statements of Income
                     Three Months Ended
                     March 31, 1999 and 1998

                     Condensed Consolidated Statements of
                     Cash Flows  -  Three Months Ended
                     March 31, 1999 and 1998

                     Notes to Consolidated Financial Statements

                     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations

   Part II           Other Information

                     Signatures

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                March 31,  December 31,
                                                                  1999         1998
                                                                --------     --------
                                                               (dollars in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................     $ 22,673     $ 51,796
  Short term investments ..................................        2,450       11,259
  Accounts receivable, net of allowance for doubtful
    accounts of $4,223,000 and $3,209,000 at March 31, 1999
    and December 31, 1998, respectively ...................      172,523      135,447
  Deferred income tax benefit .............................        5,582        4,987
  Other ...................................................        1,910        2,049
                                                                --------     --------
          TOTAL CURRENT ASSETS ............................      205,138      205,538

PROPERTY AND EQUIPMENT ....................................       32,157       26,469
  Less accumulated depreciation ...........................       15,059       11,141
                                                                --------     --------
                                                                  17,098       15,328

OTHER ASSETS - NET:
  Goodwill ................................................       65,123       66,315
  Deferred income tax benefit .............................        1,650         1348
  Other ...................................................        8,939        7,523
                                                                --------     --------
          TOTAL OTHER ASSETS ..............................       75,712       75,186

TOTAL ASSETS ..............................................     $297,948     $296,052
                                                                ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accrued payroll, payroll taxes and benefits .............       23,433       24,262
  Accounts payable ........................................        4,365        5,258
  Income taxes payable ....................................       11,218        6,437
  Other accrued expenses ..................................        3,945       10,821
                                                                --------     --------
          TOTAL CURRENT LIABILITIES .......................       42,961       46,778

LONG-TERM DEBT ............................................         --            --

OTHER LIABILITIES .........................................        4,282        2,740

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                March 31,  December 31,
                                                                  1999         1998
                                                                --------     --------
                                                               (dollars in thousands)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par;  authorized and unissued
    200,000 shares,  including 50,000 Series A
  Common stock, $.10 par, authorized 100,000,000 shares;
    issued  32,351,580 shares at March 31, 1999 and
    December 31, 1998 .....................................        3,235        3,235
  Additional paid-in capital ..............................      128,821      128,821
  Accumulated comprehensive income ........................         -725         -762
  Retained earnings .......................................      132,925      123,943
                                                                 264,256      255,237
  Less shares held in treasury, at cost; 1,381,558
    shares and 1,061,662 shares at March 31, 1999 and
    December 31, 1998, respectively .......................       13,551        8,703
                                                                --------     --------
          TOTAL SHAREHOLDERS' EQUITY ......................      250,705      246,534


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................     $297,948     $296,052
                                                                ========     ========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                                                    THREE MONTHS ENDED
                                                                MARCH 31, 1999                               MARCH 31, 1998
                                                                     (dollars in thousands, except per share data)
REVENUES:
    IT Services ................................    $    132,066              95.6%          $    107,974                   96.8%
    Products ...................................           6,075               4.4%                 3,538                    3.2%
                                                    ------------             -----           ------------                  -----
                                                         138,141             100.0%               111,512                  100.0%
COSTS AND EXPENSES:
     Direct costs - Services ...................          89,680              64.9%                70,155                   62.9%
     Direct costs - Products ...................           1,040               0.8%                   593                    0.5%
     Selling, general and
        administrative .........................          31,133              22.5%                24,439                   21.9%
    Merger-related expenses ....................               0               0.0%                 1,328                    1.2%
                                                    ------------             -----           ------------                  -----
                                                         121,853              88.2%                96,515                   86.6%

INCOME FROM OPERATIONS .........................          16,288              11.8%                14,997                   13.4%
OTHER INCOME (expense):
     Interest income ...........................             438               0.3%                 1,374                    1.2%
     Interest expense ..........................            (172)             (0.1%)                  (41)                   0.0%
     Equity in Joint Venture net earnings (loss)               0               0.0%                    (9)                  (0.1%)
                                                    ------------             -----           ------------                  -----
                                                             266               0.2%                 1,243                    1.1%

INCOME BEFORE INCOME TAXES .....................          16,554              12.0%                16,240                   14.5%
INCOME TAXES:
     Current ...................................           7,928               5.7%                 7,927                    7.1%
     Deferred ..................................            (893)             (0.6%)                 (324)                  (0.3%)
                                                    ------------             -----           ------------                  -----
                                                           7,035               5.1%                 7,603                    6.8%

NET INCOME .....................................    $      9,519               6.9%          $      8,637                    7.7%
EARNINGS PER SHARE:
    Basic ......................................    $       0.30                             $       0.28
    Diluted ....................................    $       0.30                             $       0.27
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic ......................................      31,221,000                               30,714,000
    Diluted ....................................      31,833,000                               32,278,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                           Three Months Ended
                                                          March 31,    March 31,
                                                           1999          1998
                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES ...............      (28,397)        2,062
                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales/(Purchases) of short-term investments .....        8,809        (8,437)
   Purchases of property and equipment .............       (2,771)       (2,875)
   (Increase) decrease in other assets .............       (1,416)         (465)
   Repurchase of common stock ......................       (6,578)         --
                                                          -------       -------
                                                           (1,956)      (11,777)
                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase/(decrease) in long-term debt ...........           --        (1,402)
   Stock options exercised .........................        1,193         1,632
                                                          -------       -------
                                                            1,193           230
                                                          -------       -------
   Foreign currency gain ...........................           37            74
                                                          -------       -------


NET DECREASE IN CASH AND CASH EQUIVALENTS ..........      (29,123)       (9,411)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....       51,796        92,086
                                                          -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........       22,673        82,675


                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Quarters Ended March 31, 1999 and 1998


         The information furnished reflects all adjustments which, in the opinion of the Company, are necessary to present fairly its consolidated financial position and the results of its operations and changes in financial position for the periods indicated.

         Reference is made to the Company's annual financial statements for the year ended December 31, 1998, for a description of the accounting policies, which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

         The results of operations for 1998 have been retroactively adjusted to reflect the acquisition of Spargo Consulting PLC, which has been accounted for as a pooling of interests.

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

         The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 1999, there were approximately 1,136,000 excluded options outstanding at March 31, 1999, with an average exercise price of approximately $21.37 per share. All options to purchase shares of common stock were included in the computation of diluted earnings per share in 1998.

         In accordance with SFAS No.128, the table below presents both basic and diluted earnings per share:

                                                                Three Months
                                                               Ended March 31,
                                                             1999           1998
                                                        -----------     -----------
Numerator:
         Net income ...............................     $     9,519     $     8,637

Denominator:
         Denominator for basic earnings per share
            Weighted average shares outstanding ...      31,221,000      30,714,000

Effect of stock options ...........................         612,000       1,564,000

Dilutive potential earnings per share:
         Denominator for diluted earnings per share
            Adjusted weighted average shares
            outstanding and assumed conversions ...      31,833,000      32,278,000

Basic earnings per share ..........................     $      0.30     $      0.28

Diluted earnings per share ........................     $      0.30     $      0.27

Segment Information
-------------------

The Company has identified two segements: IT Services and Products. Segment information for revenues and operating income (which consists of income before income taxes, excluding net interest income and amortization of intangibles) consisted of the following:

                                                            Three Months
                                                           Ended March 31,
                                                      -------------------------
                                                        1999              1998
Revenue
         IT Services ......................           132,066           107,974
         Products .........................             6,075             3,538
         Corporate and other ..............              --                --
TOTAL .....................................           138,141           111,512

Operating Income
         IT Services ......................            15,979            15,371
         Products
          (excluding one time merger related
           expenses in 1998)...............             1,501               688
         Corporate and other ..............              --                 (90)
TOTAL .....................................            17,480            15,969

Subsequent Events
-----------------

        At the Company's annual meeting of shareholders on May 5, 1999, the shareholders approved the creation of an employee stock purchase plan. The plan, which qualifies under section 423 of the Internal Revenue Service Code, allows employees to purchase shares of the Company's common stock through periodic payroll deductions.

        On May 10, 1999, the Company acquired all the common stock of Integrated Computer Management ("ICM"), a New Jersey-based solutions company that provides technology consulting, packaged software integration, customer software development, systems integration and advanced learning solutions. The acquisition will be accounted for as a purchase.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 For the Quarters Ended March 31, 1999 and 1998


     Revenues. Revenues increased to $138.1 million in the first quarter of 1999 from $111.5 million in the first quarter of 1998, an increase of $26.6 million or 23.9%. Total IT Services revenues, including Year 2000 revenues, increased to $132.0 million in the first quarter of 1999 from $108.0 million in the first quarter of 1999, an increase of $24.0 million or 22.2%. IT Services revenues, excluding Year 2000 services, increased to $114.0 million in the first quarter of 1999 from $74.8 million in the first quarter of 1998, an increase of $39.2 million or 52.4%. Year 2000 services revenues decreased to $18.0 million in the first quarter of 1999 from $33.2 million in the first quarter of 1998, a decrease of $15.2 million or 45.8%. The Company's Year 2000 business accounted for 13% of total revenues in the first quarter of 1999 versus 30% of total revenues in the first quarter of 1998. The Company's product revenues increased to $6.1 million for the first quarter of 1999 from $3.5 million in the first quarter of 1998, an increase of $2.6 million or 74.3%.

    Direct Costs. Direct costs increased to $90.7 million in the first quarter of 1999 from $70.7 million in the first quarter of 1998. Gross margin decreased to 34.3% in the first quarter of 1999 from 36.6% in the first quarter of 1998. The decrease in gross margin was primarily due to stable margins in the Company's staffing business and a decrease in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel, and the mix of staffing versus solutions business during a particular quarter.

    Selling, General and Administrative. Selling, general and administrative expenses (excluding merger-related expenses) increased to $31.1 million in the first quarter of 1999 from $24.4 million in the first quarter of 1998, an increase of $6.7 million or 27.5%. As a percentage of revenues, selling, general and administrative expenses increased slightly to 22.5% of revenues in the first quarter of 1999 from 22.0% of revenues in the first quarter of 1998. The increase in dollars in selling, general and administrative expenses was primarily a result of salaries and commissions for additional sales and recruiting personnel and, to a lesser extent, growth in the Company's general and administrative infrastructure. In the first quarter of 1998, the Company incurred merger-related expenses of approximately $1.3 million, or 1.2% of revenues.

     Income from Operations. Operating margins decreased to 11.8% in the first quarter of 1999 from 13.4% in the first quarter of 1998. These decreases were primarily due to decreases in the Company's higher margin Year 2000 business. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

     Other Income. Other income decreased to $0.3 in the first quarter of 1999 from $1.2 million in the first quarter of 1998, a decrease of $0.9 million. This decrease was primarily the result of decreased interest income, due to the Company spending approximately $50.4 million to complete three acquisitions during the third quarter of 1998.

        Provision for Income Taxes. The effective tax rate for Federal, state and local income taxes was 42.5% and 46.8% for the first quarter of 1999 and 1998, respectively. The higher 1998 rate was primarily due to certain non-deductible merger-related expenses incurred during the quarter.

        Net Income. Net income increased to $9.5 million for the first quarter of 1999 from $8.6 million for the first quarter of 1998, an increase of $0.9 million or 10.5%. Net income per share (diluted) was $0.30 versus $0.27 for the first quarter of 1999 and 1998, respectively.

        Liquidity and Capital Resources. At March 31, 1999, the Company had $162.2 million in working capital, of which $25.1 million was cash, cash equivalents and short-term investments. There were no borrowings under its bank lines of credit.

        Net cash used by operating activities in the first three months of 1999 was $28.4 million, consisting primarily of an increase in accounts receivable, offset in part by net income. The increase in accounts receivable is due primarily to invoicing delays caused by a recent implementation of an internal ERP system. During the first three months of 1998, net cash provided by operating activities was $2.1 million, consisting primarily of net income, offset in part by an increase in accounts receivable, largely due to growth in the Company's solutions business.

         Net cash used in investing activities in the first three months of 1999 was $2.0 million, consisting primarily of the repurchase of 510,000 shares of the Company's common stock, as well as purchases of equipment, offset in part by sales of short-term investments. During the first three months of 1998, net cash used in investing activities was $11.8 million, consisting of purchases of short-term investments and equipment purchases.

         Net cash provided by financing activities in the first three months of 1999 was $1.2 million consisting primarily of cash received from the exercise of stock options. Net cash provided by financing activities was $0.2 million for the first three months of 1998, as proceeds received from stock option exercises exceeded the amount of repayment of long-term debt.

         At March 31, 1999, the Company had a current ratio position of 4.8 to 1, no long-term debt and no outstanding borrowings under its two unsecured lines of credit. The Company believes that its cash and cash equivalents and short-term investments, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 1999.

         Year 2000

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation.

        The assessment phase included an examination of all systems that could be significantly affected by the Year 2000. With the completion of this phase, it was concluded that many of the Company's significant information technology systems could be affected, particularly in the time capture and billing areas.

Concurrently, a review was being conducted to select a new accounting/information system to support the future growth of the Company. As a result, as part of the remediation phase, the Company chose a new system that addressed, among other areas, Year 2000 compliance. Following extensive testing procedures, including Year 2000 compliance, the new system was implemented in late 1998. Subsidiaries operating with independent accounting/information systems are already compliant or will transfer financial operations to the Company's core business system by the Year 2000.

         The Company has utilized both internal and external resources to implement the new accounting/information system. The total cost of the project is estimated at $6.8 million, of which approximately $6.0 million will be capitalized. The project is being funded through operating cash flows.

         The Company has queried and continues to monitor Year 2000 compliance of all significant outside vendors and service providers. To date, the Company is not aware of any outside vendor with a Year 2000 issue that would materially impact the Company's results of operations. However, the Company has no means of ensuring that external vendors will be Year 2000 ready. The inability of external vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

        As described above, the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, there is no guarantee that possible "worst case" Year 2000 issues of outside vendors, suppliers and customers would not impact the Company. In addition, disruptions in the economy generally resulting from Year 2000 issues could adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies.

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

                            PART II Other Information



Item 6.

         b) One report on Form 8-K has been filed during the quarter for which this report is filed. This form was filed on March 17, 1999 to restate certain financial schedules of the Company's 1997 Form 10-K filing, pursuant to the Company's acquisition of Spargo Consulting, PLC in June, 1998.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMPUTER HORIZONS CORP.
                                         (Registrant)



DATE:       May 14, 1999             /s/John J. Cassese
            ------------             ------------------
                                     John J. Cassese, Chairman of the Board
                                     and President


DATE:       May 14, 1999             /s/William J. Murphy
            ------------             ---------------------
                                     William J. Murphy, Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


DATE:       May 14, 1999             /s/Michael J. Shea
            ------------             -------------------
                                     Michael J. Shea
                                     Vice President and Controller
                                     (Principal Accounting Officer)