Form 10-Q
period 1999-06-30
COMPUTER HORIZONS CORP
filed 1999-08-16
CIK 23019

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  --------------------------------------------


     For Quarter Ended June 30, 1999    Commission File Number 0-7282
                       -------------                           ------

                             COMPUTER HORIZONS CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               New York                           13-2638902
               --------                           ----------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification Number)

         49 Old Bloomfield Avenue, Mountain Lakes, New Jersey 07046-1495
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (973) 299-4000
                                                           --------------

                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               X
                               -
                              Yes                 No

As of August 10, 1999 the issuer had 30,695,172 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.

                                      Index

                                                                                 Page No.
Part I      Financial Information

                        Consolidated Balance Sheets
                        June 30, 1999 and December 31, 1998                         3

                        Consolidated Statements of Income
                        Three Months and Six Months Ended
                        June 30, 1999 and June 29, 1998                             4

                        Condensed Consolidated Statements of
                        Cash Flows  -  Six Months Ended
                        June 30, 1999 and June 29, 1998                             5

                        Notes to Consolidated Financial Statements                  6

                        Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                                  10

Part II                 Other Information                                           13

                        Signatures                                                  13

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                          June 30,                December 31,
                                                                            1999                      1998
                                                                                  (dollars in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $19,755                   $51,796
  Short term investments                                                      2,450                    11,259
  Accounts receivable, net of allowance for doubtful
    accounts of $5,284,000 and $3,209,000 at June 30, 1999
    and December 31, 1998, respectively                                     175,793                   135,447
  Deferred income tax benefit                                                 6,254                     4,987
  Other                                                                       3,584                     2,049
                                                                              -----                     -----
          TOTAL CURRENT ASSETS                                              207,836                   205,538

PROPERTY AND EQUIPMENT                                                       32,157                    26,469
  Less accumulated depreciation                                              10,922                    11,141
                                                                             ------                    ------
                                                                             21,235                    15,328

OTHER ASSETS - NET:
  Goodwill                                                                   89,694                    66,315
  Deferred income tax benefit                                                 1,639                     1,348
  Other                                                                       8,061                     7,523
                                                                              -----                     -----
          TOTAL OTHER ASSETS                                                 99,394                    75,186

TOTAL ASSETS                                                               $328,465                  $296,052
                                                                      ==============          ================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                                                   $ 20,014                     -
  Accrued payroll, payroll taxes and benefits                                25,342                  $ 24,262
  Accounts payable                                                            3,585                     5,258
  Income taxes payable                                                        2,207                     6,437
  Other accrued expenses                                                      8,165                    10,821
                                                                              -----                    ------
          TOTAL CURRENT LIABILITIES                                          59,313                    46,778

LONG-TERM DEBT                                                                4,348                     -

OTHER LIABILITIES                                                             7,696                     2,740

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
  Common stock, $.10 par, authorized 100,000,000 shares;
    issued 32,351,580 shares at June 30, 1999 and
    December 31, 1998                                                         3,235                     3,235
  Additional paid-in capital                                                128,818                   128,821
  Accumulated comprehensive income                                             -593                      -762
  Retained earnings                                                         141,675                   123,943
                                                                            -------                   -------
                                                                            273,135                   255,237
  Less shares held in treasury, at cost; 1,656,408 shares and
    1,061,662 shares at June 30, 1999 and
    December 31, 1998, respectively                                          16,027                     8,703
                                                                             ------                     -----
          TOTAL SHAREHOLDERS' EQUITY                                        257,108                   246,534


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $328,465                  $296,052
                                                                      ==============          ================

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                 JUNE 30, 1999                                  JUNE 29, 1998
                                                                        (dollars in thousands, except per share data)
REVENUES:
    IT Services                                         $133,716               93.6%                   $118,144              95.5%
    Products                                               9,158                6.4%                      5,592               4.5%
                                                           -----                ----                      -----               ----

                                                         142,874              100.0%                    123,736             100.0%

COSTS AND EXPENSES:
     Direct costs - Services                              93,810               65.7%                     78,702              63.6%
     Direct costs - Products                               2,020                1.4%                        918               0.7%
     Selling, general and
        administrative                                    34,684               24.3%                     26,244              21.2%
    Merger-related expenses                                    0                0.0%                      2,209               1.8%
                                                               -                ----                      -----               ----

                                                         130,514               91.3%                    108,073              87.3%

INCOME FROM OPERATIONS                                    12,360                8.7%                     15,663              12.7%

OTHER INCOME (expense):
     Interest income                                         363                0.3%                      1,542               1.2%
     Interest expense                                       -239               -0.2%                        -16               0.0%
     Equity in Joint Venture net earnings (loss)               0                0.0%                          0               0.0%
                                                               -                ----                          -               ----

                                                             124                0.1%                      1,526               1.2%

INCOME BEFORE INCOME TAXES                                12,484                8.7%                     17,189              13.9%

INCOME TAXES:
     Current                                               5,909                4.1%                      8,346               6.7%
     Deferred                                               -666               -0.5%                       -693              -0.6%
                                                            ----               -----                       ----              -----
                                                           5,243                3.7%                      7,653               6.2%

NET INCOME                                                $7,241                5.1%                     $9,536               7.7%


EARNINGS PER SHARE:
    Basic                                                  $0.24                                          $0.31
    Diluted                                                $0.23                                          $0.30


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                                             30,515,000                                     30,827,000
    Diluted                                           31,323,000                                     32,214,000

                                                                                      SIX MONTHS ENDED
                                                                 JUNE 30, 1999                                  JUNE 29, 1998
                                                                        (dollars in thousands, except per share data)
REVENUES:
    IT Services                                         $265,782               94.6%                    $226,117               96.1%
    Products                                              15,233                5.4%                       9,130                3.9%
                                                          ------                ----                       -----                ----

                                                         281,015              100.0%                     235,247              100.0%

COSTS AND EXPENSES:
     Direct costs - Services                             183,490               65.3%                     148,854               63.3%
     Direct costs - Products                               3,060                1.1%                       1,511                0.6%
     Selling, general and
        administrative                                    65,817               23.4%                      50,683               21.5%
    Merger-related expenses                                    0                0.0%                       3,537                1.5%
                                                               -                ----                       -----                ----

                                                         252,367               89.8%                     204,585               87.0%

INCOME FROM OPERATIONS                                    28,648               10.2%                      30,662               13.0%

OTHER INCOME (expense):
     Interest income                                         801                0.3%                       2,875                1.2%
     Interest expense                                       -411               -0.1%                         -16                0.0%
     Equity in Joint Venture net earnings (loss)               0                0.0%                         -90                0.0%
                                                               -                ----                         ---                ----

                                                             390                0.1%                       2,769                1.2%

INCOME BEFORE INCOME TAXES                                29,038               10.3%                      33,431               14.5%

INCOME TAXES:
     Current                                              13,837                4.9%                      16,276                6.9%
     Deferred                                             -1,559               -0.6%                      -1,017               -0.4%
                                                          ------               -----                       -----               -----
                                                          12,278                4.4%                      15,259                6.5%

NET INCOME                                               $16,760                6.0%                     $18,172                7.7%


EARNINGS PER SHARE:
    Basic                                                  $0.54                                           $0.59
    Diluted                                                $0.53                                           $0.56


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                                             30,868,000                                      30,771,500
    Diluted                                           31,578,000                                      32,246,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                              Six Months Ended
                                                                       June 30               June 29
                                                                        1999                  1998
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                   $(24,305)              $ 4,082
                                                                     ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales/(Purchases) of short-term investments                            8,809               (17,636)
   Purchases of property and equipment                                   (8,095)               (4,940)
   Acquisitions, net of cash                                            (14,100)
   (Increase) decrease in other assets                                     (538)                 (586)
   Repurchase of common stock                                           (11,604)                  -
                                                                     ----------            ----------
                                                                        (25,528)              (23,162)
                                                                     ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase/(decrease) in borrowings                                     16,362                (1,432)
   Dividends paid                                                             -                  (773)
   Stock options exercised                                                1,261                 2,865
                                                                     ----------            ----------
                                                                         17,623                   660
                                                                     ----------            ----------
   Foreign currency gain                                                    169                   -
                                                                     ----------            ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                               (32,041)              (18,420)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           51,796                92,087
                                                                     ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 19,755               $73,667
                                                                     ===========           ===========
DETAILS OF ACQUISITIONS:
   Fair value of assets                                                  18,548
   Liabilities                                                           (4,991)
                                                                     ----------
   Cash paid for acquisitions                                            13,557

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Quarters Ended June 30, 1999 and June 29, 1998

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

     On June 1, 1999, the Company acquired the software products, intellectual property rights and certain other assets of SELECT Software Tools plc ("Select"), a London-based software firm, for approximately $8 million cash plus the assumption of certain liabilities. The acquisition was accounted for as a purchase. The cost of the purchased software and other intangibles approximates $12 million, and is being amortized to operations over a five year period.

     On May 10, 1999, the Company acquired all the common stock of Integrated Computer Management ("ICM"), a New Jersey-based solutions company that provides technology consulting, packaged software integration, customer software development, systems integration and advanced learning solutions, for stock, cash and promissory notes totaling approximately $16 million. The acquisition was accounted for as a purchase. The resulting goodwill of approximately $14 million is being amortized to operations over a 20 year period.

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

     In accordance with SFAS No.128, the table below presents both basic and diluted earnings per share:

                                                                          Six Months Ended
                                                                   June 30,               June 29,
                                                                     1999                   1998
Numerator:
            Net income (in thousands)                                $16,760                $18,172

Denominator:
            Denominator for basic earnings per share
               Weighted average shares outstanding                30,868,000             30,770,500

Effect of stock options                                              710,000              1,475,500

Dilutive potential earnings per share:
            Denominator for diluted earnings per share
               Adjusted weighted average shares
               outstanding and assumed conversions                31,578,000             32,246,000

Basic earnings per share                                             $0.54                  $0.59

Diluted earnings per share                                           $0.53                  $0.56

     Segment Information: The Company has identified two segments: IT Services and Products. Segment information for revenues and operating income (which consists of income before income taxes, excluding net interest income and amortization of intangibles) consisted of the following:

                                                                          Six Months Ended
                                                                  June 30,               June 29,
                                                                    1999                   1998
                                                                    ----                   ----
Revenue
            IT Services                                          $265,782               $226,117
            Products                                               15,233                  9,130
            Corporate and other                                      --                     --
TOTAL                                                             281,015                235,247

Operating Income
            IT Services                                            27,862                 29,085
            Products (excluding one time merger
                        related expenses in 1998)                   3,498                  2,398
            Corporate and other                                      --                      (90)
TOTAL                                                            $ 31,360               $ 31,393

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             For the Quarters Ended June 30, 1999 and June 29, 1998

     Revenues. Revenues increased to $142.9 million in the second quarter of 1999 from $123.7 million in the second quarter of 1998, an increase of $19.2 million or 15.5%. Staffing revenues increased to $77.2 million in the second quarter of 1999 from $62.6 million in the second quarter of 1998, an increase of $14.6 million or 23.3%. Total solutions revenues, including Year 2000 revenues, increased to $56.0 million in the second quarter of 1999 from $55.6 million in the second quarter of 1998, an increase of $0.4 million or 0.7%. Year 2000 services revenues decreased to $14.8 million in the second quarter of 1999 from $36.6 million in the second quarter of 1998, a decrease of $21.8 million. The Company's Year 2000 business accounted for 10.4% of total revenues in the second quarter of 1999 versus 29.5% of total revenues in the second quarter of 1998. As anticipated, the sharp decline in Year 2000 business is reflective of the completion of code remediation assignments for major customers. This trend is expected to continue for the remainder of 1999. Solutions revenues, excluding Year 2000 services, increased to $41.2 million in the second quarter of 1999 from $19.0 million in the second quarter of 1998, an increase of $22.2 million. Product revenues increased to $9.2 million for the second quarter of 1999 from $5.6 million in the second quarter of 1998, an increase of $3.6 million or 64.3%

Revenues increased to $281.0 million in the first six months of 1999 from $235.2 million in the first six months of 1998, an increase of $45.8 million or 19.5%. Staffing revenues increased to $154.4 million in the first six months of 1999 from $121.1 million in the first six months of 1998, an increase of $33.3 million or 27.5%. Total solutions revenues, including Year 2000 revenues, increased to $109.4 million in the first six months of 1999 from $105.0 million in the first six months of 1998, an increase of $4.4 million or 4.2%. Year 2000 services revenues decreased to $32.8 million in the first six months of 1999 from $69.8 million in the first six months of 1998, a decrease of $37.0 million or 53.0%. The Company's Year 2000 business accounted for 11.7% of total revenues in the first six months of 1999 versus 29.7% of total revenues in the first six months of 1998. Solutions revenues, excluding Year 2000 services, increased to $76.6 million in the first six months of 1999 from $35.2 million in the first six months of 1998, an increase of $41.4 million. Product revenues increased to $15.2 million in the first six months of 1999 from $9.1 million in the first six months of 1998, an increase of $6.1 million or 67.0%.

     Direct Costs. Direct costs increased to $95.8 million and $186.6 million in the second quarter and first six months of 1999, respectively, from $79.6 million and $150.4 million in the comparable 1998 periods. Gross margin decreased to 32.9% and 33.6% in the second quarter and first six months of 1999, respectively, from 35.7% and 36.1% in the second quarter and first six months of 1998, respectively. The decrease in gross margin was primarily due to stable margins in the Company's staffing business and a decrease in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel, and the mix of staffing versus solutions business during a particular quarter.

     Selling, General and Administrative. Selling, general and administrative expenses (excluding merger-related expenses) increased to $34.7 million and $65.8 million in the second quarter and first six months of 1999, respectively, from $26.2 million and $50.7 million in the comparable 1998 periods. As a percentage of revenues, selling, general and administrative expenses increased to 24.3% of revenues and 23.4% of revenues in the second quarter and first six months of 1999, respectively, from 21.2% of revenues and 21.5% of revenues in the comparable 1998 periods. The increase in selling, general and administrative expenses was primarily a result of salaries and commissions for additional sales and recruiting personnel and, to a lesser extent, growth in the Company's general and administrative infrastructure. The Company incurred merger-related expenses of approximately $2.2 million and $3.5 million in the second quarter and first six months of 1998, respectively.

     Income from Operations. Operating margins decreased to 8.7% and 10.2% in the second quarter and first six months of 1999, respectively, from 12.7% and 13.0% in the comparable 1998 periods. These decreases were primarily due to decreases in the Company's higher margin Year 2000 business, partially offset by merger-related expenses in 1998. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

     Other Income. Other income decreased to $0.1 million and $0.4 million in the second quarter and first six months of 1999, respectively, from $1.5 million and $2.8 million in the comparable 1998 periods. This decrease was primarily the result of decreased interest income. The Company completed several acquisitions during the second half of 1998 and first half of 1999 which decreased cash available for investment.

     Provision for Income Taxes. The effective tax rates for Federal, state and local income taxes were 42.0% and 42.3% for the second quarter and first six months of 1999, respectively. For the comparable 1998 periods, the rates were 44.5% and 45.6%, respectively. The decrease in the 1999 rates was primarily due to the inclusion of certain non-deductible merger-related expenses in 1998 operating results.

     Net Income. Net income decreased to $7.2 million, or $0.23 per share (diluted) for the second quarter of 1999, from $9.5 million, or $0.30 per share (diluted) for the second quarter of 1998, a decrease of $2.3 million or 24.2%. For the first six months of 1999, net income decreased to $16.8 million, or $0.53 per share (diluted), from $18.2 million, or $0.57 per share (diluted) for the first six months of 1998.

     Liquidity and Capital Resources. At June 30, 1999, the Company had $148.5 million in working capital, of which $22.2 million was cash, cash equivalents and short-term investments. There was a $15 million borrowing outstanding against one of the Company's bank lines of credit.

     Net cash used by operating activities in the first six months of 1999 was $24.3 million, consisting primarily of an increase in accounts receivable, partially offset by net income. During the first six months of 1998, net cash provided by operating activities was $4.1 million, consisting primarily of net income, offset in part by an increase in accounts receivable. The significant increase in accounts receivable during the first six months of 1999 was a temporary condition caused by delays in billing to customers, resulting from the implementation of an enterprise-wide information system. The Company expects its investment in receivables to be normalized in the second half of 1999.

Net cash used in investing activities in the first six months of 1999 was $25.5 million, consisting primarily of the funds used to complete the acquisitions of Select products and ICM, as well as the Company's repurchase of approximately 1,015,000 shares of common stock. During the first six months of 1998, cash used in investing activities was $23.2 million, primarily as a result of the purchases of short-term investments, as well as equipment purchases.

       Net cash provided by financing activities was $17.6 million for the first six months of 1999, primarily consisting of borrowings against the Company's line of credit. For the first six months of 1998, net cash provided by financing activities was $0.7 million, consisting of cash received from stock option exercises, reduced by a scheduled repayment of long term debt and the payment by Spargo of dividends to its shareholders.

       At June 30, 1999, the Company had a current ratio position of 3.5 to 1. The Company believes that its cash and cash equivalents and short-term investments, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 1999.

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

       The assessment phase included an examination of all systems that could be significantly affected by the Year 2000. With the completion of this phase, it was concluded that many of the Company's significant information technology systems could be affected, particularly in the time capture and billing areas. Concurrently, a review was being conducted to select a new accounting/information system to support the future growth of the Company. As a result, as part of the remediation phase, the Company chose a new system that addressed, among other areas, Year 2000 compliance. Following extensive testing procedures, including Year 2000 compliance, the new system was implemented in late 1998. Subsidiaries operating with independent accounting/information systems are already compliant or will transfer financial operations to the Company's core business system during the fourth quarter of 1999.

       The Company has utilized both internal and external resources to implement the new accounting/information system. The total cost of the project was approximately $9 million, of which approximately $8 million was capitalized. The project was funded through operating cash flows.

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

                            PART II Other Information

Item 6.

       b) One report on Form 8-K was filed during the quarter for which this report is filed. This form was filed on July 15, 1999, in connection with the Company's declaration of a stock purchase right dividend distribution.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  COMPUTER HORIZONS CORP.
                                                  -----------------------
                                                       (Registrant)

DATE:       August 11, 1999                       /s/    John J. Cassese
            ---------------                       ----------------------
                                                  John J. Cassese
                                                  Chairman of the Board and
                                                  President

DATE:       August 11, 1999                       /s/    William J. Murphy
            ---------------                       ------------------------
                                                  William J. Murphy
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

DATE:       August 11, 1999                       /s/    Michael J. Shea
            ---------------                       ----------------------
                                                  Michael J. Shea
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)