Form 10-Q
period 1999-09-30
COMPUTER HORIZONS CORP
filed 1999-11-15
CIK 23019

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


      For Quarter Ended September 30, 1999   Commission File Number 0-7282


                             COMPUTER HORIZONS CORP.
             (Exact name of registrant as specified in its charter)


           New York                                          13-2638902
 (State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification Number)

         49 Old Bloomfield Avenue, Mountain Lakes, New Jersey 07046-1495
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (973) 299-4000

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             /X/
                             Yes               No

As of November 15, 1999 the issuer had 31,165,193 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index


                                                                                   Page No.

         Part I   Financial Information

                           Consolidated Balance Sheets
                           September 30, 1999 and December 31, 1998                     3

                           Consolidated Statements of Income (Loss)
                           Three Months and Nine Months Ended
                           September 30, 1999 and September 28, 1998                    4

                           Condensed Consolidated Statements of
                           Cash Flows  -  Nine Months Ended
                           September 30, 1999 and September 28, 1998                    5

                           Notes to Consolidated Financial Statements                   6

                           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                   9

         Part II           Other Information                                           13

                           Signatures                                                  13

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands)
      (unaudited)

                                                                                 Sept. 30,           December 31,
                                                                                   1999                  1998
                                                                                -----------          ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  6,622              $  51,796
  Short term investments                                                            1,046                 11,259
  Accounts receivable, net of allowance for doubtful
    accounts of $5,508,000 and $3,209,000 at September
    30, 1999 and December 31, 1998, respectively                                  185,777                135,447
  Deferred income tax benefit                                                       7,619                  4,987
  Prepaid Income Taxes                                                              5,801                     --
  Other                                                                             4,561                  2,049
                                                                                ---------              ---------
          TOTAL CURRENT ASSETS                                                    211,426                205,538
                                                                                ---------              ---------

PROPERTY AND EQUIPMENT                                                             42,706                 26,469
  Less accumulated depreciation                                                   (17,508)               (11,141)
                                                                                ---------              ---------
                                                                                   25,198                 15,328
                                                                                ---------              ---------

OTHER ASSETS - NET:
  Goodwill                                                                         78,047                 66,315
  Deferred income tax benefit                                                       1,794                  1,348
  Other                                                                            14,060                  7,523
                                                                                ---------              ---------
          TOTAL OTHER ASSETS                                                       93,901                 75,186
                                                                                ---------              ---------

TOTAL ASSETS                                                                    $ 330,525              $ 296,052
                                                                                =========              =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                                                        $  14,546                     --
  Accrued payroll, payroll taxes and benefits                                      19,366                 24,262
  Accounts payable                                                                 11,399                  5,258
  Income taxes payable                                                                 --                  6,437
  Other accrued expenses                                                           22,019                 10,821
                                                                                ---------              ---------
          TOTAL CURRENT LIABILITIES                                                67,330                 46,778
                                                                                ---------              ---------

LONG-TERM DEBT                                                                      4,326                     --
                                                                                ---------              ---------

OTHER LIABILITIES                                                                   5,935                  2,740
                                                                                ---------              ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
    Common stock, $.10 par, authorized 100,000,000 shares;
    issued 32,601,580 shares at September 30, 1999
    and 32,351,580 shares at December 31, 1998 respectively                         3,261                  3,235
  Additional paid-in capital                                                      132,128                128,821
  Accumulated comprehensive income                                                   (165)                  (762)
  Retained earnings                                                               137,599                123,943
                                                                                ---------              ---------
                                                                                  272,823                255,237
                                                                                ---------              ---------
  Less shares held in treasury, at cost; 1,951,586 shares
    and 1,061,662 shares at September 30, 1999 and
    December 31, 1998, respectively                                               (19,889)                (8,703)
                                                                                ---------              ---------
          TOTAL SHAREHOLDERS' EQUITY                                              252,934                246,534
                                                                                ---------              ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 330,525              $ 296,052
                                                                                =========              =========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(dollars in thousands, except per share data)


                                                                                 THREE MONTHS ENDED
                                                     ------------------------------------------------------------------------
                                                               September 30, 1999                   September 28, 1998
                                                     ---------------------------------      ---------------------------------

REVENUES:
    IT Services                                      $    109,795                 81.3%     $    126,233                 92.4%
    E-Solutions Group                                      25,266                 18.7%           10,400                  7.6%
                                                     ------------       --------------      ------------       --------------

                                                          135,061                100.0%          136,633                100.0%
                                                     ------------       --------------      ------------       --------------

COSTS AND EXPENSES:
     Direct costs - Services                               83,247                 61.6%           83,027                 60.8%
     Direct costs - E-Solutions Group                      11,770                  8.7%            3,560                  2.6%
     Selling, general and administrative                   33,833                 25.1%           28,075                 20.5%
     Restructuring charges                                  6,355                  4.7%               --                  0.0%
     Amortization of intangibles                            1,629                  1.2%            1,052                  0.8%
     Merger-related expenses                                   --                  0.0%              735                  0.5%
                                                     ------------       --------------      ------------       --------------

                                                          136,834                101.3%          116,449                 85.2%
                                                     ------------       --------------      ------------       --------------

INCOME  / (LOSS) FROM OPERATIONS                           (1,773)                -1.3%           20,184                 14.8%
                                                     ------------       --------------      ------------       --------------

OTHER INCOME (EXPENSE):
     Interest income                                          133                  0.1%            1,011                  0.7%
     Interest expense                                        (365)                -0.3%              (60)                 0.0%
     Equity in Joint Venture net earnings (loss)               --                  0.0%               --                  0.0%
                                                     ------------       --------------      ------------       --------------

                                                             (232)                -0.2%              951                  0.7%
                                                     ------------       --------------      ------------       --------------

INCOME / (LOSS) BEFORE INCOME TAXES                        (2,005)                -1.5%           21,135                 15.5%
                                                     ------------       --------------      ------------       --------------

INCOME (BENEFIT) / TAXES:
     Current                                                  677                  0.5%           10,149                  7.4%
     Deferred                                              (1,519)                -1.1%             (833)                -0.6%
                                                     ------------       --------------      ------------       --------------
                                                             (842)                -0.6%            9,316                  6.8%
                                                     ------------       --------------      ------------       --------------


NET INCOME / (LOSS)                                        (1,163)                -0.9%           11,819                  8.7%
                                                     ============       ==============      ============       ==============


EARNINGS / (LOSS) PER SHARE:
    Basic                                            $      (0.04)                          $       0.38
                                                     ============                           ============
    Diluted                                          $      (0.04)                          $       0.37
                                                     ============                           ============


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                                              30,679,000                             30,960,000
                                                     ============                           ============
    Diluted                                            30,679,000                             32,209,000
                                                     ============                           ============


                                                                                   NINE MONTHS ENDED
                                                       ------------------------------------------------------------------------
                                                                September 30, 1999                     September 28, 1998
                                                       ---------------------------------      ---------------------------------

REVENUES:
    IT Services                                        $    355,958                 85.6%     $    352,380                 94.8%
    E-Solutions Group                                        60,118                 14.4%           19,500                  5.2%
                                                       ------------       --------------      ------------       --------------

                                                            416,076                100.0%          371,880                100.0%
                                                       ------------       --------------      ------------       --------------

COSTS AND EXPENSES:
     Direct costs - Services                                253,766                 61.0%          231,881                 62.3%
     Direct costs - E-Solutions Group                        27,801                  6.7%            5,071                  1.4%
     Selling, general and administrative                     96,939                 23.3%           78,025                 21.0%
     Restructuring Charges                                    6,355                  1.5%               --                  0.0%
     Amortization of intangibles                              4,341                  1.0%            1,785                  0.5%
     Merger-related expenses                                     --                  0.0%            4,272                  1.1%
                                                       ------------       --------------      ------------       --------------

                                                            389,202                 93.5%          321,034                 86.3%
                                                       ------------       --------------      ------------       --------------

INCOME / (LOSS) FROM OPERATIONS                              26,874                  6.5%           50,846                 13.7%
                                                       ------------       --------------      ------------       --------------

OTHER INCOME (EXPENSE):
     Interest income                                            934                  0.2%            3,886                  1.0%
     Interest expense                                          (775)                -0.2%              (76)                 0.0%
     Equity in Joint Venture net earnings (loss)                 --                  0.0%              (90)                 0.0%
                                                       ------------       --------------      ------------       --------------

                                                                159                  0.0%            3,720                  1.0%
                                                       ------------       --------------      ------------       --------------

INCOME / (LOSS) BEFORE INCOME TAXES                          27,033                  6.5%           54,566                 14.7%
                                                       ------------       --------------      ------------       --------------

INCOME (BENEFIT) / TAXES:
     Current                                                 14,514                  3.5%           26,426                  7.1%
     Deferred                                                (3,078)                -0.7%           (1,852)                -0.5%
                                                       ------------       --------------      ------------       --------------
                                                             11,436                  2.8%           24,574                  6.6%
                                                       ------------       --------------      ------------       --------------


NET INCOME / (LOSS)                                          15,597                  3.7%           29,992                  8.1%
                                                       ============       ==============      ============       ==============


EARNINGS / (LOSS) PER SHARE:
    Basic                                              $       0.51                          $       0.97
                                                       ============                          ============
    Diluted                                            $       0.50                          $       0.93
                                                       ============                          ============


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                                                30,805,000                            30,834,000
                                                       ============                          ============
    Diluted                                              31,488,000                            32,234,000
                                                       ============                          ============




Note: Certain reclassifications have been made to the prior periods to conform to the 1999 presentation.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                          Nine Months Ended
                                                                       ------------------------
                                                                       Sept. 30,       Sept. 28,
                                                                         1999            1998
                                                                       --------        --------

CASH FLOWS (USED IN)/PROVIDED BY
OPERATING ACTIVITIES                                                   $(25,084)       $ 12,220
                                                                       --------        --------

CASH FLOWS (USED IN)/PROVIDED BY
INVESTING ACTIVITIES
   Sales of short-term investments                                       10,213           1,197
   Purchases of property and equipment                                  (14,061)         (6,299)
   Acquisitions, net of cash                                             (4,858)        (47,344)
   (Increase) decrease in other assets                                  (11,129)            169
                                                                       --------        --------
                                                                        (19,835)        (52,277)
                                                                       --------        --------

CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES
   Increase/(decrease) in borrowings                                     10,546          (1,432)
   Long-term debt                                                           326              --
   Dividends paid                                                            --            (773)
   Repurchase of common stock                                           (12,801)             --
   Stock options exercised                                                1,077           3,038
                                                                       --------        --------
                                                                           (852)            833
                                                                       --------        --------
   Foreign currency gain                                                    597              --
                                                                       --------        --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                               (45,174)        (39,224)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           51,796          92,087
                                                                       --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  6,622        $ 52,863
                                                                       ========        ========

DETAILS OF ACQUISITIONS:
   Fair value of assets acquired, net of cash                          $ 19,105        $ 61,588
   Less liabilities assumed                                             (10,855)         (5,037)
   Less stock issued in connection
     with acquisitions                                                   (3,392)         (9,207)
                                                                       --------        --------
   Net cash paid for acquisitions                                      $  4,858        $ 47,344
                                                                       ========        ========

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the Quarters Ended September 30, 1999 and September 28, 1998


1.  BASIS OF PRESENTATION

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

2.  EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding except the three month period ended September 30, 1999 where the effect would have been antidilutive. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercised, based on the average price during the year.

In accordance with SFAS No. 128, the table below presents both basic and diluted earnings per share:


                                                      Three Months Ended                  Nine Months Ended
                                               September 30,    September 28,     September 30,     September 28,
                                                   1999              1998             1999              1998
                                               ------------------------------      -----------------------------
Numerator:
   Net income/(loss) (in thousands)              $    (1,163)     $    11,819       $    15,597       $    29,992
Denominator:
   Denominator for basic earnings per share
      Weighted average shares outstanding         30,679,000       30,960,000        30,805,000        30,834,000

Effect of stock options                                   --        1,249,000           683,000         1,400,000

Diluted potential earnings/(loss) per share:
   Denominator for diluted earnings per share
      Adjusted weighted average shares
      Outstanding and assumed conversions         30,679,000       32,209,000        31,488,000        32,234,000

Basic earnings/(loss) per share                  $     (0.04)     $      0.38       $      0.51       $      0.97

Diluted earnings/(loss) per share                $     (0.04)     $      0.37       $      0.50       $      0.93

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the Quarters Ended September 30, 1999 and September 28, 1998

The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 1999, there were 1,593,217 excluded options outstanding at September 30, 1999 with exercise prices of $12.92 to $28.13 per share. The computation of diluted earnings per share in 1998 excludes options with exercise prices greater than the average market price. During 1998, there were 581,975 excluded options outstanding at September 28, 1998 with exercise prices of $33.41 to $45.50 per share.

3.       SEGMENT INFORMATION

The Company has identified two segments: IT Services and E-Solutions Group. The IT Service segment consists largely of the professional services traditionally rendered by the Company and primarily related to legacy and client server environments. The E-Solutions Group consists of e-products, e-services and e-commerce components. Broadly defined, revenue is derived from product sales and services that enable customers to conduct business electronically. Segment information for revenues and operating income (which consists of income before income taxes, excluding interest income, interest expense, amortization of intangibles, restructuring charges and merger related expenses) consisted of the following:


                                     Nine Months Ended
                                September 30,   September 28,
                                    1999             1998
Revenue:
   IT Services                   $ 355,958        $ 352,380
   E-Solutions Group                60,118           19,500
   Corporate and other                  --               --
                                 ---------        ---------
TOTAL                              416,076          371,880
                                 ---------        ---------

Operating Income:
   IT Services                      35,006           51,632
   E-Solutions Group                 2,564            5,271
   Corporate and other                  --              (90)
                                 ---------        ---------

TOTAL                               37,570           56,813
                                 ---------        ---------
Assets:
   IT Services                     211,639          151,989
   E-Solutions Group                78,395           46,031
   Corporate and other              40,491           85,630
                                 ---------        ---------
TOTAL                              330,525          283,650
                                 ---------        ---------

4.       RESTRUCTURING CHARGES AND RETROACTIVE REBATE CHARGE

During the third quarter of 1999, the Company recorded a restructuring charge of $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as attendant reduction of related staff levels. This provision includes an accrued payment of approximately $4.5 million relating to future costs associated with continuing rent and severance commitments.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the Quarters Ended September 30, 1999 and September 28, 1998

In early September 1999, the Company's largest customer, responding to market conditions and competitive issues facing their business, requested the Company and other key IT suppliers, to voluntarily participate in an enterprise-wide retroactive rebate program. On September 13, 1999, the Company chose to participate in the rebate program, resulting in a one-time material charge to third quarter earnings of approximately $1.5 million or $0.03 per share. The rebate was recorded as a reduction of revenue. Based on information received from this customer, the program is not expected to continue into future periods.

5.       SUBSEQUENT EVENTS

On October 8, 1999, the Company announced that it plans to offer public ownership in two of its business units. Through two separate initial public offerings, the Company is planning to offer to the public early to mid-2000 next year approximately 20 percent ownership in each of its Princeton Softech and Network Services units.

On October 18, 1999, the Company acquired G. Triad Enterprises, Inc., a New Jersey based Internet/Intranet development firm, for approximately $14.5 million in cash and stock. The acquisition was accounted for as a purchase. The resulting goodwill of approximately $14 million is being amortized to operations over a 20 year period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        For the Quarters Ended September 30, 1999 and September 28, 1998


Revenues. Revenues decreased to $135.1 million in the third quarter of 1999 from $136.6 million in the third quarter of 1998, a decrease of $1.5 million or 1.1%. The E-Solutions Group increased to $25.3 million in the third quarter of 1999 from $10.4 million in the third quarter of 1998, an increase of $14.9 million or 143.3%. IT Services revenues, including Year 2000 revenues, decreased to $109.8 million in the third quarter of 1999 from $126.2 million in the third quarter of 1998, a decrease of $16.4 million or 13.0%. Year 2000 services revenues decreased to $8.2 million in the third quarter of 1999 from $36.9 million in the third quarter of 1998, a decrease of $28.7 million. The Company's Year 2000 business accounted for 6.1% of total revenues in the third quarter of 1999 versus 27.0% of total revenues in the third quarter of 1998. As anticipated, the decline in Year 2000 business is reflective of the completion of code remediation assignments for major customers. This trend is expected to continue for the remainder of 1999. IT Services revenues, excluding Year 2000 services, increased to $101.6 million in the third quarter of 1999 from $89.3 million in the third quarter of 1998, an increase of $12.3 million.

Revenues increased to $416.1 million in the first nine months of 1999 from $371.9 million in the first nine months of 1998, an increase of $44.2 million or 11.9%. The E-Solutions Group, increased to $60.1 million in the first nine months of 1999 from $19.5 million in the first nine months of 1998, an increase of $40.6 million or 208.2%. IT Services, including Year 2000 revenues, increased to $356.0 million in the first nine months of 1999 from $352.4 million in the first nine months of 1998, an increase of $3.6 million or 1.0%. Year 2000 services revenues decreased to $41.0 million in the first nine months of 1999 from $106.7 million in the first nine months of 1998, a decrease of $65.7 million or 61.6%. The Company's Year 2000 business accounted for 9.9% of total revenues in the first nine months of 1999 versus 28.7% of total revenues in the first nine months of 1998. IT Services revenues, excluding Year 2000 services, increased to $315.0 million in the first nine months of 1999 from $245.7 million in the first nine months of 1998, an increase of $69.3 million.

Direct Costs. Direct costs increased to $95.0 million and $281.6 million in the third quarter and first nine months of 1999, respectively, from $86.6 million and $237.0 million in the comparable 1998 periods. Gross margin decreased to 29.6% and 32.3% in the third quarter and first nine months of 1999, respectively, from 36.6% and 36.3% in the third quarter and first nine months of 1998, respectively. The decrease in gross margin was primarily due to a decrease in the Company's higher margin Year 2000 business and significant investments in the E-Solutions business during 1999. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        For the Quarters Ended September 30, 1999 and September 28, 1998

Selling, General and Administrative. Selling, general and administrative expenses (excluding restructuring charges and merger-related expenses) increased to $35.5 million and $101.3 million in the third quarter and first nine months of 1999, respectively, from $29.1 million and $79.8 million in the comparable 1998 periods. As a percentage of revenues, selling, general and administrative expenses increased to 26.3% of revenues and 24.3% of revenues in the third quarter and first nine months of 1999, respectively, from 21.3% of revenues and 21.5% of revenues in the comparable 1998 periods. During the third quarter of 1999, the Company recorded a restructuring charge of $6.4 million related to the realignment of its cost structure to focus on its E-Solutions strategy. The charge primarily related to the consolidating and closing of certain facilities, used generally for Year 2000 and other legacy related services, as well as attendant reductions of related staff levels. The Company incurred merger-related expenses of approximately $0.7 million and $4.3 million in the third quarter and first nine months of 1998, respectively.

Income from Operations. Operating margins, excluding the restructuring charges in 1999 and merger-related expenses in 1998, decreased to 3.4% and 8.0% in the third quarter and first nine months of 1999, respectively, from 15.3% and 14.8% in the comparable 1998 periods. These decreases were primarily due to decreases in the Company's higher margin Year 2000 business and investments in the E-Solutions business in 1999. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

Other Income/Expense. Other expense increased to $0.2 million in the third quarter of 1999 compared to other income of $1.0 million in the third quarter of 1998. Other income decreased to $0.2 million in the first nine months of 1999 from $3.7 million in the comparable 1998 period. This decrease in other income was primarily the result of decreased interest income. The Company completed several acquisitions during the second half of 1998 and first nine months of 1999 which decreased cash available for investment.

Provision for Income Taxes. The effective tax rates for Federal, state and local income taxes were 42.0% and 42.3% for the third quarter and first nine months of 1999, respectively. For the comparable 1998 periods, the rates were 44.1% and 45.0%, respectively. The decrease in the 1999 rates was primarily due to the inclusion of certain non-deductible merger-related expenses in 1998 operating results.

Net Income/Loss. Net loss for the third quarter of 1999 was $1.2 million, or $0.04 loss per diluted share compared to net income of $11.8 million, or $0.37 earnings per diluted share for the third quarter of 1998, a decrease of $13.0 million. For the first nine months of 1999, net income decreased to $15.6 million, or $0.50 earnings per diluted share, from $30.0 million, or $0.93 earnings per diluted share for the first nine months of 1998.

Liquidity and Capital Resources. At September 30, 1999, the Company had $144.1 million in working capital, of which $7.7 million was cash, cash equivalents and short-term investments. There was $10.0 million in borrowings outstanding against one of the Company's bank lines of credit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        For the Quarters Ended September 30, 1999 and September 28, 1998

Net cash used by operating activities in the first nine months of 1999 was $25.1 million, consisting primarily of an increase in accounts receivable, partially offset by net income. During the first nine months of 1998, net cash provided by operating activities was $12.2 million, consisting primarily of net income, offset in part by an increase in accounts receivable. The significant increase in accounts receivable during the first nine months of 1999 was primarily attributable to delays in billing to customers, resulting from the implementation of an enterprise-wide information system. The Company expects its investment in receivables to be normalized in the first quarter of 2000.

Net cash used in investing activities in the first nine months of 1999 was $19.8 million, consisting primarily of purchases of equipment. During the first nine months of 1998, cash used in investing activities was $52.3 million, primarily as a result of the cost of acquisitions.

Net cash used in financing activities was $0.9 million for the first nine months of 1999, primarily consisting of the repurchase of the Company's common stock offset by borrowings against the Company's line of credit. For the first nine months of 1998, net cash provided by financing activities was $0.8 million, consisting of cash received from stock option exercises, reduced by a scheduled repayment of long term debt and the payment by Spargo of dividends to its shareholders.

At September 30, 1999, the Company had a current ratio position of 3.1 to 1. The Company believes that its cash and cash equivalents and short-term investments, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 2000.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company's plan to resolve the Year 2000 issue has involved the following four phases: assessment, remediation, testing and implementation.

The assessment phase included an examination of all systems that could be significantly affected by the Year 2000. With the completion of this phase, it was concluded that many of the Company's significant information technology systems could be affected, particularly in the time capture and billing areas. Concurrently, a review was conducted to select a new accounting/information system to support the future growth of the Company. As a result, as part of the remediation phase, the Company chose a new system that addressed, among other areas, Year 2000 compliance. Following extensive testing procedures, including Year 2000 compliance, the new system was implemented in late 1998. Subsidiaries operating with independent accounting/information systems are already compliant or will transfer financial operations to the Company's core business system during the fourth quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        For the Quarters Ended September 30, 1999 and September 28, 1998

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

Certain Disclosures

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

                            PART II Other Information


Item 6.

         b) One report on Form 8-K was filed during the quarter for which this report is filed. This form was filed on July 15, 1999, in connection with the Company's declaration of a preferred stock purchase right dividend distribution.



                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 COMPUTER HORIZONS CORP.
                                                      (Registrant)



DATE:   November 15, 1999                         /s/    John J. Cassese
        ------------------                        ----------------------
                                                  John J. Cassese
                                                  Chairman of the Board and
                                                  President


DATE:   November 15, 1999                         /s/    William J. Murphy
        -------------------                       ------------------------
                                                  William J. Murphy
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


DATE:   November 15, 1999                         /s/    Michael J. Shea
        -------------------                       ----------------------
                                                  Michael J. Shea,
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)