Form 10-K
period 1999-12-31
COMPUTER HORIZONS CORP
filed 2000-03-30
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 28, 2000, was approximately $575,620,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 28, 2000: 33,152,206 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

               There is incorporated herein by reference the registrant's (i) Annual Report to Shareholders for the year ended December 3l, l999, in Part II of this Report and (ii) Proxy Statement for the 2000 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 7, 2000, in Part III hereof.

                                     PART I
Item 1.  Business

General

         The Company provides a wide range of information technology services and solutions to major corporations. Historically a professional services staffing firm, the Company has, over the past six years, developed the technological and managerial infrastructure to offer its clients value added service, e-business solutions, human resource e-procurement solutions, enterprise network management, software products, outsourcing, customer relationship management and knowledge transfer. The Company markets solutions to both existing and potential clients with the objective of becoming a preferred provider of comprehensive information technology services and solutions for such clients. The Company believes that the range of services and solutions that it offers, combined with its worldwide network of 50 offices and subsidiary organizations, provides it with significant competitive advantages in the information technology marketplace.

         The Company's clients primarily are Global 1000 companies with significant information technology budgets and recurring staffing or software development needs. In 1999, the Company provided information technology services to 785 clients. During 1999, the Company's largest client, AT&T, accounted for 7.4% of the Company's consolidated revenues. The Company's next largest client, Prudential, accounted for 7.0% of the Company's consolidated revenues with no other client accounting for more than 4.1% of such revenues.

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

         The Company offers a range of information technology services and solutions, which include (1) e-Business Solutions, (2) Consolidated Hiring Internet Management Efficiency System ("CHIMES"), (3) enterprise network management, (4) software products, (5) outsourcing, (6) professional services staffing, (7) knowledge transfer and (8) the solution for the millenium change.

         (1) e-Business Solutions: The Company has the capability to develop and implement open computer e-Business strategy, architecture, and engineering design, implementation and operational services. Such services include customer relationship management (CRM), project management, selection of viable systems platforms, creation of migration plans, development of customized software applications, and systems and database integrations. G. Triad Development Corp. ("G. Triad"), a wholly-owned subsidiary of the Company, provides comprehensive web application development and Internet- working solutions, as well as network engineering and server management. G. Triad's development practice specializes in information design. Windows NT systems administration, data driven web site development, systems integration project management and knowledge in ColdFusion.

         (2) CHIMES: As an electronic market-maker, CHIMES, Inc. ("CHIMES"), a wholly owned subsidiary of the Company, is a leading provider of e-Procurement Solutions for Human Resource Acquisition and Management. CHIMES' Centralized Vendor Management ("CVM") offering procures the top professionals on demand by utilizing proven supply chain management techniques. CVM manages the entire process, simplifying billing and timesheet administration, and coordinating the activities of all the customer's vendors. CHIMES uses scalable ISO 9002 compliant procedures and browser based software.

         (3) Enterprise Network Management: eB Networks, Inc., a wholly-owned subsidiary of the Company, specializes in building and implementing strategic network infrastructure to assist companies in achieving e Business objectives. EB Networks' service offerings include infrastructure architecture, enterprise management, security, operating systems integration and high availability internet.

         (4) Software Products: Princeton Softech, Inc. ("Princeton"), a wholly-owned subsidiary of the Company, is a software products and services company that delivers leveraging technologies for enterprise-scale e-Business solutions. Princeton's component-based development tools enable customers to synchronize IT and business objectives while moving at eSpeed through the application lifecycle. Princeton's eData distribution and management and intelligent archiving technologies allow organizations to optimize data availability and deploy application data to the point of best business leverage. Over 2,000 of the world's largest companies in more than 30 countries use Princeton's products and services.

         (5) Outsourcing: Spurred by global competition and rapid technological change, large companies, in particular, are downsizing and outsourcing for reasons ranging from cost reduction to capital asset improvement and from improved technology introduction to better strategic focus. In response to this trend, the Company has created a group of regional outsourcing centers with 24 hour/7day a week support, which are fully equipped with the latest technology and communications, as well as a complete staff that includes experienced project managers, technicians and operators. These professionals facilitate essential data functions including: applications development, systems maintenance, data network management, voice network administration and help desk operations.

         (6) Professional Services Staffing: Providing highly skilled software professionals to augment the internal information management staffs of major corporations remains the Company's primary business. The Company offers its clients centralized vendor management, supplying their staffing needs from among the Company's over 2,600 software professionals.

The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business.


         (7) Knowledge Transfer: The Company's Education Division offers custom-designed and/or existing training programs to enhance the competencies of client staff in specific technologies, languages, methodologies and applications. The prevailing focus of the Company is to assist clients through instructor-led, on-site training and consulting in the transition IT
organization   of  Global  1000   corporations.   To  support  these   changing
technologies, the Company has developed extensive curriculum offerings in Operating Systems, Mainframe Technology, Client/Server and Open Systems, Object Orientation, Application Development, Information Engineering, Internet /Intranet, and ERP packages.

         (8) Solution for the Millennium Change: The Company's Signature 2000 offering combines an internally developed proprietary software toolkit, skilled resources, proven methodologies, experienced project management, as well as significant millennium project experience. It analyzes, locates, reports on, and then restructures all programs and database definitions affected by the absence of a century date field to permit processing of dates after December 31, 1999. The solution is customized for each particular enterprise and deals with all collateral issues. In effect, Signature 2000 provides the Company with an opportunity to facilitate field expansion, and century data windowing, while simultaneously performing other systems upgrades such as language conversions and platform migrations. In addition, Signature 2000 provides the Company a fully integrated testing solution across all phases of the testing life cycle, including Testing Processes, Software Products and experienced management and technical resources. The Company also provides a workstations solution of the Year 2000, including Asset Management, assessment and correction of spreadsheets and databases, correction to the workstations clocks, and third-party vendor compliancy assessment.

Personnel

         As of December 3l, 1999, the Company had a staff of 4,149, of whom more
than  2,600  were  IT professionals.   The  Company  devotes  significant
resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

Competition

         The Company competes in the commercial information technology services market which is highly competitive and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies, facilities management and management information systems ("MIS") outsourcing companies, certain "Big Five" accounting firms, and general management consulting firms. The Company's competitors also include companies such as Andersen Consulting, Technology Solutions Corporation, Cambridge Technology Partners, Inc., Cap Gemini America, Business System Group, the consulting division of Computer Sciences Corporation, Analysts International Corp., CIBER, Inc., Computer Task Group Inc., and Keane Inc.

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

Item 2.   Properties

         The Company's Corporate and Financial Headquarters, as well as its Eastern Regional Office, comprising approximately 63,000 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey. The Mountain Lakes leases are for terms expiring December 31, 2002, at a current annual rental of approximately $1,500,000. As of December 3l, l999, the Company also maintained facilities in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee,
Texas, Washington and Washington D.C., as well as international operations located in Europe and Canada, with an aggregate of approximately 382,000 square feet. The leases for these facilities are at a current annual aggregate rental of approximately $6,000,000. These leases expire at various times with no lease commitment longer than December 31, 2009.

Item 3.   Legal Proceedings
         There are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
         None.

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


                                                                     PERIOD
NAME                   AGE                TITLE                  POSITION HELD
----                   ---                -----                  -------------

John J. Cassese         55         Chairman of the Board          1982 - Present
                                   and President
                                   Director                       1969 - Present

William J. Murphy       55         Executive Vice President       1997 - Present
                                   and CFO
                                   Director                       1999 - Present

Michael J. Shea         39         Controller                     1995 - Present
                                   Vice President                 1996 - Present

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         The information required by this item is contained under the caption "Market and Dividend Information" in the Company's Annual Report to Shareholders for the year ended December 3l, 1999, which material is incorporated by reference in this Form 10-K Annual Report.

Item 6.  Selected Financial Data
         The information required by this item is contained under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 3l, 1999, which material is incorporated by reference in this Form 10-K Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
        ------------------------------------------------------------------------

         The information required by this item is contained under the caption "Management's Discussion and Analysis" in the Company's Annual Report to
Shareholders for the year ended December 3l, 1999, which material is incorporated by reference in this Form 10-K Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information required by this item is contained under the caption "Management's Discussion and Analysis" in the Company's Annual Report to
Shareholders for the year ended December 3l, 1999, which material is incorporated by reference in this Form 10-K Annual Report.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The financial statements together with the report thereon by Grant Thornton LLP, Independent Certified Public Accountants, appearing in the Company's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference. Such information is listed in Item 14(a)1 of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

         There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

         (a) The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or before April 7, 2000 (the "2000 Proxy Statement").
         (b) The information called for by Item 10 with respect to executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Company".

Item 11.  Executive Compensation
          ----------------------

         The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
         None

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

         (a) 1. The following consolidated financial statements, appearing in the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

            - Consolidated balance sheets as of December 3l, 1999 and 1998

            - Consolidated statements of income for each of the three years in the period ended December 31, 1999

            - Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1999

            - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1999

            -  Notes to consolidated financial statements

            -  Report  of  independent   certified  public  accountants  on  the
               consolidated financial statements

       2. Schedule II - Valuation and qualifying accounts for the years ended December 31, 1999, 1998 and 1997.

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

                                   COMPUTER HORIZONS CORP.


Date: March 30, 2000               By:/s/John J. Cassese
                                      ------------------
                                      John J. Cassese, Chairman
                                      of the Board and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   COMPUTER HORIZONS CORP.


Date: March 30, 2000              By:/s/John J. Cassese
                                      ------------------
                                      John J. Cassese, Chairman
                                      of the Board and President
                                      (Principal Executive Officer) and Director

Date: March 30, 2000              By: /s/ William J. Murphy,
                                      ----------------------
                                      William J. Murphy,
                                      Executive Vice President and CFO
                                     (Principal Financial Officer) and Director

Date: March 30, 2000              By: /s/ Michael J. Shea
                                      -------------------
                                      Michael J. Shea
                                      Vice President and Controller
                                     (Principal Accounting Officer)

Date: March 30, 2000               By:/s/Thomas J. Berry
                                      ------------------
                                      Thomas J. Berry, Director


Date: March 30, 2000               By:/s/William M. Duncan
                                      -------------------
                                      William M. Duncan, Director


Date: March 30, 2000               By:/s/Rocco J. Marano
                                      ------------------
                                      Rocco J. Marano, Director


Date: March 30, 2000               By:/s/Earl Mason
                                      -------------
                                      Earl Mason, Director

                                  EXHIBIT INDEX

Exhibit      Description                           Incorporated by Reference to

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

3(a-5)       Certificate of Amendment dated        Exhibit 3(a-5) to Form 10K
             February 14, 1990 to Certificate      for the fiscal year ended
             of Incorporation.                     December 31, 1989.

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

4(f)         Amendment No. 3                       Exhibit 4.1 to Form 8-K dated
             dated as fo July 13, 1999             July 13, 1999
             to Rights Agreement

10(a)        Employment Agreement dated as         Exhibit 10(a) to Form 10K for
             of February 16, 1990 between the      the year ended December 31,
             Company and John J. Cassese.          1989.

10(b)        Employment Agreement dated as         Exhibit 10(g) to Form S-3
             of January 1, 1997 between the        dated August 14, 1997.
             Company and William J. Murphy.

10(c)        Employment Agreement dated as         Exhibit 10(c) to Form 10K for
             of March 6, 1997 between the          the year ended December 31,
             Company and Michael J. Shea.          1996.


10(d)        1991 Directors' Stock Option          Exhibit 10(g) to Form 10-K
             Plan, as amended.                     for the year ended December,
                                                   31, 1994

10(e)        1994 Incentive Stock Option and       Exhibit 10(h) to Form 10K
             Appreciation Plan.                    for the fiscal year ended
                                                   December 31, 1994.

10(f)        $15,000,000 Discretionary Line of     Exhibit 10(h) to Form S-3
             Credit payable to Chase Manhattan     dated August 14, 1997
             Bank dated as of June 30, 1998.

10(g)        $10,000,000 Discretionary Line        Exhibit 10(h) to Form 10K
             of Credit from PNC Bank dated         for the fiscal year ended
             as of June 5, 1998                    December 31, 1996

10(h)        1999 Employee Stock Purchase Plan     Exhibit 99.1 to Form S-8
                                                   dated March 17, 1999

10(i)        Amendment    to   the    employment
             agreement  dated  as of  March  24,
             2000   between   the   Company  and
             William J. Murphy

10(j)        $15,000,000  Discretionary  Line of
             Credit  payable to Chase  Manhattan
             Bank dated as of June 30, 1998,  as
             amended    on   March   15,    2000
             (increased to $30,000,000).

13           Annual Report to Security Holders.


21           List of Subsidiaries.

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTS ON SCHEDULE


Board of Directors and Shareholders
Computer Horizons Corp.

In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated February 21, 2000 (except for Note 5, as to which the date is March 15, 2000), which is included in the 1999 Annual Report to Shareholders and incorporated by reference in this Form 10-K, we have also audited Schedule II for each of the years ended December 31, 1999, 1998 and 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therin.


/S/ GRANT THORNTON LLP
----------------------
GRANT THORNTON LLP


Edison, New Jersey
February 21, 2000 (except for Note 5, as to which the date is March 15, 2000)

Computer Horizons Corp. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 1999, 1998 and 1997



          Column A                                Column B            Column C           Column D           Column E
          --------                                --------            --------           --------           --------

                                            Balance at beginning   Charged to cost      Deductions -     Balance at end
        Description                              of period           and expenses       describe (1)        of period
        -----------                              ---------           ------------       ------------        ---------
Year ended December 31, 1999
    Allowance for doubtful accounts             $ 3,209,000         $ 3,367,000        $   757,000         $ 5,819,000
                                                ===========         ===========        ===========         ===========

Year ended December 31, 1998
    Allowance for doubtful accounts             $ 1,742,000         $ 1,676,000        $   209,000         $ 3,209,000
                                                ===========         ===========        ===========         ===========

Year ended December 31, 1997
    Allowance for doubtful accounts             $ 1,203,000         $   575,000        $    36,000         $1,742,000
                                                ===========         ===========        ===========         ===========

Notes

    (1)  Uncollectible accounts written off, net of recoveries.


                                              Computer Horizons Corp. and Subsidiaries

                                                       SELECTED FINANCIAL DATA

                                                       Year ended December 31,

                                                          1999            1998             1997              1996          1995
                                                        ---------       ---------       -----------        ---------       ------
                                                   ----------------(dollar amounts in thousands, except per share data)-------------

Revenues                                           $    534,594    $    514,921      $    350,310      $    261,411    $    224,809

Costs and expenses:
   Direct costs                                         365,310         326,795           233,574           180,410         156,125
   Selling, general and administrative                  131,087         109,505            73,563            59,000          48,234
   Amortization of intangibles                            6,202           3,530               602               677             603
   Restructuring charges                                  6,355              --                --                --              --
   Merger-related expenses                                   --           4,272               976                --              --

Income from operations                                   25,640          70,819            41,595            21,324          19,847

Other income (expense):
   Interest income                                        1,353           5,334             1,700               404             346
   Interest expense                                      (1,355)           (750)             (276)             (507)           (667)
   Equity in net earnings of
     joint venture                                           --             (90)               13               885             361
   Gain on sale of joint venture                             --           4,180                --                --              --

Income before income
   taxes                                                 25,638          79,493            43,032            22,106          19,887

Income taxes                                             11,013          35,906            18,498             9,031           8,572
                                                   ------------    ------------      ------------      ------------    ------------

Net income                                         $     14,625    $     43,587      $     24,534      $     13,075    $     11,315
                                                   ============    ============      ============      ============    ============

Earnings per share:
    Basic                                          $       0.47    $       1.41      $       0.89      $       0.50    $       0.47
                                                   ============    ============      ============      ============    ============

    Diluted                                        $       0.46    $       1.35      $       0.85      $       0.47    $       0.44
                                                   ============    ============      ============      ============    ============

Weighted average number of shares outstanding:
     Basic                                           30,940,000      30,925,000        27,567,000        26,380,000      24,312,000
                                                   ============    ============      ============      ============    ============

     Diluted                                         31,647,000      32,230,000        28,999,000        27,932,000      25,823,000
                                                   ============    ============      ============      ============    ============

                                          Computer Horizons Corp. and Subsidiaries

                                             SELECTED FINANCIAL DATA (continued)

                                                   Year ended December 31,



                                                 1999              1998             1997              1996            1995
                                               ---------         ---------       -----------        ---------       ------
                                               ---------------------(in thousands, except per share data)------------------
Analysis (%)
   Revenues                                      100.0%            100.0%           100.0%          100.0%           100.0%
     Gross margin                                 31.7              36.6             33.3            31.0             30.5
     Selling, general and
       administrative                             24.5              21.3             21.0            22.5             21.4
   Amortization of intangibles                     1.2               0.7              0.1             0.3              0.3
   Restructuring charges                           1.2              --               --              --               --
   Merger-related expenses                        --                 0.8              0.3            --               --
   Income from operations                          4.8              13.8             11.9             8.2              8.8
     Interest income/(expense) - net              --                 0.9              0.4            --               (0.1)
     Equity in net earnings of joint
     venture                                      --                --               --               0.3              0.1
     Gain on sale of joint venture                --                 0.8             --              --               --
     Income before income taxes                    4.8              15.5             12.3             8.5              8.8
   Income taxes                                    2.1               7.0              5.3             3.5              3.8

Net income                                         2.7               8.5              7.0             5.0              5.0

   Revenue growth YOY                              3.8              47.0             34.0            16.3             29.8
   Net income growth (decline) YOY               (66.4)             77.7             87.6            15.6             58.7
   Return on equity, average                       5.7              20.2             18.9            19.9             25.0
   Effective tax rate                             43.0              45.2             43.0            40.9             43.1

At year-end
   Total assets                            $   347,994       $   296,052      $   217,625      $   96,610       $   63,096
   Working capital                             129,857           158,760          160,370          55,052           42,553
   Long-term debt                                4,100                --               --           1,442            3,324
   Shareholders' equity                        262,652           246,534          185,974          73,747           57,931

   Stock price                             $     16.19       $     26.63      $     45.50      $    25.67       $    16.89
   P/E multiple                                     34                19               51              51               36

Employees                                        4,149             4,834            3,794           3,228            2,830
Clients (during year)                              785               768              549             556              538
Offices (worldwide)                                 50                55               49              49               45

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Results of Operations

The following table sets forth certain operating data as a percentage of consolidated revenues for the period indicated:

                                                 Year Ended December 31,

                                                1999          1998        1997
   Revenues                                    100.0%        100.0%      100.0%
   Cost and expenses:
      Direct costs                               68.3          63.4        66.7
      Selling, general, and administrative       24.5          21.3        21.0
      Amortization of intangibles                 1.2           0.7         0.1
      Restructuring charges                       1.2            --          --
      Merger-related expenses                      --           0.8         0.3
   Income from operations                         4.8          13.8        11.9
   Other income (expense):
      Interest income/(expense), net               --           0.9         0.4
      Gain on sale of joint venture                --           0.8          --
   Income before income taxes                     4.8          15.5        12.3
   Income taxes:
      Current                                     3.0           7.7         5.6
      Deferred                                   (0.9)         (0.7)       (0.3)
   Net income                                     2.7           8.5         7.0

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

Revenues increased to $534.6 million in the year ended December 31, 1999 from $514.9 million in the year ended December 31, 1998, an increase of $19.7 million, or 3.8%. E-Solutions Group revenues increased to $101.6 million in the year ended December 31, 1999 from $55.2 million in the year ended December 31,1998, an increase of $46.4 million or 84.1%. IT Services revenues, including Year 2000 revenues, decreased to $433.0 million in the year ended December 31, 1999 from $459.7 million in the year ended December 31, 1998, a decrease of $26.7 million or 5.8%. Year 2000 services revenues decreased to $44.5 million in the year ended December 31, 1999, from $136.0 million in the year ended December 31, 1998, a decrease of $91.5 million or 67.3%. The Company's Year 2000 business accounted for approximately 8% of total revenues in the year ended December 31, 1999 versus approximately 26% of total revenues in 1998. As anticipated, the decline in Year 2000 business is reflective of the completion of code remediation assignments for major customers. IT Services revenues, excluding Year 2000 services, increased to $388.5 million in the year ended December 31, 1999, from $323.7 million in the year ended December 31, 1998, an increase of $64.8 million.

Direct Costs

Direct costs increased to $365.3 million in the year ended December 31, 1999 from $326.8 million in the year ended December 31, 1998. Gross margin decreased to 31.7% in the year ended December 31, 1999 from 36.6% in the year ended December 31, 1998. This decrease in gross margin was primarily due to a decrease in the Company's higher margin Year 2000 business and significant investments in the E-Solutions business during 1999. The Company's margins are subject to fluctuation due to a number of factors, including the level of salary and other compensation-related expenses necessary to attract and retain qualified technical personnel and the mix of IT Services versus E-solutions business during the year.

Selling, General, and Administrative

Selling, general and administrative expenses (excluding amortization expense, restructuring charges and merger-related expenses) increased to $131.1 million in the year ended December 31, 1999 from $109.5 million in the year ended December 31, 1998, an increase of $21.6 million or 19.7%. The increase in selling, general and administrative expenses was primarily a result of salaries and commissions for additional sales and recruiting personnel and, to a lesser extent, growth in the administrative infrastructure of certain subsidiaries. During 1998, the Company incurred merger-related expenses of approximately $4.3 million or 0.8% of revenues.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Amortization of Intangibles

Amortization of intangibles increased to $6.2 million in the year ended December 31, 1999 from $3.5 million in the year ended December 31, 1998, an increase of $2.7 million or 77.1%. This increase in amortization of intangibles was primarily due to the additional acquisitions of G. Triad Enterprises, Inc., Integrated Computer Management and Select Software Tools plc.


Restructuring Charges

During the third quarter of 1999, the Company recorded a restructuring charge of approximately $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as attendant reduction of related staff levels. This provision includes an accrued payment of approximately $4.0 million as of December 31, 1999 relating to future costs associated with continuing rent and severance commitments.

Income from Operations

Income from operations, excluding restructuring charges in 1999 and merger-related expenses in 1998, decreased to $32.0 million in the year ended December 31, 1999 from $75.1 million in the year ended December 31, 1998, a decrease of $43.1 million or 57.4%. Operating margins, excluding restructuring charges in 1999 and merger- related expenses in 1998, decreased to 6.0% in the year ended December 31, 1999 from 14.6% in the year ended December 31, 1998. The decrease was primarily due to decreases in the Company's higher margin Year 2000 business and personnel investments in the E-Solutions business in 1999. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

Other Income/Expense

For the year ended December 31, 1999, other income decreased $8.7 million. This reduction in other income was due to a decrease in the Company's cash position during 1999, primarily as a result of several acquisitions and the stock repurchase program. In addition, other income in 1998 included a gain on the sale of the Company's Birla Horizons Joint Venture ($4.2 million or $0.06 per share).
Provision for Income Taxes

The effective tax rate for Federal, state, and local income taxes was 43.0% and 45.2% in the years ended December 31,1999 and 1998, respectively. The decrease in the 1999 effective tax rate was primarily due to less non-deductible acquisition costs than in 1998.

Net Income

Net income decreased to $14.6 million in the year ended December 31, 1999 from $43.6 million in the year ended December 31, 1998, a decrease of $29.0 million or 66.5%. Net income per share (diluted) decreased to $0.46 in the year ended December 31, 1999 from $1.35 in the year ended December 31, 1998. The effect of restructuring charges amounted to $0.11 per share in 1999, with no effect in 1998.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues

Revenues increased to $514.9 million in the year ended December 31, 1998 from $350.3 million in the year ended December 31, 1997, an increase of $164.6 million, or 47%. IT Services' revenues increased to $459.7 million in the year ended December 31, 1998 from $334.7 million in the year ended December 31, 1997, an increase of $125.0 million, or 37.3%. Year 2000 services, included in IT Services revenues, totaled $136.0 million in the year ended December 31, 1998 and $72.1 million in the year ended December 31, 1997. The Company's Year 2000 business accounted for approximately 26.4% of total revenues in the year ended December 31, 1998 versus approximately 21% of total revenues in 1997. E-Solutions Group revenue increased to $55.2 million in the year ended December 31, 1998 from $15.6 million in the year ended December 31, 1997, an increase of $39.6 million, or 253.8%.

Direct Costs

Direct costs increased to $326.8 million in the year ended December 31, 1998 from $233.6 million in the year ended December 31, 1997. Gross margin increased to 36.6% in the year ended December 31, 1998 from 33.3% in the year ended
December 31, 1997. The increase in gross margin was primarily due to stable margins in the Company's staffing business and an increase in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuation due to a number of factors, including the level of salary and other compensation-related expenses necessary to attract and retain qualified technical personnel and the mix of IT Services versus E-Solutions business during the year.

Selling, General, and Administrative

Selling, general and administrative expenses (excluding amortization of intangibles and merger-related expenses) increased to $109.5 million in the year ended December 31, 1998 from $73.6 million in the year ended December 31, 1997, an increase of $35.9 million or 48.8%. The increase in selling, general and administrative expenses was primarily a result of salaries and commissions for additional sales and recruiting personnel and, to a lesser extent, growth in the Company's administrative infrastructure. During 1998, the Company incurred merger-related expenses of approximately $4.3 million or 0.8% of revenues, an increase from $1.0 million, or 0.3% of revenues in 1997 and amortization expense of approximately $3.5 million or 0.7% of revenues, an increase from $0.6 million or 0.2% of revenues in 1997.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Amortization of Intangibles

Amortization of intangibles increased to $3.5 million in the year ended December 31, 1998 from $0.6 million in the year ended December 31, 1997, an increase of $2.9 million. This increase is primarily attributable to the acquisitions of Enterprise Solutions Group, RPM Consulting and Infomatics Search Group.

Income from Operations

Income from operations, excluding merger-related expenses, increased to $75.1 million in the year ended December 31, 1998 from $42.6 million in the year ended December 31, 1997, an increase of $32.5 million or 76.3%. Operating margins increased to 14.6% in the year ended December 31, 1998 from 12.2% in the year ended December 31, 1997. This increase was primarily due to an increase in the Company's higher margin Year 2000 business and the acquisition of a high margin products company. The Company's business is labor- intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

Other Income

Other income increased to $8.7 million in the year ended December 31, 1998 from $1.4 million in the year ended December 31,1997, an increase of $7.3 million. This increase was primarily the result of the sale of the Company's Birla Horizons Joint Venture ($0.06 per share), as well as increased interest income resulting from the follow-on offering of approximately $84 million completed in the third quarter of 1997.

Provision for Income Taxes

The effective tax rate for Federal, state, and local income taxes was 45.2% and 43.0% in the years ended December 31,1998 and 1997, respectively. The increase in the 1998 effective tax rate was primarily due to an increase in non-deductible merger-related expenses incurred in 1998.

Net Income

Net income increased to $43.6 million in the year ended December 31, 1998 from $24.5 million in the year ended December 31, 1997, an increase of $19.1 million, or 78.0%. Net income per share (diluted) increased to $1.35 in the year ended December 31, 1998 from $0.85 in the year ended December 31, 1997. The effect of merger-related expenses amounted to $0.11 per share in 1998, compared to $0.03 per share in 1997. All net income per share and share amounts have been adjusted to reflect a three-for-two common stock split, effected as a 50% stock distribution, distributed on June 9, 1997.

Liquidity and Capital Resources

Computer Horizons finances its operations primarily through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At December 31, 1999, the Company had $129.9 million in working capital, of which $17.1 million was cash and cash equivalents. There was $15.0 million in borrowings outstanding against one of the Company's bank lines of credit.

Net cash used in operating activities for the year ended December 31, 1999 totaled $19.5 million, primarily attributable to an increase in accounts receivable. The significant increase in accounts receivable during 1999 was primarily attributable to delays in billing to customers resulting from the implementation of an enterprise-wide information system. Net cash provided by operating activities was $15.8 million and $17.0 million, for the years ended December 31, 1998 and 1997, respectively, consisting primarily of net income, offset in part by an increase in accounts receivable.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Net cash used in investing activities was $14.3 million, $55.6 million and $22.1 million in the years ended December 31, 1999, 1998, and 1997, respectively. Net cash used in investing activities in 1999 consisted primarily of $14.0 million used for the acquisitions of the assets of SELECT Software Tools plc, Integrated Computer Management, G. Triad Enterprises, Inc., SPP and Unibase. Net cash used in investing activities in 1998 consisted primarily of $50.4 million used for the acquisitions of the assets of Enterprise Solutions Group, RPM Consulting, and Infomatics Search Group. In addition, the Company used approximately $6.0 million relating to the Company's new accounting/information system. Net cash used in investing activities in 1997 consisted primarily of the purchase of short term investments, as well as the Company's acquisitions of the assets of Millennium Computer Technology for approximately $5 million on December 31, 1997.

For the year ended December 31, 1999 net cash used in financing activites was $2.1 million, primarily resulting from $15.0 million in borrowings against the Company's bank lines of credit, partially offset by $12.8 million used to repurchase the Company's stock. Net cash used in 1998 totaled $0.6 million and resulted primarily from repayments of notes to banks, offset by cash received from the exercise of stock options. Net cash provided by financing activities in the year ended December 31, 1997, was $83.4 million, consisting of $83.7 million in net proceeds from the Company's public offering of common stock.

At December 31, 1999, the Company had a current ratio position of 2.6 to 1, long-term debt of $4.1 million and $15.0 million of outstanding borrowing under its two unsecured discretionary lines of credit of $30.0 million and $10.0 million. The Company believes that its cash and cash equivalents, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 2001.

The Company's billed accounts receivable were $128.2 million and $83.4 million at December 31, 1999 and December 31, 1998, respectively. Billed days sales outstanding were 84 days at December 31, 1999 and 57 days at December 31, 1998, based on annual sales.

Year 2000

The Company utilizes a wide variety of complex information technologies to conduct daily business operations. The Company examined all systems that could be significantly affected by the Year 2000. Concurrently, a review was being conducted to select a new accounting/information system to support the future growth of the Company. As a result, the Company chose a new system that addressed, among other areas, Year 2000 compliance. The new system was implemented in late 1998. The total cost of the Year 2000 project was approximately $10 million, of which approximately $9 million was capitalized. The project was funded through operating cash flows. As of the date of this filing, the Company has not experienced any material year 2000 problems or disruptions from any internal systems or outside vendors.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Market Risk Exposure

The Company has financial instruments that are subject to interest rate risk, principally short-term investments. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling short-term investments. Based on the current holdings of short-term investments, the exposure to interest rate risk is not material. Additionally, the Company had $15 million in outstanding borrowings against a bank line of credit at December 31, 1999, which has a floating LIBOR interest rate.

Foreign Currency Exposure

The Company's international operations expose it to translation risk when the local currency financial statements are translated to U.S. dollars. As currency exchange rates fluctuate, translation of the statements of income of international business into U.S. dollars will affect the comparability of revenues and expenses between years. None of the components of the Company's consolidated statements of income was materially affected by exchange rate fluctuations in 1999, 1998 or 1997.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             COMPUTER HORIZONS CORP.

                           December 31, 1999 and 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
Computer Horizons Corp.


We have audited the accompanying consolidated balance sheets of Computer Horizons Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Horizons Corp. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





/s/GRANT THORNTON LLP
---------------------
GRANT THORNTON LLP

Edison, New Jersey
February 21, 2000 (except for Note 5, as to which the date is March 15, 2000)


                    Computer Horizons Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31,
                                       ASSETS                      1999                  1998
                                                                   ----                  ----
                                                                 ---------(in thousands)---------
Current assets:
    Cash and cash equivalents (Note 1)                             $17,072              $ 51,796
    Short-term investments (Note 1)                                     --                11,259
    Accounts receivable (Note 3)                                   172,806               135,447
    Deferred income tax benefit (Note 7)                             8,945                 4,987
    Refundable income taxes                                          5,499                    --
    Other                                                            4,459                 2,049
                                                                  --------              --------

           Total current assets                                    208,781               205,538
                                                                  --------              --------






Property and equipment:
    Furniture, equipment and other                                  38,365                26,469
    Less accumulated depreciation                                   18,144                11,141
                                                                    ------              --------

                                                                    20,221                15,328
                                                                    ------              --------




Other assets - net:
    Goodwill (Note 1)                                               94,349                66,315
    Deferred income tax benefit (Note 7)                             2,458                 1,348
    Purchased software (Note 1)                                      9,306                 1,663
    Other                                                           12,879                 5,860
                                                                    ------             ---------

                                                                   118,992               75,186
                                                                   -------              --------


           Total Assets                                           $347,994              $296,052
                                                                  ========               =======



The accompanying notes are an integral part of these statements.


                                                                                  December 31,
                        LIABILITIES AND SHAREHOLDERS' EQUITY               1999                  1998
                                                                           ----                  ----
                                                                        ---------(in thousands)---------
Current liabilities:
    Current portion of long-term debt (Note 5)                          $19,502                    --
    Accrued payroll, payroll taxes and benefits                          17,764             $  24,262
    Accounts payable                                                     17,741                 5,258
    Income taxes payable                                                     --                 6,437
    Restructuring reserve                                                 4,003                    --
    Deferred revenue                                                      9,576                 6,719
    Other accrued expenses                                               10,338                 4,102
                                                                         ------            ----------

           Total current liabilities                                     78,924                46,778
                                                                         ------              --------



Long-term debt                                                            4,100                    --

Other liabilities                                                         2,318                 2,740
                                                                          -----             ---------


Shareholders' equity:
    Preferred  stock,  $.10  par;  authorized  and  unissued,
    200,000  shares, including 50,000 Series A
    Common stock, $.10 par; authorized, 100,000,000
       shares; issued 33,149,595 shares and 32,351,580
       shares at December 31, 1999 and 1998, respectively                  3,315                 3,235
    Additional paid-in capital                                           138,821               128,821
    Accumulated comprehensive income                                         385                  (762)
    Retained earnings                                                    138,568               123,943

                                                                         281,089               255,237
                                                                         -------               -------

    Less shares held in treasury, at cost; 1,780,721 and 1,061,662
       shares at December 31, 1999 and 1998, respectively                (18,437)               (8,703)
                                                                         --------            ---------

           Total shareholders' equity                                    262,652               246,534
                                                                         -------               -------

           Total Liabilities and Shareholders' Equity                   $347,994              $296,052
                                                                         =======               =======

                    Computer Horizons Corp. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          Year ended December 31,
                                                         -------------------------------------------------
                                                               1999               1998              1997
                                                         ------(in thousands, except per share data)------
Revenues                                                 $    534,594       $    514,921       $    350,310
                                                         ------------       ------------       ------------
Costs and expenses:
   Direct costs                                               365,310            326,795            233,574
   Selling, general and administrative                        131,087            109,505             73,563
   Amortization of intangibles                                  6,202              3,530                602
   Restructuring charges                                        6,355                 --                 --
   Merger-related expenses                                         --              4,272                976
                                                         ------------       ------------       ------------

                                                              508,954            444,102            308,715
                                                         ------------       ------------       ------------

Income from operations                                         25,640             70,819             41,595
                                                         ------------       ------------       ------------
Other income (expense):
   Interest income                                              1,353              5,334              1,700
   Interest expense                                            (1,355)              (750)              (276)
   Equity in net earnings/(loss) of
      joint venture (Note 4)                                       --                (90)                13
   Gain on sale of joint venture (Note 4)                          --              4,180                 --
                                                         ------------       ------------       ------------

                                                                   (2)             8,674              1,437
                                                         ------------       ------------       ------------

Income before income taxes                                     25,638             79,493             43,032
                                                         ------------       ------------       ------------
Income taxes (Notes 1 and 7):
   Current                                                     16,081             39,645             19,448
   Deferred                                                    (5,068)            (3,739)              (950)
                                                         ------------       ------------       ------------

                                                               11,013             35,906             18,498
                                                         ------------       ------------       ------------

Net Income                                               $     14,625       $     43,587       $     24,534
                                                         ============       ============       ============
Earnings per share (Notes 1 and 8):
    Basic                                                $       0.47       $       1.41       $       0.89
                                                         ============       ============       ============
    Diluted                                              $       0.46       $       1.35       $       0.85
                                                         ============       ============       ============

Weighted average number of shares outstanding:
    Basic                                                  30,940,000         30,925,000         27,567,000
                                                         ============       ============       ============
    Diluted                                                31,647,000         32,230,000         28,999,000
                                                         ============       ============       ============

The accompanying notes are an integral part of these statements.

                    Computer Horizons Corp. and Subsidiaries

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                                     EQUITY

                  Years ended December 31, 1999, 1998 and 1997




                                                            Addi-       Accumulat-
                                    Common stock           tional        ed other                  Treasury stock
                                --------------------       paid-in      comprehen-   Retained
                                  Shares      Amount       capital     sive income   earnings    Shares      Amount      Total
                                  ------      ------       -------     -----------   --------    ------      ------      -----
                               ---------------------------------------(dollars in thousands)----------------------------------------
Balance, December 31 1996      19,510,314      1,951        30,773        290        55,381    1,786,883       14,648   $73,747

Net income for the year                                                              24,534                              24,534
Other comprehensive income
Foreign currency translation
   adjustments                                                           (206)                                             (206)
                                                                                                                        -------
 Total comprehensive income                                                                                              24,328

Three-for-two stock split
 declared May 1997              8,861,715        886          (886)
Stock options exercised           375,040         38         1,759                               (94,630)        (776)    2,573
Tax benefits related to
  stock option plans                                         2,610                                                        2,610
Sale of common stock, net of
  expenses                      2,500,000        250        83,462                                                       83,712
Dividends paid (Spargo)                                                                (996)                               (996)
                               ----------      -----      -------          ----     -------   ---------     -------     -------

Balance, December 31, 1997     31,247,069     $3,125      $117,718     $   84     $  78,919   1,692,253     $13,872    $185,974
                               ----------      -----      -------          ----     -------   ---------     -------     -------

Net income for the year                                                              43,587                              43,587
Other comprehensive income:
   Foreign currency
   translation
   adjustments                                                            (846)                                           (846)
                                                                                                                          -----
Total comprehensive income                                                                                               42,741
Increase resulting from
   immaterial pooling             954,213         95          170                     2,607                               2,872
Stock options exercised             2,265                    (250)                     (399)   (510,209)     (4,182)      3,533
Tax benefits related to
   stock option plans                                       2,998                                                         2,998
Stock issuance costs                                          (20)                                                          (20)
Issuance of common stock
for purchase of assets            148,033         15        8,205                              (120,382)       (987)      9,207
Dividends paid (Spargo)                                                                (771)                               (771)
                               ----------      -----      -------          ----     -------   ---------     -------     -------

Balance, December 31, 1998     32,351,580     $3,235     $128,821        $(762)    $123,943   1,061,662      $8,703    $246,534
                               ----------      -----      -------          ----     -------   ---------     -------     -------

Net income for the year                                                              14,625                              14,625
Other comprehensive income:
   Foreign currency
   translation
   adjustments                                                            1,147                                           1,147
                                                                                                                          -----
Total comprehensive income                                                                                               15,772
Stock options exercised                                       (14)                             (230,684)     (1,890)      1,876
Other issuance of common stock     32,816          3                                                                          3
Tax benefits related to
   stock option plans                                          99                                                            99
Stock warrants exercised                                      (76)                               (9,250)        (76)         --
Issuance of common stock
for  purchase of assets           765,199         77        9,840                                (5,575)        (48)      9,965
Employee Stock Purchase
   Program                                                    151                              (122,432)     (1,004)      1,155
Purchase of Treasury Shares                                                                   1,087,000      12,752     (12,752)
                               ----------      -----      -------          ----     -------   ---------     -------     -------

Balance, December 31, 1999     33,149,595     $3,315     $138,821          $385    $138,568   1,780,721     $18,437    $262,652
                               ==========      =====      =======          ====     =======   =========      ======     =======





The accompanying notes are an integral part of this statement.


                    Computer Horizons Corp. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                             ---------------------------------
                                                                          1999             1998              1997
                                                                          ----             ----              ----
                                                                      -------------------(in thousands)-------------------
Cash flows from operating activities
   Net income                                                          $ 14,625          $ 43,587          $ 24,534
   Adjustments to reconcile net income to net cash provided by operating activities:
       Deferred taxes                                                    (5,068)           (3,665)             (950)
       Depreciation                                                       5,463             3,218             1,857
       Loss on disposal of fixed assets                                      --                --               (26)
       Gain on sale of joint venture                                         --            (3,125)
       Amortization of intangibles                                        6,202             4,145               602
       Provision for bad debts                                            3,367             1,676               575
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                            (36,009)          (43,085)          (22,850)
         Other current assets                                            (2,036)             (572)             (108)
         Other assets                                                    (5,898)           (1,462)              (64)
         Refundable income taxes                                         (5,499)               --                --
         Accrued payroll, payroll taxes and benefits                     (6,498)            5,784             4,887
         Accounts payable                                                10,750               415               328
         Income taxes payable                                            (6,547)            4,544             5,187
         Other accrued expenses                                           8,650            (1,529)            2,370
         Other liabilities                                               (1,030)            5,866               626
                                                                       --------          --------          --------
         Net cash (used in) provided by operating activities            (19,528)           15,797            16,968
                                                                       --------          --------          --------
Cash flows from investing activities
   Purchases of furniture and equipment                                  (7,924)          (11,122)           (2,480)
   Acquisitions, net of cash                                            (13,955)          (51,948)           (5,467)
   Changes in goodwill                                                   (3,670)              262                --
   Changes in other assets                                                   --                --              (968)
   Proceeds from sale of joint venture                                       --             4,695                --
   Purchases of short-term investments                                   11,259             2,556           (13,165)
                                                                       --------          --------          --------
         Net cash used in investing activities                          (14,290)          (55,557)          (22,080)
                                                                       --------          --------          --------
Cash flows from financing activities
   Notes payable - banks, net                                             7,502            (2,313)               --
   Long-term debt                                                           100            (1,000)           (1,903)
   Dividends paid (Spargo)                                                   --              (771)             (996)
   Stock issuance cost                                                       --               (20)               --
   Stock options exercised                                                1,989             3,533             2,573
   Purchase of treasury shares                                          (12,752)               --                --
   Other stock issuances                                                    (11)               --                --
   Stock issued on employee stock option plan                             1,155                --                --
   Issuance of common stock for purchase of assets                          (36)               --                --
   Proceeds from issuance of stock                                           --                --            83,712
                                                                       --------          --------          --------
         Net cash (used in)/provided by financing activities             (2,053)             (571)           83,386
                                                                       --------          --------          --------

          Foreign currency gains/(losses)                                 1,147                41              (315)
         Net (decrease)/increase in cash and cash equivalents           (34,724)          (40,290)           77,959
Cash and cash equivalents at beginning of year                           51,796            92,086            14,127
                                                                       --------          --------          --------
Cash and cash equivalents at end of year                               $ 17,072          $ 51,796          $ 92,086
                                                                       ========          ========          ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                          $    811         $     132          $    249
     Income taxes                                                        28,025            35,111            13,694

Details of acquisition:
   Fair value of assets                                                $ 46,853          $ 70,590          $  5,590
   Liabilities                                                           32,898            20,177               242
                                                                       --------          --------          --------
   Cash paid for acquisition                                           $ 13,955          $ 50,413          $  5,348
                                                                       ========          ========          ========


The accompanying notes are an integral part of these statements.

                    Computer Horizons Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     Computer Horizons Corp. is a strategic e-Business solutions and professional services company. The Company enables its Global 1000 customer base to realize competitive advantages through two major divisions, CHC eB-Solutions and IT Services. Combined, Computer Horizons provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, e-procurement solutions for Human Resource acquisition and management (CHIMES), strategic outsourcing and managed resourcing, as well as software and relational database products.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Computer Horizons Corp. and its wholly-owned subsidiaries (the "Company"). The Company's investment in a joint venture (Note 4) was accounted for under the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

     Revenue Recognition

     The Company recognizes revenues as professional services are performed. On fixed fee engagements, revenue and gross profit adjustments are made to reflect revisions in estimated total costs and contract values. Estimated losses are recorded when identified.

     Recruitment Costs

     Recruitment costs are charged to operations as incurred.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 1 (continued)

     Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid instruments with a maturity of three months or less at the time of purchase and consist of the following at December 31:

                                              1999                1998
                                              ----                ----
                                            -------(in thousands)-------

       Cash                                   $10,762           $  7,170
       Money market funds                       4,830             24,689
       Demand obligations                       1,480             17,962
       Commercial paper                            --              1,975
                                             --------            -------

                                              $17,072            $51,796
                                               ======             ======

     Short-term Investments

     The Company considers investments with an original maturity of more than three months, at the time of purchase, as short-term investments and classifies them as held to maturity. At December 31, 1999, short-term investments maturing within one year consist of commercial paper valued at cost which approximates fair value.

     Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, regardless of the degree of such risk, consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. In addition, as of December 31, 1999, the Company had $15 million of debt outstanding with a floating Libor interest rate. The Company invests the majority of its excess cash in money market funds, commercial paper and demand obligations of high-credit, high-quality financial institutions or companies, with certain limitations as to the amount that can be invested in any one entity.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE 1 (continued)

     The Company maintains its cash balances principally in five financial institutions located in the United States, Canada and the United Kingdom. The balances in U.S. banks are insured by the Federal Deposit Insurance Corporation up to $100,000 for each entity at each institution. The balance in the Canadian bank is insured by the Canadian Deposit Insurance Corporation up to $60,000 Canadian (approximately $42,000 US). There is no depository insurance in the United Kingdom. At December 31, 1999, uninsured amounts held by the Company at these financial institutions total approximately $16,312,000.

     The Company's customers are generally very large, Global 1000 companies in many industries and with wide geographic dispersion. The Company's largest customer accounts for approximately 7.9% of billed accounts receivable at December 31, 1999. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

     The  Company's   largest  client   accounted  for  7.4%,  8.8%  and  11.2%,
     respectively, of the Company's consolidated revenues in 1999, 1998 and 1997.

     Fair Value of Financial Instruments

     The carrying value of financial instruments (principally consisting of cash and cash equivalents, short-term investments, accounts receivable and payable and long-term debt) approximates fair value because of the short maturities or, as to long-term debt, the rates currently offered to the Company.

     Property and Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

     Goodwill and Purchased Software

     Goodwill, the cost in excess of the fair value of net assets acquired, is being amortized by the straight-line method, for periods ranging from twenty to thirty years. Accumulated amortization is $10,303,000 and $6,301,000 at December 31, 1999 and 1998, respectively. Purchased software is being amortized by the straight-line method, for a period of five years. Accumulated amortization is $3,742,000 at December 31, 1999. On an ongoing basis, management reviews the valuation and amortization of goodwill and purchased software. As part of this review, the Company estimates the value of future cash flows to determine that no impairment has occurred.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE 1 (continued)

     Income Taxes

     The Company and its domestic subsidiaries file a consolidated Federal income tax return. The foreign subsidiaries file in each of their local jurisdictions.

     Deferred income taxes result from temporary differences between income reported for financial and income tax purposes. These temporary differences result primarily from the allowance for doubtful accounts provision and certain accrued expenses which are deductible, for tax purposes, only when paid.

     Tax benefits from early disposition of the stock by optionees under incentive stock options and from exercise of non-qualified options are credited to additional paid-in capital.

     The Company provides United States income taxes on the earnings of foreign subsidiaries, unless they are considered permanently invested outside the United States. As of December 31, 1999, there is no cumulative amount of earnings on which United States income taxes have not been provided.

     Earnings Per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

     Use of Estimates in Financial Statements

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     Computer Horizons Corp. and Subsidiary

                        December 31, 1999, 1998 and 1997



NOTE 1 (continued)

     Foreign Currency Translation

     For operations outside the United States that prepare financial statements in currencies other than the United States dollar, results of operations and cash flows are translated at the average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments are included as a separate component of shareholders' equity.

     New Accounting Pronouncements

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 1999. The impact of adopting SFAS 133 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements.


NOTE 2 - ACQUISITIONS

     1999

     On October 18, 1999, the Company acquired G. Triad Enterprises, Inc.("G.Triad"), a New Jersey based Internet / Intranet development firm, for approximately $14.5 million in cash and stock. The acquisition was accounted for as a purchase. The resulting goodwill of approximately $14 million is being amortized to operations over a 20-year period. Had the acquisition of G. Triad occured on January 1, 1999, the effect on revenues and net income would have been immaterial.

     On May 6, 1999, the Company acquired all the common stock of Integrated Computer Management ("ICM"), a New Jersey-based solutions company that provides technology consulting, packaged software integration, customer software development, systems integration and advanced learning solutions, for stock, cash and promissory notes totaling approximately $17 million. The acquisition was accounted for as a purchase. The resulting goodwill of approximately $15 million is being amortized to operations over a 20-year period. Had the acquisition of ICM occurred on January 1, 1999, the effect on revenues and net income would have been immaterial.

     Princeton

     On June 1, 1999, Princeton Softech Inc. ("Princeton"), a wholly-owned subsidiary of the Company, acquired the software products, intellectual property rights and certain other assets of SELECT Software Tools plc ("Select"), a London-based software firm, for approximately $8 million cash plus the assumption of certain liabilities such as severance, certain payments due to a vendor under a contract that the Company expected to derive no future benefit, and certain other assumed liabilities in connection with its acquisition. These liabilities had the effect of increasing the value of the intangible assets (purchased software) that were acquired. The amount of such liabilities aggregated $3,100,000 of which approximately $1,800,000 had been paid prior to December 31, 1999. Substantially all of the accrued severance (which was for employees that had been made redundant upon acquisition in the United Kingdom) had been paid prior to December 31, 1999. The remaining accrued liabilities of approximately $1,300,000 consist primarily of payments due pursuant to the contract discussed above. The acquisition was accounted for as a purchase. The cost of the purchased software and other intangibles approximates $12 million, and is being amortized to operations over a five-year period. Had the acquisition of Select occurred on January 1, 1999, the effect on revenues and net income would have been immaterial.

                     Computer Horizons Corp. and Subsidiary

                        December 31, 1999, 1998 and 1997


NOTE 2 (continued)

     On May 7, 1999, Princeton purchased the distribution rights in Australia held by its former distributor, SPP. No tangible assets of SPP were acquired. The aggregate cash purchase price was approximately $740,000 of which approximately $672,000 was paid prior to year-end. The transaction was accounted for using purchase accounting, and the aggregate cash purchase price of $740,000 was allocated to distribution rights which is being amortized to operations over a 48 month period. Had the acquisition occurred on January 1, 1999, the effect on revenues and net income would have been immaterial.

     On April 14, 1999, Princeton purchased all of the capital stock of Unibase, its French distributor. The aggregate cash purchase price was approximately $1,424,000 including approximately $92,000 of fees and expenses relating to such transaction. The transaction was accounted for using purchase accounting. The excess of purchase price over tangible assets acquired of approximately $1,090,000 was allocated to distribution rights which are being amortized to operations over a 48 month period. Had the acquisition of Unibase occurred on January 1, 1999, the effect on revenues and net income would have been immaterial.

     1998

     On September 25, 1998, the Company acquired the assets of Enterprise Solutions Group, LLC ("ESG"), a Cincinnati, Ohio-based technology organization that provides training and educational services as well as consulting services for Global 1000 companies. The acquisition was accounted for as a purchase. The total adjusted purchase price was approximately $8,883,000 in cash and common stock. Approximately $1,550,000 is to be paid out in two payments, approximately $1 million was paid in January of 2000 and the remaining $550,000 owed in January of 2001 has been accrued. Had the acquisition of ESG occurred on January 1, 1998 the effect on revenues and net income would have been immaterial.

     On August 4, 1998, the Company acquired the assets of RPM Consulting ("RPM"), a Maryland based provider of network consulting services, specializing in architecting, designing and upgrading large enterprise networks. The purchase agreement was for a combination of cash and common stock totaling approximately $27,700,000, and two earnout payments (totaling $2.2 million) based on pretax profit margins which were paid during 1999. The acquisition was accounted for as a purchase. Had the acquisition of which were paid off during 1999 RPM occurred on January 1, 1998, the effect on revenues and net income would have been immaterial.

     On July 2, 1998, the Company's Canadian subsidiary acquired the net assets of Infomatics Search Group ("ISG"), a Toronto, Canada based information technology service firm, offering both professional staffing and career placement services. The acquisition was accounted for as a purchase. The total purchase price was approximately $21,600,000 in cash. The purchase agreement includes an earnout clause equal to two times increases in prior period adjusted earnings (as defined in the purchase agreement) to be earned in 1999 and 2000. There was no earnout adjustment for 1998. Had the acquisition of ISG occurred on January 1, 1998, the effect on revenues and net income would have been immaterial.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997

NOTE 2 (continued)

     On June 24, 1998, the Company acquired all of the common stock of Spargo Consulting PLC ("Spargo"), an information technology consultancy service provider, organized under the laws of the United Kingdom for 1,887,000 shares of Computer Horizon stock. This transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Spargo.

     On February 27, 1998, the Company acquired all of the common stock of Princeton Softech, Inc. ("Princeton") in exchange for 954,213 shares of Computer Horizons stock. Princeton specializes in relational databases, data synchronization, intelligent data migration and data management tools, and is based in Princeton, New Jersey. This transaction was accounted for as an immaterial pooling of interests and the results of Princeton have been included since January 1, 1998.


NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at December 31:

                                                    1999                 1998
                                                    ----                 ----
                                                   --------(in thousands)-------

       Billed                                      $128,197           $  83,394
       Unbilled                                      50,428              55,262
                                                     ------            --------

                                                    178,625             138,656
       Less allowance for doubtful accounts           5,819               3,209
                                                      -----           ---------

                                                   $172,806            $135,447
                                                    =======             =======


NOTE 4 - GAIN ON SALE OF JOINT VENTURE

     In 1995, the Company entered into a software development and services joint venture with the Birla Group, a large multinational conglomerate located in India. The Company's total investment in Birla Horizons International ("BHI") was $1,672,000 at December 31, 1997, representing the initial cost plus equity in the undistributed net earnings since formation, and was included in other noncurrent assets. BHI provided consultants to the Company at a total cost of $3,437,000 and $5,017,000 in 1998 and 1997, respectively. Approximately $992,000 was included in accounts payable as of December 31, 1998.

     During the fourth quarter of 1998, the Company sold its 50% interest to the Birla Group for a cash payment of $5,750,000. Accordingly, a gain of $4,180,000 was recognized. The impact on net income was $1,975,000 or $0.06 per share.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 5 - LONG-TERM DEBT AND LINES OF CREDIT

    As of December 31, 1999, debt consisted of the following (in thousands):


                                                1999

       Line of Credit                         $15,000
       Debt pertaining to acquisitions          8,000
       Other                                      602
                                               ------
                                               23,602
                                               ------
       Less current maturities                 19,502
                                               ------

       Long-term debt due in 2001              $4,100
                                               ======


     At December 31, 1999, the Company has two bank lines of credit in the amounts of $30 million and $10 million expiring March 31, 2000 and May 31, 2000, respectively, of which $15 million was outstanding at December 31, 1999. On March 15, 2000 the $30 million bank line of credit was extended to April 28, 2000. Under the first line of credit, the Company has a standby letter of credit in the amount of $903,000. At December 31, 1999, the unused lines of credit amounted to $24 million.

     In addition to the above, the Company's subsidiary G. Triad also has a line of credit in the amount of $50,000. This line is backed by G. Triad's business assets approximating $1.7 million. As of December 31, 1999 there was no outstanding balance due on the line of credit. ICM, another subsidiary, has two letters of credit in the amounts of $149,609 and $76,800. These letters expire on March 31, 2000 and September 30, 2000, respectively. The $149,609 letter of credit was renewed for $101,414 and will expire on March 31, 2001. There were no outstanding balances at December 31, 1999.

     The Company financed part of the acquisition of ICM by issuing ten promissory notes totaling $8 million, bearing interest at 7%. Four million of the notes come due on May 6, 2000 and the remainder are payable on May 6, 2001.

     The Company also has a $320,000 Canadian (approximately $222,000 US) demand loan outstanding with a Canadian bank as of December 31, 1999.


NOTE 6 - SHAREHOLDERS' EQUITY

     Authorized Shares

     On May 6, 1998, the Company approved an amendment to the Company's Certificate of Incorporation increasing the authorized number of shares of the Company's common stock from 60,000,000 to 100,000,000.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE 6 (continued)

     Stock Splits

     The Board of Directors of the Company declared a three-for-two common stock split in the form of a 50% stock distribution on May 7, 1997, for shareholders of record as of May 22, 1997. The distribution was paid on June 9, 1997.

     An amount equal to the $0.10 par value of the common shares distributed has been retroactively transferred from additional paid-in capital to common stock. All references in the financial statements with regard to number of shares of common stock, common stock prices and per share amounts have been restated to reflect the above-mentioned stock split.

     Stock Options and SFAS No. 123 Pro Forma Disclosure

     In 1994, the Company adopted a stock option plan which provides for the granting, to officers and key employees, of options for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights
     (SARs). Options and SARs generally expire five years from the date of grant and become exercisable in specified amounts during the life of the respective options. No SARs have been granted as of December 31, 1999. This plan, which replaces the Company's 1985 Plan, will terminate on June 15, 2004. There were 3,400,000 and 4,789,000 shares available for option at December 31, 1999 and 1998.

     In 1998, the Company amended the non-qualified Directors' Stock Option Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of its common stock and (ii) shall receive annual grants to purchase 10,000 shares of its common stock. The plan expires on March 4, 2001. There were 454,000 shares available for option at December 31, 1999.

     The exercise price per share on all options and/or SARs granted may not be less than the fair value at the date of the option grant. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                    Computer Horizons Corp. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                        December 31, 1999, 1998 and 1997


NOTE 6 (continued)
                                                          1999                   1998                  1997
                                                          ----                   ----                  ----

       Net income                 As reported         $ 14,625,000           $43,587,000           $24,534,000
                                  Pro forma           $ 12,721,000           $39,516,000           $21,623,000

       Earnings per share
          Basic                   As reported              $0.47                 $1.41                  $0.89
                                  Pro forma                $0.41                 $1.28                  $0.78

          Diluted                 As reported              $0.46                 $1.35                  $0.85
                                  Pro forma                $0.40                 $1.23                  $0.75

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 77%, 127% and 61%; risk-free interest rates of 6.52%, 6.00% and 5.47%; and expected lives of 5.0, 4.5 and 5.0 years.

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                    1999                        1998                         1997
                                            ----------------------      ----------------------      ----------------------
                                                          Weighted                    Weighted                     Weighted
                                                           Average                     Average                      Average
                                                          Exercise                    Exercise                     Exercise
                                             Shares         Price        Shares         price        Shares          price
                                            ----------------------       -------      --------      ----------------------
                                              (000)                       (000)                       (000)

        Outstanding - January 1              2,410           $13.94      2,035          $9.97        2,200         $  7.03

        Granted                              1,571            11.75      1,634          26.39          333           23.39
        Exercised                             (230)            5.97       (512)          6.88         (462)           5.37
        Canceled/forfeited                    (151)           14.67       (747)         35.09          (36)          13.36
                                             -----            -----      -----          -----        -----         -------

        Outstanding - December 31            3,600            13.46      2,410          13.94        2,035            9.97
                                             =====            =====     ======          =====        =====         =======

        Options exercisable - December 31    1,547            13.61      1,003          10.84          833            7.10
                                             =====            =====      =====          =====        =====         =======
        Weighted average fair value of
           options granted during the                         $7.78                   $ 13.03                      $ 23.30
           year

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997

NOTE 6 (continued)

     The following information applies to options outstanding at December 31, 1999:

                                                       Options outstanding                        Options exercisable
                                           --------------------------------------------           -------------------
                                                              Weighted
                                            Outstanding        Average         Weighted         Exercisable     Weighted
                                               as of          Remaining         average            as of         average
                                           December 31,      Contractual       exercise        December 31,     exercise
         Range of exercise prices              1999             life             price             1999           price
         ------------------------          -----------      -----------      -----------       -----------    ---------
                                              (000's)                                             (000's)
           $ 0.00 -     $ 9.99                  627             3.3            $  4.45             562            $ 4.36
            10.00  -     14.99                1,651             3.8              11.21             199             12.77
            15.00  -     19.99                  303             6.0              16.79             207             16.68
            20.00 and over                    1,019             3.8              21.49             579             21.75
                                              -----            -----            -------          -----             -----


                                              3,600             3.9              13.46           1,547             13.61
                                              =====            =====            =======          =====             =====

     Certain officers have the right to borrow from the Company against the exercise price of options exercised. As of December 31, 1999, total borrowings pertaining to one officer, amounted to $100,000.

     The Company has issued warrants to purchase shares of its common stock to two outside business/ legal consulting firms. There were no warrants issued in either 1999 or 1998. Warrants for 8,625 shares were granted in 1997 . The exercise price is the fair value at the date of grant. As of December 31, 1999, 9,250 warrants were exercised and 29,375 warrants were outstanding.

     Shareholder Rights Plan

     In July 1989, the Board of Directors declared a dividend distribution of .131 preferred stock purchase right on each outstanding share of common stock of the Company. The rights were amended on February 13, 1990. Each right will, under certain circumstances, entitle the holder to buy one one-hundredth (1/100) of a share of Series A preferred stock at an exercise price of $30.00 per one one-hundredth (1/100) share, subject to adjustment. Each one one-hundredth (1/100) of a share of Series A preferred stock has voting, dividend and liquidation rights and preferences substantively equivalent to one share of common stock.

     The rights will be exercisable and transferable separately from the common stock only if a person or group acquires 20% or more, subject to certain exceptions, of the Company's outstanding common stock or announces a tender offer that would result in the ownership of 20% or more of the common

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 6 (continued)

     stock. If a person becomes the owner of at least 20% of the Company's common shares (an "Acquiring Person"), each holder of a right other than the Acquiring Person is entitled, upon payment of the then current exercise price per right (the "Exercise Price"), to receive shares of common stock (or common stock equivalents) having a market value equal to twice the Exercise Price.

     Additionally, if the Company subsequently engages in a merger or other business combination with the Acquiring Person in which the Company is not the surviving corporation, or in which the outstanding shares of the Company's common stock are changed or exchanged, or if more than 50% of the Company's assets or earning power is sold or transferred, a right would entitle a Computer Horizon Corp. shareholder, other than the Acquiring Person and its affiliates, to purchase upon payment of the Exercise Price, shares of the Acquiring Person having a market value of twice the Exercise Price. Prior to a person becoming an Acquiring Person, the rights may be redeemed at a redemption price of one cent per right, subject to adjustment. The rights are subject to amendment by the Board. No shareholder rights have become exercisable. The rights originally would have expired on July 16, 1999, however, the Board of Directors approved the adoption of a new Shareholder Rights Plan to replace the existing plan. The terms of the new Rights Plan are substantially the same as the original plan. The new rights will expire on July 15, 2009.

     Repricing of Stock Options

     On October 16, 1998, the Company's Board of Directors approved the repricing of approximately 732,000 stock options that had been granted to employees earlier in the year. This decision was made in response to competitive pressures and as a means to retain key employees. No compensation expense was recorded as a result of the above referenced repricing.

NOTE 7 - INCOME TAXES

     The following is a geographical breakdown of the Company's income before taxes:

                                          Year ended December 31,
                             ----------------------------------------------
                               1999              1998            1997
                               ----              ----            ----
                           -------------------(in thousands)-------------------

            Domestic         $ 31,650          $ 72,714         $ 40,169

            Foreign            (6,012)            6,779            2,863
                             --------          --------         --------

                             $ 25,638          $ 79,493         $ 43,032
                             ========          ========         ========

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 7 (continued)

     The provision for income taxes consists of the following for the years ended December 31:

                                           1999            1998          1997
                                           ----            ----         ----
                                          -------------(in thousands)-----------

      Current
          Federal                          $ 12,348      $ 28,539      $ 13,927
          State                               2,865         8,334         4,558
          Foreign                               868         2,772           963
                                           --------      --------      --------

                  Total current              16,081        39,645        19,448

      Deferred
          Federal                            (2,403)       (2,926)         (703)
          State                                (330)         (794)         (244)
          Foreign                            (2,335)          (19)           (3)
                                           --------      --------      --------

                  Total deferred             (5,068)       (3,739)         (950)
                                           --------      --------      --------

                                           $ 11,013      $ 35,906      $ 18,498
                                           ========      ========      ========

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997

NOTE 7 (continued)

 Deferred tax assets and  liabilities  consist of the  following at December 31:

                                                           1999              1998
                                                           ----              ----
                                                          -------(in thousands)----

       Deferred tax liabilities

           Depreciation and amortization                  $ (1,044)           --
           Capitalized Software development costs             (241)     $   (290)
           Other                                                --          (466)
                                                          --------      --------

                       Total deferred tax liabilities       (1,285)         (756)
                                                          --------      --------

       Deferred tax assets
           Accrued insurance                                   123           293
           Foreign net operating losses                      2,336            --
           Accrued payroll and benefits                      2,593         1,982
           Deferred revenue                                  2,712         2,346
           Allowance for doubtful accounts                   1,968         1,059
           Depreciation and amortization                        --           715
           Accrued severance and lease costs                 2,052            --
           Other                                               904           696
                                                          --------      --------

                       Total deferred tax assets            12,688         7,091
                                                          ========      ========
           Net deferred tax assets                        $ 11,403      $  6,335
                                                          ========      ========

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 7 (continued)

     A reconciliation of income taxes, as reflected in the accompanying statements, with the statutory Federal income tax rate of 35% for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                        1999        1998         1997
                                                        ----         ----        ----
                                                     -----------(in thousands)--------
      Statutory Federal income taxes                 $  8,973     $ 27,822     $ 15,061
      State and local income taxes, net of
          Federal tax benefit                           1,648        4,901        2,804
      Foreign taxes provided at rates other than
          the U.S. statutory rate                          98          122          (37)
      Amortization of goodwill                            282          203          203
      Equity in net earnings of joint venture              --          343
      Merger-related expenses                              --        1,673
      Other, net                                           12          842          467
                                                     --------     --------     --------

                                                     $ 11,013     $ 35,906     $ 18,498
                                                     ========     ========     ========


     Certain foreign subsidiaries of the Company have net operating loss carryforwards at December 31, 1999, totaling approximately $7,200,000, $264,000 expires in 2005, $1,136,000 expires in 2006 and the remainder has no expiration.

     During 1998, the Company completed a business combination which, for financial statement purposes, has been accounted for as a pooling-of-interests. For income tax purposes the Company believes the transaction qualifies as a taxable purchase that gives rise to future tax deductions. Since the tax structure of the transaction is subject to determination by the tax authorities, the Company has not recorded any potential tax impact in its financial statements. When resolved, the Company will record a deferred tax asset net of an appropriate valuation allowance. The net benefit will be reflected as an increase in additional paid-in-capital. Any adjustments to the valuation allowance will be charged or credited to income.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 8 - EARNINGS PER SHARE DISCLOSURES

                                                                                    For the year ended
                                                                            -------------------------------------
                                                                                                                   Per
                                                                     Income                 Shares                share
                                                                   (numerator)           (denominator)           amount
                                                                 -------------         ---------------        ---------
                                                                 --------(in 000's, except share and per share data)----
      December 31, 1999
          Net income                                                 $14,625
                                                                     =======
          Basic earnings per share
            Income available to common stockholders                  $14,625                30,940,000           $0.47
                                                                                                                  ====
          Effect of diluted securities
            Options                                                                            707,000
                                                                                               -------
          Diluted earnings per share
            Income available to common stock-
              holders plus assumed conversions                       $14,625                31,647,000           $0.46
                                                                      ======                ==========            ====

      December 31, 1998
          Net income                                                 $43,587
                                                                      ======
          Basic earnings per share
            Income available to common stockholders                  $43,587                30,925,000           $1.41
                                                                                                                  ====
          Effect of diluted securities
            Options                                                                          1,305,000
                                                                                           -----------
          Diluted earnings per share
            Income available to common stock-
              holders plus assumed conversions                       $43,587                32,230,000           $1.35
                                                                      ======                ==========            ====

      December 31, 1997
          Net income                                                 $24,534
                                                                      ======
          Basic earnings per share
            Income available to common stockholders                  $24,534                27,567,000           $0.89
                                                                                                                  ====
          Effect of diluted securities
            Options                                                                          1,432,000
                                                                                           -----------
          Diluted earnings per share
            Income available to common stock-
              holders plus assumed conversions                       $24,534                28,999,000           $0.85
                                                                      ======                ==========            ====

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 8 (continued)

     The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 1999, there were 1,322,000 excluded options outstanding at December 31, 1999 with exercise prices of $15.53 to $28.13 per share. All options to purchase shares of common stock were included in the computation of diluted earnings per share in 1998. During 1997 options to purchase 8,713 shares of common stock, ranging from $25.67 to $35.58, per share were outstanding but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of common shares.

NOTE 9 - SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 was effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for all prior periods have been restated.

     The Company has changed its segment breakout and has identified two segments: IT Services and the E-Solutions Group. The IT Services segment consists largely of the professional services traditionally rendered by the Company and primarily related to legacy and client server environments. IT Services is primarily Staffing, Outsourcing and Y2K. The E-Solutions Group consists of e-products, e-services and e-commerce components. Broadly defined, revenue is derived from product sales and services that enable customers to conduct business electronically. Operating income consists of income before income taxes, excluding interest income, interest expense, amortization of intangibles, restructuring charges, merger related expenses, equity in earnings of joint venture and gain on sale of joint venture , amounting to $12.6 million, $(1.0) million and $0.1 million in 1999, 1998 and 1997, respectively. Long-term assets includes goodwill, property, plant and equipment and purchased software. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on either revenue or headcount.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 9 (continued)

      BY LINE OF BUSINESS                     1999           1998          1997
                                              ----           ----          ----
                                           ------------(in thousands)--------------
     REVENUE
           IT Services                     $ 433,044      $ 459,740      $ 334,729
           E-Solutions Group                 101,550         55,181         15,581
           Corporate and other                    --             --             --
                                           ---------      ---------      ---------

                Total Revenue              $ 534,594      $ 514,921      $ 350,310
                                           =========      =========      =========

      OPERATING INCOME
           IT Services                        46,549         69,918         40,454
           E-Solutions Group                  (8,352)         8,793          2,706
           Corporate and other                    --            (90)            13
                                           ---------      ---------      ---------
                Total Operating Income     $  38,197      $  78,621      $  43,173
                                           =========      =========      =========

      ASSETS
           IT Services                       183,694        151,111         92,528
           E-Solutions Group                 111,417         57,802          6,109
           Corporate and other                52,883         87,139        118,988
                                           ---------      ---------      ---------
                Total Assets               $ 347,994      $ 296,052      $ 217,625
                                           =========      =========      =========

      DEPRECIATION EXPENSE
           IT Services                         1,094            810            935
           E-Solutions Group                   1,851            681            150
           Corporate and other                 2,518          1,727            772
                                           ---------      ---------      ---------
                Total Depreciation         $   5,463      $   3,218      $   1,857
                                           =========      =========      =========

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 9 (continued)

      BY GEOGRAPHIC AREA                                 1999                1998                1997
                                                         ----                ----                ----
                                                    --------------------(in thousands)--------------------
      REVENUE
           United States                                $480,131         $   476,252          $  334,334
           Europe                                         26,134              23,651              15,581
           Australia                                         757                  --                  --
           Canada                                         27,572              15,018                 395
                                                          ------         ------------        -----------

                Total Revenue                           $534,594         $   514,921          $  350,310
                                                         =======          ===========          =========

      LONG-TERM ASSETS
           United States                                 102,562              63,478              22,395
           Europe                                          1,623                 334                 323
           Australia                                          55                  --                  --
           Canada                                         19,636              19,494                  72
                                                          ------         ------------       ------------

                Total Long-Term Assets                  $123,876        $     83,306         $    22,790
                                                         =======         ============         ==========

NOTE 10 - SAVINGS PLAN AND OTHER RETIREMENT PLANS

     The Company maintains a defined contribution savings plan covering eligible employees. The Company makes contributions up to a specific percentage of participants' contributions. The Company contributed approximately $1,440,000, $704,000 and $469,000 in 1999, 1998 and 1997, respectively.

     In 1995, the Company instituted a Supplemental Executive Retirement Plan whereby key executives are entitled to receive lump-sum payments (or, if they elect, a ten-year payout) upon reaching the age of 65 and being in the employ of the Company. The maximum commitment if all plan members remain in the employ of the Company until age 65 is approximately $13.1 million. Benefits accrue and vest based on a formula which includes total years with the Company and total years possible until age 65. The plan is nonqualified and not formally funded. Life insurance policies on the members are purchased to assist in funding the cost. The deferred compensation expense is charged to operations during the remaining service lives of the members and amounted to approximately nil, $285,000 and $183,000 in 1999, 1998 and 1997, respectively.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 10 (continued)


     During 1999 the Company adopted an Employee Stock Purchse Plan to provide substantially all employees who have completed one year of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10 percent of eligible compensation. Quarterly, participant account balances are used to purchase shares of stock at 85 percent of its fair market value on either the first or the last trading day of each calendar quarter. A total of 250,000 shares are available for purchase under the plan. There were 122,432 shares purchased under the plan in 1999.

     In addition, the Company adopted a Deferred Compensation Plan for Key Executives that permits the individuals to defer a portion of their annual salary or bonus for a period of at least five years. There is no effect on the Company's operating results since any amounts deferred would have previously been expensed. Amounts deferred have been included in accrued payroll and amounted to $4.0 million and $2.8 million as of December 31, 1999, and 1998 respectively.


NOTE 11 - COMMITMENTS

     Leases

     The Company leases office space under long-term  operating  leases expiring
     through  2006.  As  of  December  31,  1999,   approximate  minimum  rental
     commitments were as follows:

                        Year ending           (in thousands)
                            2000                $ 13,382
                            2001                  12,848
                            2002                  11,972
                            2003                  10,394
                            2004                   9,349
                             Thereafter            3,251
                                                --------
                                                $ 61,196
                                                ========



     Office rentals are subject to escalations based on increases in real estate taxes and operating expenses. Aggregate rent expense for operating leases approximated $7,500,000, $5,136,000 and $3,721,000, in the years ended
     December 31, 1999, 1998 and 1997, respectively.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     For the years ended December 31, 1999 and 1998, selected quarterly financial data is as follows:

                                                                                     Quarters
                                                      --------------------------------------------------------------------
                                                              First          Second            Third           Fourth
                                                        -------------    -------------     -------------    -----------
                                                      --------------(in thousands, except per share data)-----------------
      1999
        Revenues                                         $ 138,141        $ 142,874          $ 135,061        $ 118,518

        Direct costs                                        90,720           95,830             95,017           83,743
        Selling, general and administrative                 29,941           33,164             33,833           34,148
        Amortization of intangibles                          1,192            1,520              1,629            1,861
        Restructuring charges                                   --               --              6,355               --
        Income/(loss) from operations                       16,288           12,360             (1,773)          (1,234)
        Interest income/(exp.) - net                           266              124               (232)            (161)
        Income/(loss) before income taxes                   16,554           12,484             (2,005)          (1,395)
        Income taxes (benefit)                               7,035            5,243               (842)            (423)
        Net income/(loss)                                    9,519            7,241             (1,163)            (972)

        Earnings/(loss) per share:
          Basic                                               0.30             0.24              (0.04)           (0.03)
          Diluted                                             0.30             0.23              (0.04)           (0.03)

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997



NOTE 13 (continued)

                                                                                     Quarters
                                                        ---------------------------------------------------------------
                                                              First          Second            Third           Fourth
                                                        -------------    -------------     -------------    -----------
                                                        --------------(in thousands, except per share data)-------------
      1998
          Revenues                                         $111,512         $123,735        $ 136,633        $ 143,041

          Direct costs                                       70,748           79,619           86,587           89,841
          Selling, general and administrative                24,199           25,751           28,075           31,480
          Amortization of intangibles                           240              493            1,052            1,745
          Merger-related expenses                             1,328            2,209              735               --
          Income from operations                             14,997           15,663           20,184           19,975
          Interest income - net                               1,333            1,526              951              774
          Equity in net loss of joint
             venture                                            (90)              --               --               --
          Gain on sale of joint venture                          --               --               --            4,180
          Income before income taxes                         16,240           17,189           21,135           24,929
          Income taxes                                        7,603            7,653            9,316           11,334
          Net income                                          8,637            9,536           11,819           13,595

          Earnings per share:
            Basic                                             $0.28            $0.31            $0.38            $0.44
            Diluted                                           $0.27            $0.30            $0.37            $0.42

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 1999, 1998 and 1997


NOTE 14 - Restructuring Charges

During the third quarter of 1999, the Company recorded a restructuring charge of approximately $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as attendant reduction of related staff levels. This provision includes an accrued payment of approximately $4.0 million relating to future costs associated with continuing rent and severance commitments.

                                                                 Remaining
                                      Recorded      Paid     at Dec. 31, 1999
                                      --------    -------    ----------------
SEVERANCE
          US                           $ 1,172     ($1,021)        $   151
          Europe                         1,127        (775)            352
          Canada                           122         (89)             33
                                       -------     -------         -------
          Total Severance              $ 2,421     ($1,885)        $   536
                                       =======     =======         =======


LEASE OBLIGATIONS
          US                             3,564        (254)          3,310
          Canada                           101         (25)             76
                                       -------     -------         -------
          Total Lease Obligations      $ 3,665     ($  279)        $ 3,386
                                       =======     =======         =======

GENERAL OFFICE CLOSURE
          Canada                       $   269     $  (188)        $    81
                                       -------     -------         -------


TOTAL                                  $ 6,355     ($2,352)        $ 4,003
                                       =======     =======         =======

                    Computer Horizons Corp. and Subsidiaries

                         MARKET AND DIVIDEND INFORMATION

                     Years ended December 31, 1999 and 1998



The Company's common stock is quoted on the Nasdaq National Market, under the symbol CHRZ. The range of high and low closing stock prices, as reported by the Nasdaq National Market, for each of the quarters for the years ended December 31, 1999 and 1998 is as follows:

                                  1999                        1998
                        ----------------------        ---------------------
                         High             Low         High              Low
                        -----            -----        ----             ----

  Quarter
      First            $28.63          $10.63       $ 52.19         $ 39.50
      Second            19.25            9.50         51.75           30.38
      Third             14.25           10.88         43.75           23.38
      Fourth            18.56           11.06         28.63           18.13


The Company plans to reinvest its earnings in future growth opportunities and, therefore, does not anticipate paying cash dividends in the near future and has not paid any to date. As of December 31, 1999, there were approximately 1,207 holders of record of common stock.