Form 10-Q
period 2000-03-31
COMPUTER HORIZONS CORP
filed 2000-05-15
CIK 23019

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


         For Quarter Ended March 31, 2000 Commission File Number 0-7282


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

                                X
                             -------
                               Yes            No

As of May 12, 2000 the issuer had 31,660,780 shares of common stock outstanding.

                           COMPUTER HORIZONS CORP.

                                    Index


                                                                     Page No.

      Part I      Financial Information

                  Consolidated Balance Sheets
                  March 31, 2000 and December 31, 1999                  3

                  Consolidated Statements of Income (Loss)
                  Three Months Ended March 31, 2000
                  and March 31, 1999                                    4

                  Condensed Consolidated Statements of
                  Cash Flows  -  Three Months Ended
                  March 31, 2000 and March 31, 1999                     5

                  Notes to Consolidated Financial Statements            6

                  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            9

      Part II     Other Information                                    11

                  Signatures                                           11

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

                                                               March 31,      December 31,
                                                                 2000            1999
                                                               ---------       ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $  19,099       $  17,072
  Accounts receivable, net of allowance for doubtful
    accounts of $3,649,000 and $5,819,000 at March
    31, 2000 and December 31, 1999, respectively                 169,926         172,806
  Deferred income tax benefit                                      8,543           8,945
  Refundable income taxes                                          7,725           5,499
  Other                                                              779           4,459
                                                               ---------       ---------
          TOTAL CURRENT ASSETS                                   206,072         208,781
                                                               ---------       ---------

PROPERTY AND EQUIPMENT                                            39,325          38,365
  Less accumulated depreciation                                  (19,678)        (18,144)
                                                               ---------       ---------
                                                                  19,647          20,221
                                                               ---------       ---------
OTHER ASSETS - NET:
  Goodwill                                                        93,646          94,349
  Deferred income tax benefit                                      2,458           2,458
  Purchased software                                               8,724           9,306
  Other                                                           13,258          12,879
                                                               ---------       ---------
          TOTAL OTHER ASSETS                                     118,086         118,992
                                                               ---------       ---------

TOTAL ASSETS                                                   $ 343,805        $347,994
                                                               =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                                       $  29,184       $  19,502
  Accrued payroll, payroll taxes and benefits                     16,652          17,764
  Accounts payable                                                11,318          17,741
  Restructuring reserve                                            3,113           4,003
  Deferred revenue                                                 9,037           9,576
  Other accrued expenses                                           8,087          10,338
                                                               ---------       ---------
          TOTAL CURRENT LIABILITIES                               77,391          78,924
                                                               ---------       ---------

LONG-TERM DEBT                                                     4,024           4,100
                                                               ---------       ---------

OTHER LIABILITIES                                                  1,934           2,318
                                                               ---------       ---------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued
    200,000 shares, including 50,000 Series A
  Common stock, $.10 par, authorized 100,000,000 shares;
     issued 33,152,206 shares at March 31, 2000 and
     33,149,595 shares at December 31, 1999 respectively           3,577           3,315
  Additional paid-in capital                                     138,923         138,821
  Accumulated comprehensive income                                  (234)            385
  Retained earnings                                              134,890         138,568
                                                               ---------       ---------
                                                                 277,156         281,089
                                                               ---------       ---------
  Less shares held in treasury, at cost; 1,601,785 shares
    and 1,780,721 shares at March 31, 2000 and
    December 31, 1999, respectively                              (16,700)        (18,437)
                                                               ---------       ---------
          TOTAL SHAREHOLDERS' EQUITY                             260,456         262,652
                                                               ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 343,805       $ 347,994
                                                               =========       =========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(dollars in thousands, except per share data)

                                                                      THREE MONTHS ENDED
                                                      ---------------------------------------------------
                                                          March 31, 2000               March 31, 1999
                                                      ----------------------       ----------------------
REVENUES:
    IT Services                                       $  80,892        70.8%       $ 117,899        85.3%
    E-Solutions Group                                    33,390        29.2%          20,242        14.7%
                                                      ---------       ------       ---------       ------

                                                        114,282       100.0%         138,141       100.0%
                                                      ---------       ------       ---------       ------
COSTS AND EXPENSES:
     Direct costs - Services                             64,788        56.7%          82,028        59.4%
     Direct costs - E-Solutions Group                    18,227        15.9%           8,692         6.3%
     Selling, general and administrative                 33,160        29.0%          29,941        21.7%
     Amortization of intangibles                          1,776         1.6%           1,192         0.8%
                                                      ---------       ------       ---------       ------

                                                        117,951       103.2%         121,853        88.2%
                                                      ---------       ------       ---------       ------

INCOME / (LOSS) FROM OPERATIONS                          (3,669)       -3.2%          16,288        11.8%
                                                      ---------       ------       ---------       ------
OTHER INCOME (EXPENSE):
     Interest income                                        141         0.1%             438         0.3%
     Interest expense                                      (407)       -0.3%            (172)       -0.1%
                                                      ---------       ------       ---------       ------

                                                           (266)       -0.2%             266         0.2%
                                                      ---------       ------       ---------       ------

INCOME / (LOSS) BEFORE INCOME TAXES                      (3,935)       -3.4%          16,554        12.0%
                                                      ---------       ------       ---------       ------

INCOME (BENEFIT) / TAXES:
     Current                                             (2,094)       -1.8%           7,928         5.7%
     Deferred                                               402         0.4%            (893)       -0.6%
                                                      ---------       ------       ---------       ------
                                                         (1,692)       -1.4%           7,035         5.1%
                                                      ---------       ------       ---------       ------


NET INCOME / (LOSS)                                      (2,243)       -2.0%           9,519         6.9%
                                                      =========       ======       =========       ======

EARNINGS / (LOSS) PER SHARE:
    Basic                                             $   (0.07)                   $    0.30
                                                      =========                    =========
    Diluted                                           $   (0.07)                   $    0.30
                                                      =========                    =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                                            31,482,000                   31,221,000
                                                     ==========                   ==========
    Diluted                                          31,482,000                   31,833,000
                                                     ==========                   ==========

Note: Certain reclassifications have been made to the prior periods to conform to the 2000 presentation.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                Three Months Ended
                                                              ------------------------
                                                              March 31,      March 31,
                                                                2000           1999
                                                              --------       --------
CASH FLOWS USED IN OPERATING ACTIVITIES                       $ (8,607)      $(28,397)
                                                              --------       --------

CASH FLOWS (USED IN) / PROVIDED BY  INVESTING ACTIVITIES
   Sales of short-term investments                                --            8,809
   Purchases of property and equipment                            (454)        (2,771)
   Increase in other assets                                       --           (1,416)
                                                              --------       --------
                                                                  (454)         4,622
                                                              --------       --------

CASH FLOWS PROVIDED BY / (USED IN) FINANCING ACTIVITIES
   Increase in borrowings                                        9,682           --
   Decrease in long-term debt                                      (76)          --
   Repurchase of common stock                                     --           (6,578)
   Stock options exercised                                       2,101          1,193
                                                              --------       --------
                                                                11,707         (5,385)
                                                              --------       --------

   Foreign currency (loss) / gain                                 (619)            37
                                                              --------       --------


NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS           2,027        (29,123)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  17,072         51,796
                                                              --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 19,099       $ 22,673
                                                              ========       ========

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Quarters Ended March 31, 2000 and March 31, 1999


1. BASIS OF PRESENTATION

The information furnished reflects all adjustments which, in the opinion of the Company, are necessary to present fairly its consolidated financial position and the results of its operations and changes in financial position for the periods indicated.

Reference is made to the Company's annual financial statements for the year ended December 31, 1999, for a description of the accounting policies, which have been continued without change. Also refer to the footnotes with those annual statements for additional details of the Company's financial condition, results of operations and changes in cash flows. The details in those notes have not changed except as a result of normal transactions in the interim.

2. EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding, except the three month period ended March 31, 2000 where the effect would have been antidilutive. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

In accordance with SFAS No.128, the table below presents both basic and diluted earnings per share:

                                                         Three Months Ended
                                                   -------------------------------
                                                    March 31,           March 31,
                                                       2000               1999
                                                   ------------       ------------
Numerator:
   Net income /(loss)(in thousands)                $     (2,243)      $      9,519
Denominator:
   Denominator for basic earnings per share
      Weighted average shares outstanding            31,482,000         31,221,000

Effect of stock options                                    --              612,000

Diluted potential earnings /(loss)per share:
   Denominator for diluted earnings per share
      Adjusted weighted average shares
      Outstanding and assumed conversions            31,482,000         31,833,000

Basic earnings /(loss) per share                   $      (0.07)      $       0.30

Diluted earnings /(loss) per share                 $      (0.07)      $       0.30


                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Quarters Ended March 31, 2000 and March 31, 1999


The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 2000, there were 962,866 excluded options outstanding at March 31, 2000 with exercise prices of $17.31 to $25.67 per share. All options to purchase shares of common stock were included in the computation of diluted earnings per share in the first quarter of 1999.

3. SEGMENT INFORMATION

The Company has identified two segments: IT Services and the E-Solutions Group. The IT Services segment consists largely of the professional services traditionally rendered by the Company and primarily related to legacy and client server environments. IT Services is primarily Staffing, Outsourcing, and Y2K. The E-Solutions Group consists of e-products, e-services and e-commerce components. Broadly defined, revenue is derived from product sales and services that enable customers to conduct business electronically. Operating income /
(loss) consists of income before income taxes, excluding interest income, interest expense and amortization of intangibles amounting to $2.0 million and $0.9 million in the first quarters of 2000 and 1999 respectively. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on either revenue or headcount.

                                  Three Months Ended
                                -------------------------
                                March 31,       March 31,
                                  2000            1999
                                ---------       ---------
REVENUE:
   IT Services                  $  80,892       $ 117,899
   E-Solutions Group               33,390          20,242
   Corporate and other               --              --
                                ---------       ---------
TOTAL                             114,282         138,141
                                ---------       ---------

OPERATING INCOME / (LOSS):
   IT Services                      1,726          16,792
   E-Solutions Group               (3,619)            688
   Corporate and other               --              --
                                ---------       ---------
TOTAL                              (1,893)         17,480
                                ---------       ---------

ASSETS:
   IT Services                    180,236         193,363
   E-Solutions Group              108,184          58,354
   Corporate and other             55,385          46,231
                                ---------       ---------
TOTAL                             343,805         297,948
                                ---------       ---------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Quarters Ended March 31, 2000 and March 31, 1999


4. RESTRUCTURING CHARGES

During the third quarter of 1999, the Company recorded a restructuring charge of $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as attendant reduction of related staff levels. As of March 31, 2000 this provision includes an accrued payment of approximately $3.1 million relating to future payments associated with continuing rent and severance commitments.

                                  Remaining at                 Remaining at
                                  Dec. 31, 1999     Paid      March 31, 2000
                                  -------------     ----      --------------
Severance:
   United States                     $  151        $  (77)        $   74
   Europe                               352          --              352
   Canada                                33          --               33
                                     ------        ------         ------
      Total Severance                $  536        $  (77)        $  459
                                     ------        ------         ------

Lease Obligations:
   United States                     $3,310        $ (807)        $2,503
   Canada                                76          --               76
                                     ------        ------         ------
      Total Lease Obligations        $3,386        $ (807)        $2,579
                                     ------        ------         ------

General Office Closure:
                                     ------        ------         ------
   Canada                            $   81        $   (6)        $   75
                                     ------        ------         ------

                                     ------        ------         ------
      Total                          $4,003        $ (890)        $3,113
                                     ------        ------         ------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            For the Quarters Ended March 31, 2000 and March 31, 1999


REVENUES. Revenues decreased to $114.3 million in the first quarter of 2000 from $138.1 million in the first quarter of 1999, a decrease of $23.8 million or 17.2%. The E-Solutions Group increased to $33.4 million in the first quarter of 2000 from $20.2 million in the first quarter of 1999, an increase of $13.2 million or 65.3%. IT Services revenues, including Year 2000 revenues, decreased to $80.9 million in the first quarter of 2000 from $117.9 million in the first quarter of 1999, a decrease of $37.0 million or 31.4%. Year 2000 services revenues decreased to $0.5 million in the first quarter of 2000 from $18.0 million in the first quarter of 1999, a decrease of $17.5 million. The Company's Year 2000 business accounted for 0.4% of total revenues in the first quarter of 2000 versus 13.0% of total revenues in the first quarter of 1999. As anticipated, the decline in Year 2000 business is reflective of the completion of code remediation assignments for major customers. IT Services revenues, excluding Year 2000 services, decreased to $80.5 million in the first quarter of 2000 from $99.9 million in the first quarter of 1999, a decrease of $19.4 million.

DIRECT COSTS. Direct costs decreased to $83.0 million in the first quarter of 2000 from $90.7 million in the first quarter of 1999. Gross margin decreased to 27.4% in the first quarter of 2000 from 34.3% in the first quarter of 1999. The decrease in gross margin was primarily due to a decrease in the Company's higher margin Year 2000 business and significant investments in the E-Solutions business. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $33.2 million in the first quarter of 2000 from $29.9 million in the comparable 1999 period. As a percentage of revenues, selling, general and administrative expenses increased to 29.0% of revenues in the first quarter of 2000 from 21.7% of revenues in the first quarter of 1999.

INCOME FROM OPERATIONS. Operating margins decreased to a loss of 3.2% in the first quarter 2000 from a profit of 11.8% in the comparable 1999 period. This decrease was primarily due to the Y2K revenue decline and its related impact on the buying habits of our customers, along with investments in the E-Solutions business in 2000. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME/EXPENSE. Other income/(expense) decreased to ($0.3) million in the first quarter of 2000 compared to other income of $0.3 million in the first quarter of 1999. This decrease in other income was primarily the result of decreased interest income.

PROVISION FOR INCOME TAXES. The effective tax rate for Federal, state and local income taxes was 43.0% for the first quarter of 2000. For the comparable 1999 period, the rate was 42.5%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            For the Quarters Ended March 31, 2000 and March 31, 1999


NET INCOME/LOSS. Net loss for the first quarter of 2000 was $2.2 million, or $0.07 loss per diluted share compared to net income of $9.5 million, or $0.30 earnings per diluted share for the first quarter of 1999, a decrease of $11.7 million.

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2000, the Company had $128.7 million in working capital, of which $19.1 million was cash, cash equivalents and short-term investments. There was $25.0 million in borrowings outstanding against one of the Company's bank lines of credit.

Net cash used by operating activities in the first three months of 2000 was $8.6 million, consisting primarily of a decrease in accounts payable and the net loss for the quarter. During the first three months of 1999, net cash used in operating activities was $28.4 million, consisting primarily an increase in accounts receivable, offset in part by net income. The significant increase in accounts receivable during the first three months of 1999 was primarily attributable to delays in billing to customers, resulting from the implementation of an enterprise-wide information system.

Net cash used in investing activities in the first three months of 2000 was $0.5 million, consisting of purchases of equipment. During the first three months of 1999, cash provided by investing activities was $4.6 million, consisting of the sales of short-term investments offset in part by the purchase of equipment.

Net cash provided by financing activities was $11.7 million for the first three months of 2000, primarily consisting of borrowings against the Company's line of credit. For the first three months of 1999, net cash used in financing activities was $5.4 million, consisting primarily of the repurchase of 510,000 shares of the Company's common stock.

At March 31, 2000, the Company had a current ratio position of 2.7 to 1. The Company believes that its cash and cash equivalents and short-term investments, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 2000.

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

      b) None



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


                                          COMPUTER HORIZONS CORP.
                                          -----------------------
                                               (Registrant)



DATE: May 15, 2000                        /s/  John J. Cassese
                                          -----------------------------------
                                          John J. Cassese
                                          Chairman of the Board and
                                          President


DATE: May 15, 2000                        /s/ William J. Murphy
                                          -----------------------------------
                                          William J. Murphy
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer) and
                                          Director


DATE: May 15, 2000                        /s/ Michael J. Shea
                                          -----------------------------------
                                          Michael J. Shea,
                                          Vice President and Controller
                                          (Principal Accounting Officer)