Form 10-Q
period 2000-06-30
COMPUTER HORIZONS CORP
filed 2000-08-14
CIK 23019

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


     For Quarter Ended JUNE 30, 2000         Commission File Number 0-7282

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

                           X
                          Yes                No

As of August 10, 2000 the issuer had 31,642,414 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.

                                      Index



                                                                                       Page No.

         Part I   Financial Information

                           Consolidated Balance Sheets
                           June 30, 2000 (unaudited) and
                           December 31, 1999                                                3

                           Consolidated Statements of Income (Loss)
                           Three and Six Months Ended June 30, 2000
                           and June 30, 1999 (unaudited)                                    4

                           Condensed Consolidated Statements of
                           Cash Flows  -  Six Months Ended
                           June 30, 2000 and June 30, 1999                                  5
                           (unaudited)

                           Notes to Consolidated Financial Statements                       6

                           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                      10

         Part II           Other Information                                               13

                           Signatures                                                      13

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)



                                                                                  June 30,    December 31,
                                                                                    2000          1999
                                                                                    ----          ----

ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                                      $  16,220    $  17,072
  Accounts receivable, net of allowance for doubtful
    accounts of $3,586 and $5,819 at June
    30, 2000 and December 31, 1999, respectively                                   169,113      172,806
  Deferred income tax benefit                                                        8,143        8,945
  Refundable income taxes                                                            8,680        5,499
  Other                                                                              3,331        4,459
                                                                                 ---------    ---------
          TOTAL CURRENT ASSETS                                                     205,487      208,781
                                                                                 ---------    ---------

PROPERTY AND EQUIPMENT                                                              40,130       38,365
  Less accumulated depreciation                                                    (21,158)     (18,144)
                                                                                 ---------    ---------
                                                                                    18,972       20,221
                                                                                 ---------    ---------
OTHER ASSETS - NET:
  Goodwill                                                                          92,425       94,349
  Deferred income tax benefit                                                        2,458        2,458
  Purchased software                                                                 7,755        9,306
  Other                                                                             14,636       12,879
                                                                                 ---------    ---------
          TOTAL OTHER ASSETS                                                       117,274      118,992
                                                                                 ---------    ---------
TOTAL ASSETS                                                                     $ 341,733    $ 347,994
                                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                                                         $  23,446    $  19,502
  Accrued payroll, payroll taxes and benefits                                       15,614       17,764
  Accounts payable                                                                  17,870       17,741
  Restructuring reserve                                                                473        4,003
  Deferred revenue                                                                   9,223        9,576
  Other accrued expenses                                                             9,461       10,338
                                                                                 ---------    ---------
          TOTAL CURRENT LIABILITIES                                                 76,087       78,924
                                                                                 ---------    ---------
LONG-TERM DEBT                                                                          --        4,100
                                                                                 ---------    ---------

OTHER LIABILITIES                                                                    1,777        2,318
                                                                                 ---------    ---------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued 200,000 shares, including
    50,000 Series A
  Common stock, $.10 par, authorized 100,000,000 shares; issued 33,152,206 shares at June 30, 2000
    and 33,149,595 shares at December 31, 1999 respectively                          3,316        3,315
  Additional paid-in capital                                                       139,393      138,821
  Accumulated comprehensive income                                                    (662)         385
  Retained earnings                                                                137,756      138,568
                                                                                 ---------    ---------
                                                                                   279,803      281,089
                                                                                 ---------    ---------
  Less shares held in treasury, at cost; 1,509,792 shares and 1,780,721 shares
    at June 30, 2000 and December 31, 1999, respectively                           (15,934)     (18,437)
                                                                                 ---------    ---------
          TOTAL SHAREHOLDERS' EQUITY                                               263,869      262,652
                                                                                 ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 341,733    $ 347,994
                                                                                 =========    =========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(dollars in thousands, except per share data)



                                                                        THREE MONTHS ENDED
                                             ---------------------------------------------------------------------------
                                                 June 30, 2000             June 30, 1999             June 30, 2000
                                             ----------------------   ----------------------   -------------------------
                                                           % of                    % of                        % of
                                                          Revenue                 Revenue                     Revenue
REVENUES:
    IT Services                                $ 77,739     65.8%      $ 115,574     80.9%      $157,062         67.6%
    E-Solutions Group                            40,356     34.2%         27,300     19.1%        75,315         32.4%
                                                -------    -----         -------    -----        -------        -----
                                                118,095    100.0%        142,874    100.0%       232,377        100.0%
                                                -------    -----         -------    -----        -------        -----

COSTS AND EXPENSES:
     Direct costs                                79,578     67.4%         95,830     67.1%       162,593         69.9%
     Selling, general and administrative         36,533     30.9%         33,164     23.2%        69,693         30.0%
     Restructuring (credit)                      (2,376)    -2.0%              -      0.0%        (2,376)        -1.0%
     Amortization of intangibles                  1,680      1.4%          1,520      1.1%         3,456          1.5%
                                                -------     -----        -------     -----       -------        -----
                                                115,415     97.7%        130,514     91.4%       233,366        100.4%
                                                -------     -----        -------     -----       -------        -----

INCOME / (LOSS) FROM OPERATIONS                   2,680      2.3%         12,360      8.6%          (989)        -0.4%
                                                -------     ----         -------     -----       -------        -----

OTHER INCOME (EXPENSE):
     Interest income                                148      0.1%            363      0.3%           289          0.1%
     Interest expense                              (449)    -0.4%           (239)    -0.2%          (856)        -0.4%
                                                -------     ----         -------     -----       -------        -----
                                                   (301)    -0.3%            124      0.1%          (567)        -0.3%
                                                -------     ----         -------     -----       -------        -----

INCOME / (LOSS) BEFORE INCOME TAXES               2,379      2.0%         12,484      8.7%        (1,556)        -0.7%
                                                -------     ----         -------     -----       -------        -----

INCOME (BENEFIT) / TAXES:
     Current                                        623      0.5%          5,909      4.1%        (1,471)        -0.6%
     Deferred                                       400      0.3%           (666)    -0.5%           802          0.3%
                                                -------     ----         -------     -----       -------        -----
                                                  1,023      0.8%          5,243      3.6%          (669)        -0.3%
                                                -------     ----         -------     -----       -------        -----

NET INCOME / (LOSS)                               1,356      1.2%          7,241      5.1%          (887)        -0.4%
                                                  =====      ===           =====      ===           ====          ===

EARNINGS / (LOSS) PER SHARE:
    Basic                                       $  0.04                  $  0.24                $  (0.03)
                                                =======                  =======                ========
    Diluted                                     $  0.04                  $  0.23                $  (0.03)
                                                =======                  =======                ========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:

    Basic                                    31,624,000               30,515,000             31,553,000
                                             ==========               ==========             ==========
    Diluted                                  32,141,000               31,323,000             31,553,000
                                             ==========               ==========             ==========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(dollars in thousands, except per share data)



                                                     SIX MONTHS ENDED
                                                 ------------------------
                                                      June 30, 1999
                                                 ------------------------
                                                                % of
                                                               Revenue
REVENUES:
    IT Services                                  $ 233,473       83.1%
    E-Solutions Group                               47,542       16.9%
                                                   -------      -----
                                                   281,015      100.0%
                                                   -------      -----

COSTS AND EXPENSES:
     Direct costs                                  186,550       66.4%
     Selling, general and administrative            63,105       22.5%
     Restructuring (credit)                                       0.0%
     Amortization of intangibles                     2,712        1.0%
                                                   -------      -----
                                                   252,367       89.9%
                                                   -------      -----

INCOME / (LOSS) FROM OPERATIONS                     28,648       10.1%
                                                   -------      -----

OTHER INCOME (EXPENSE):
     Interest income                                   801        0.3%
     Interest expense                                 (411)      -0.1%
                                                   -------      -----
                                                       390        0.2%
                                                   -------      -----

INCOME / (LOSS) BEFORE INCOME TAXES                 29,038       10.3%
                                                   -------      -----

INCOME (BENEFIT) / TAXES:
     Current                                        13,837        4.9%
     Deferred                                       (1,559)      -0.6%
                                                   -------      -----
                                                    12,278        4.3%
                                                   -------      -----

NET INCOME / (LOSS)                                 16,760        6.0%
                                                    ======        ===

EARNINGS / (LOSS) PER SHARE:
    Basic                                          $  0.54
                                                   =======
    Diluted                                        $  0.53
                                                   =======

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:

    Basic                                       30,868,000
                                                ==========
    Diluted                                     31,578,000
                                                ==========

Note: Certain reclassifications have been made to the prior periods to conform to the 2000 presentation.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)



                                                              Six Months Ended
                                                             -------------------
                                                             June 30,   June 30,
                                                              2000       1999
                                                              ----       ----

CASH FLOWS USED IN OPERATING ACTIVITIES                      $ (1,841)   $(24,305)
                                                             --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Sales of short-term investments                                 --       8,809
   Purchases of property and equipment                           (883)     (8,095)
   Acquisitions, net of cash                                       --     (14,100)
   Increase in other assets                                        --        (538)
                                                             --------    --------
                                                                 (883)    (13,924)
                                                             --------    --------

CASH FLOWS (USED IN) / PROVIDED BY FINANCING ACTIVITIES

   Increase in borrowings                                       3,944      16,362
   Decrease in long-term debt                                  (4,100)         --
   Repurchase of common stock                                      --     (11,604)
   Stock options exercised                                      3,076       1,261
                                                             --------    --------
                                                                2,920       6,019
                                                             --------    --------
   Effect of Exchange rate difference on cash                  (1,048)        169
                                                             --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (852)    (32,041)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 17,072      51,796
                                                             --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 16,220    $ 19,755
                                                             ========    ========

DETAILS OF ACQUISITIONS:

   Fair value of assets acquired, net of cash                $     --    $ 18,548
   Less liabilities assumed                                        --      (4,991)
                                                             --------    --------
  Net cash paid for acquisitions                             $     --    $ 13,557
                                                             ========    ========

                             COMPUTER HORIZONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Periods Ended June 30, 2000 and June 30, 1999
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION

The information furnished reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position and the results of its operations and changes in financial position for the periods indicated.

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

2.  EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding, except the six month period ended June 30, 2000 where the effect would have been antidilutive. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

In accordance with SFAS No.128, the table below presents both basic and diluted earnings per share:



                                                            Three Months Ended                Six Months Ended
                                                     ----------------------------------------------------------------
                                                          June 30,         June 30,        June 30,       June 30,
                                                            2000             1999            2000            1999
                                                     ---------------  ----------------  ---------------  -------------
Numerator:
   Net income / (loss) (in thousands)                  $    1,356        $    7,241        $   (887)       $   16,760
Denominator:
   Denominator for basic earnings per share
      Weighted average shares outstanding              31,624,000        30,515,000       31,553,000       30,868,000

Effect of stock options                                   517,000           808,000               --          710,000

Diluted potential earnings / (loss) per share:
   Denominator for diluted earnings per share
      Adjusted weighted average shares
      outstanding and assumed conversions              32,141,000        31,323,000       31,553,000       31,578,000

Basic earnings / (loss) per share                         $  0.04          $   0.24        $  (0.03)         $   0.54

Diluted earnings / (loss) per share                       $  0.04          $   0.23        $  (0.03)         $   0.53

                             COMPUTER HORIZONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Periods Ended June 30, 2000 and June 30, 1999
                                 (Unaudited)

The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 2000, there were 1,239,749 excluded options outstanding at June 30, 2000 with exercise prices of $11.625 to $26.625 per share. All options to purchase shares of common stock were included in the computation of diluted earnings per share in the second quarter of 1999.

3.  SEGMENT INFORMATION

The Company has identified two segments: IT Services and the E-Solutions Group. The IT Services segment consists largely of the professional services traditionally rendered by the Company and primarily related to legacy and client server environments. IT Services is primarily Staffing, Outsourcing, and Y2K. The E-Solutions Group consists of e-products, e-services and e-commerce components. Broadly defined, revenue is derived from product sales and services that enable customers to conduct business electronically. Operating income / (loss) consists of income before income taxes, excluding interest income, interest expense, restructuring credit and amortization of intangibles totaling $(0.4) million and $1.4 million in the second quarter of 2000 and 1999, respectively, and $1.6 million and $2.3 million in the six months of 2000 and 1999, respectively. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on revenue.



                                                   Six Months Ended
                                        ------------------------------------
                                               June 30,            June 30,
                                                 2000                1999
                                        ------------------ -----------------
REVENUE:

   IT Services                                   $157,062          $233,473
   E-Solutions Group                               75,315            47,542
                                        ------------------ -----------------
TOTAL                                            $232,377          $281,015
                                        ------------------ -----------------

OPERATING INCOME / (LOSS):
   IT Services                                    $ 3,528           $30,125
   E-Solutions Group                               (3,438)            1,235
                                        ------------------ -----------------
TOTAL                                               $  90           $31,360
                                        ------------------ -----------------

ASSETS:
   IT Services                                   $176,464          $193,555
   E-Solutions Group                              104,695            58,162
   Corporate and other                             60,574            76,748
                                        ------------------ -----------------
TOTAL                                            $341,733          $328,465
                                        ------------------ -----------------

                             COMPUTER HORIZONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Periods Ended June 30, 2000 and June 30, 1999
                                 (Unaudited)

4.       RESTRUCTURING CHARGES

During the third quarter of 1999, the Company recorded a restructuring charge of $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as attendant reduction of related staff levels. During the second quarter of 2000 the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected subleasing of discontinued properties that were part of the third quarter 1999 restructuring charge. The remaining $0.4 million reserve at June 30, 2000 pertains to future costs associated with continuing rent and severance commitments in the United States.



                                     Remaining at                                            Remaining at
                                    Dec. 31, 1999          Paid             Reversed        June 30, 2000
                                   ----------------- ------------------ ------------------ -----------------
Severance:
   United States                             $  151           $   (33)           $    --              $118
   Europe                                       352                --               (352)               --
   Canada                                        33                --                (33)               --
                                   ----------------- ------------------ ------------------ -----------------
      Total Severance                        $  536           $   (33)           $  (385)              $118
                                   ----------------- ------------------ ------------------ -----------------

Lease Obligations:
   United States                             $3,310           $(1,115)           $(1,840)              $355
   Canada                                        76                 --               (76)                --
                                   ----------------- ------------------ ------------------ -----------------
      Total Lease Obligations                $3,386           $(1,115)           $(1,916)              $355
                                   ----------------- ------------------ ------------------ -----------------

General Office Closure:
   Canada                                    $   81           $    (6)           $   (75)              $ --
                                   ----------------- ------------------ ------------------ -----------------
      Total                                  $4,003           $(1,154)           $(2,376)              $473
                                   ----------------- ------------------ ------------------ -----------------

5.       COMPREHENSIVE INCOME/(LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income/(loss) for the three and six months ended June 30, 2000 and June 30, 1999 are as follows:

                                        Three Months Ended       Six Months Ended
                                       ---------------------    -------------------
                                        June 30,    June 30,    June 30,   June 30,
                                          2000        1999        2000       1999
                                       ---------   ---------    --------   --------
Comprehensive Income/(loss):

Net Income/(Loss)                       $1,356       $7,241     $  (887)   $16,760
Other comprehensive income/(loss) --
     foreign currency adjustment          (428)         132      (1,047)       169
                                      ---------   ---------    --------   --------
Comprehensive income/(loss)             $  928       $7,373     $(1,934)   $16,929
                                      ---------   ---------    --------   --------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the Periods Ended June 30, 2000 and June 30, 1999


RESULTS OF OPERATIONS

REVENUES. Revenues decreased to $118.1 million in the second quarter of 2000 from $142.9 million in the second quarter of 1999, a decrease of $24.8 million or 17.4%. The E-Solutions Group increased to $40.4 million in the second quarter of 2000 from $27.3 million in the second quarter of 1999, an increase of $13.1 million or 48.0%. IT Services revenues, including Year 2000 revenues, decreased to $77.7 million in the second quarter of 2000 from $115.6 million in the second quarter of 1999, a decrease of $37.9 million or 32.8%. Year 2000 services revenues accounted for $15.0 million of the decline. As anticipated, the decline in Year 2000 business is reflective of the completion of code remediation assignments for major customers. The remaining decrease in IT Services revenue of $22.9 million is primarily attributed to the current softness in the IT Staffing business. This softness is the result of spending shifts of customers from legacy environments to e-business initiatives.

Revenues decreased to $232.4 million in the first six months of 2000 from $281.0 million in the first six months of 1999, a decrease of $48.6 million or 17.3%. The E-Solutions Group increased to $75.3 million in the first six months of 2000 from $47.5 million in the first six months of 1999, an increase of $27.8 million or 58.5%. IT Services, including Year 2000 revenues, decreased to $157.1 million in the first six months of 2000 from $233.5 million in the comparable 1999 period, a decrease of $76.4 million or 32.7%. Year 2000 revenues decreased $32.4 million from $32.8 million in the first six months of 1999 to $0.4 million in the first six months of 2000. IT Services revenues, excluding Year 2000 services, decreased to $156.7 million in the first half of 2000 from $200.7 million in the first half of 1999, a decrease of $44.1 million. The decrease in IT Services revenues, excluding Year 2000, results from the factors described above.

DIRECT COSTS. Direct costs decreased to $79.6 and $162.6 million in the second quarter and first half of 2000, respectively, from $95.8 and $186.6 million in the comparable periods of 1999. Gross margin decreased to 32.6% and 30.0% in the second quarter and first six months of 2000, respectively, from 32.9% and 33.6% in the same periods of 1999. The slight decrease of 0.3% in gross margin during the second quarter of 2000 is the net result of lower margins in IT Services because of decreased Year 2000 work offset by improved margins in the E-Solutions group led by the products division. The decrease in gross margin for the first half of 2000 was primarily due to a decrease in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (excluding the restructuring credit) increased to $36.5 and $69.7 million in the second quarter and first half of 2000, respectively, from $33.2 and $63.1 million in the comparable 1999 periods. As a percentage of revenues, selling, general and administrative expenses increased to 30.9% and 30.0% of revenues in the second quarter and first six months of 2000 from 23.2% and 22.5% of revenues in the comparable periods of 1999. During the second quarter of 2000 the Company recorded a restructuring credit to reverse $2.4 million of the restructuring charge recorded in the third quarter of 1999, leaving approximately $0.4 million of the original reserve relating to future costs associated with continuing rent and severance commitments in the United States.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the Periods Ended June 30, 2000 and June 30, 1999

INCOME FROM OPERATIONS. Operating margins, excluding the restructuring credit in 2000, decreased to 0.3% and a loss of 1.4% in the second quarter and first half of 2000, respectively, from a profit of 8.7% and 10.2% in the comparable 1999 periods. This decrease was primarily due to the Y2K revenue decline and its related impact on the buying habits of our customers, along with investments in the E-Solutions business in 2000. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME/(EXPENSE). Other income / (expense) decreased to $(0.3) million and $(0.6) million in the second quarter and first half of 2000, respectively, compared to other income of $0.1 million and $0.4 million in the same periods of 1999. This decrease in other income was primarily the result of decreased interest income.

PROVISION FOR INCOME TAXES. The effective tax rates for Federal, state and local income taxes was 43.0% for both the second quarter and first half of 2000. For the comparable 1999 periods, the rate was 42.0% and 42.3%.

NET INCOME/(LOSS). Net income for the second quarter of 2000 was $1.4 million, or $0.04 earnings per diluted share, compared to net income of $7.2 million, or $0.23 earnings per diluted share for the second quarter of 1999, a decrease of $5.8 million. For the first half of 2000, the net loss was $0.9 million, or $0.03 loss per diluted share, compared to net income of $16.8 million, or $0.53 earnings per diluted share for the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2000, the Company had $129.4 million in working capital, of which $16.2 million was cash and cash equivalents. There was $19.0 million in borrowings outstanding against the Company's bank lines of credit.

Net cash used by operating activities in the first six months of 2000 was $1.8 million, consisting primarily of a decrease in accrued payroll and the net loss for the first half of the year. During the first six months of 1999, net cash used in operating activities was $24.3 million, consisting primarily of an increase in accounts receivable, offset in part by net income. The significant increase in accounts receivable during the first six months of 1999 was primarily attributable to delays in billing to customers, resulting from the implementation of an enterprise-wide information system.

Net cash used in investing activities in the first six months of 2000 was $0.9 million, consisting of purchases of equipment. During the first six months of 1999, cash used in investing activities was $13.9 million, consisting primarily of the funds used for the acquisitions of the assets of SELECT Software Tools plc and Integrated Computer Management.

Net cash provided by financing activities was $2.9 million for the first six months of 2000, primarily consisting of stock options exercised. For the first six months of 1999, net cash provided by financing activities was $6.0 million, consisting primarily of borrowings against the Company's line of credit offset in part by the Company's repurchase of approximately 1,015,000 shares of its common stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the Periods Ended June 30, 2000 and June 30, 1999

At June 30, 2000, the Company had a current ratio position of 2.7 to 1. The Company believes that its cash and cash equivalents and short-term investments, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 2000.

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

                                               COMPUTER HORIZONS CORP.
                                              ------------------------
                                                       (Registrant)

DATE:       AUGUST 14, 2000                   /s/  JOHN J. CASSESE
            ---------------                   --------------------
                                              John J. Cassese
                                              Chairman of the Board and
                                              President

DATE:       AUGUST 14, 2000                   /s/ WILLIAM J. MURPHY
            ---------------                   ---------------------
                                              William J. Murphy
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial Officer) and
                                              Director


DATE:       AUGUST 14, 2000                   /s/ MICHAEL J. SHEA
            ---------------                   -------------------
                                              Michael J. Shea,
                                              Vice President and Controller
                                              (Principal Accounting Officer)