Form 10-Q
period 2000-09-30
COMPUTER HORIZONS CORP
filed 2000-11-14
CIK 23019

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  --------------------------------------------


 For Quarter Ended September 30, 2000           Commission File Number 0-7282
                   ------------------                                  ------

                             COMPUTER HORIZONS CORP.
                             -----------------------
            (Exact name of registrant as specified in its charter)


            NEW YORK                                 13-2638902
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

      49 Old Bloomfield Avenue, Mountain Lakes, New Jersey  07046-1495
      ------------------------------------------------------------------
               (Address of principal executive offices)     (Zip code)

        Registrant's telephone number, including area code  (973) 299-4000
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

                           X
                          ---
                          Yes                No

As of November 10, 2000 the issuer had 31,720,874 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                      Index


                                                                              Page No.
                                                                              --------
   Part I   Financial Information

                Consolidated Balance Sheets
                September 30, 2000 (unaudited) and December 31, 1999            3

                Consolidated Statements of Income (Loss)
                Three and Nine Months Ended September 30, 2000
                and September 30, 1999 (unaudited)                              4

                Condensed Consolidated Statements of
                Cash Flows  -  Nine Months Ended
                September 30, 2000 and September 30, 1999 (unaudited)           5

                Notes to Consolidated Financial Statements                      6

                Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                     10

   Part II      Other Information                                              13

                Signatures                                                     13



COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

                                                                September 30,  December 31,
                                                                    2000          1999
                                                                 ---------      ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $  15,794      $  17,072
  Accounts receivable, net of allowance for doubtful
    accounts of $3,365 and $5,819 at September
    30, 2000 and December 31, 1999, respectively                   156,267        172,806
  Deferred income tax benefit                                        7,743          8,945
  Refundable income taxes                                           13,357          5,499
  Other                                                              2,224          4,459
                                                                 ---------      ---------
          TOTAL CURRENT ASSETS                                     195,385        208,781
                                                                 ---------      ---------

PROPERTY AND EQUIPMENT                                              41,675         38,365
  Less accumulated depreciation                                    (22,958)       (18,144)
                                                                 ---------      ---------
                                                                    18,717         20,221
                                                                 ---------      ---------
OTHER ASSETS - NET:
  Goodwill                                                          91,498         94,349
  Deferred income tax benefit                                        2,458          2,458
  Purchased software                                                 7,111          9,306
  Other                                                             13,456         12,879
                                                                 ---------      ---------
          TOTAL OTHER ASSETS                                       114,523        118,992
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 328,625      $ 347,994
                                                                 =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                                         $  21,199      $  19,502
  Accrued payroll, payroll taxes and benefits                       10,403         17,764
  Accounts payable                                                  18,446         17,741
  Restructuring reserve                                                418          4,003
  Deferred revenue                                                   8,236          9,576
  Other accrued expenses                                             8,925         10,338
                                                                 ---------      ---------
          TOTAL CURRENT LIABILITIES                                 67,627         78,924
                                                                 ---------      ---------
LONG-TERM DEBT                                                          --          4,100
                                                                 ---------      ---------
OTHER LIABILITIES                                                    2,228          2,318
                                                                 ---------      ---------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued
    200,000 shares, including 50,000 Series A
  Common stock, $.10 par, authorized 100,000,000 shares;
    issued 33,152,206 shares at September 30, 2000
    and 33,149,595 shares at December 31, 1999 respectively          3,315          3,315
  Additional paid-in capital                                       139,549        138,821
  Accumulated comprehensive income                                     393            385
  Retained earnings                                                130,893        138,568
                                                                 ---------      ---------
                                                                   274,150        281,089
                                                                 ---------      ---------
  Less shares held in treasury, at cost; 1,431,332 shares
    and 1,780,721 shares at September 30, 2000 and
    December 31, 1999, respectively                                (15,380)       (18,437)
                                                                 ---------      ---------
          TOTAL SHAREHOLDERS' EQUITY                               258,770        262,652
                                                                 ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 328,625      $ 347,994
                                                                 =========      =========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(dollars in thousands, except per share data)

                                                        THREE MONTHS ENDED                            NINE MONTHS ENDED
                                           -------------------------------------------  ------------------------------------------
                                            SEPTEMBER 30, 2000     SEPTEMBER 30, 1999   SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                           --------------------    -------------------  ------------------     -------------------
                                                         % OF                    % OF                % OF                    % OF
                                                        REVENUE                REVENUE             REVENUE                  REVENUE
REVENUES:
    IT Services                            $  72,694      69.6%  $ 104,961      77.7%  $ 229,813      68.2%  $ 338,434       81.3%
    E-Solutions Group                         31,811      30.4%     30,100      22.3%    107,069      31.8%     77,642       18.7%
                                           ---------    ------   ---------    ------   ---------    ------   ---------     ------
                                             104,505     100.0%    135,061     100.0%    336,882     100.0%    416,076      100.0%
                                           ---------    ------   ---------    ------   ---------    ------   ---------     ------
COSTS AND EXPENSES:
     Direct costs                             75,011      71.8%     95,017      70.3%    237,604      70.5%    281,567       67.7%
     Selling, general and administrative      38,550      36.9%     33,833      25.1%    108,243      32.1%     96,939       23.3%
     Restructuring charge / (credit)              --       0.0%      6,355       4.7%     (2,376)     (0.7)%     6,355        1.5%
     Amortization of intangibles               1,662       1.6%      1,629       1.2%      5,118       1.5%      4,341        1.0%
                                           ---------    ------   ---------    ------   ---------    ------   ---------     ------
                                             115,223     110.3%    136,834     101.3%    348,589     103.4%    389,202       93.5%
                                           ---------    ------   ---------    ------   ---------    ------   ---------     ------

INCOME / (LOSS) FROM OPERATIONS              (10,718)    (10.3)%    (1,773)     (1.3)%   (11,707)     (3.4)%    26,874        6.5%
                                           ---------    ------   ---------    ------   ---------    ------   ---------     ------
OTHER INCOME (EXPENSE):
     Interest income                              41       0.0%        133       0.1%        330       0.1%        934        0.2%
     Interest expense                           (414)     (0.4)%      (365)     (0.3)%    (1,270)     (0.4)%      (775)      (0.2)%
                                           ---------    ------   ---------    ------   ---------    ------   ---------     ------
                                                (373)     (0.4)%      (232)     (0.2)%      (940)     (0.3)%       159        0.0%
                                           ---------    ------   ---------    ------   ---------    ------   ---------     ------

INCOME / (LOSS) BEFORE INCOME TAXES          (11,091)    (10.7)%    (2,005)     (1.5)%   (12,647)     (3.7)%    27,033        6.5%
                                           ---------    ------   ---------    ------   ---------    ------   ---------     ------
INCOME (BENEFIT) / TAXES:
     Current                                  (4,725)     (4.5)%       677       0.5%     (6,196)     (1.8)%    14,514        3.5%
     Deferred                                    400       0.4%     (1,519)     (1.1)%     1,202       0.3%     (3,078)      (0.7)%
                                           ---------    ------   ---------    ------   ---------    ------   ---------     ------
                                              (4,325)     (4.1)%      (842)     (0.6)%    (4,994)     (1.5)%    11,436        2.8%
                                           ---------    ------   ---------    ------   ---------    ------   ---------     ------

NET INCOME / (LOSS)                           (6,766)     (6.6)%    (1,163)     (0.9)%    (7,653)     (2.2)%    15,597        3.7%
                                           =========    ======   =========    ======   =========    ======   =========     ======

EARNINGS / (LOSS) PER SHARE:
    Basic                                  $   (0.21)            $   (0.04)             $  (0.24)             $   0.51
                                           =========             =========             =========             =========
    Diluted                                $   (0.21)            $   (0.04)             $  (0.24)             $   0.50
                                           =========             =========             =========             =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                                 31,710,000            30,679,000            31,605,000            30,805,000
                                          ==========            ==========            ==========            ==========
    Diluted                               31,710,000            30,679,000            31,605,000            31,488,000
                                          ==========            ==========            ==========            ==========


Note: Certain reclassifications have been made to the prior periods to conform to the 2000 presentation.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                Nine Months Ended
                                                           ----------------------------
                                                           September 30,  September 30,
                                                               2000           1999
CASH FLOWS USED IN OPERATING ACTIVITIES                      $   (976)      $(25,084)
                                                             --------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Sales of short-term investments                                 --         10,213
   Purchases of property and equipment                         (1,692)       (14,061)
   Acquisitions, net of cash                                       --         (4,858)
   Increase in other assets                                        --        (11,129)
                                                             --------       --------
                                                               (1,692)       (19,835)
                                                             --------       --------

CASH FLOWS (USED IN) / PROVIDED BY FINANCING ACTIVITIES
   Increase in borrowings                                       1,697         10,546
   (Decrease) / increase in long-term debt                     (4,100)           326
   Repurchase of common stock                                      --        (12,801)
   Stock options exercised                                      3,785          1,077
                                                             --------       --------
                                                                1,382           (852)
                                                             --------       --------

   Effect of exchange rate difference on cash                       8            597
                                                             --------       --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,278)       (45,174)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 17,072         51,796
                                                             --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 15,794       $  6,622
                                                             ========       ========


DETAILS OF ACQUISITIONS:
   Fair value of assets acquired, net of cash                               $ 19,105
   Less liabilities assumed                                                  (10,855)
   Less stock issued in connection with acquisitions                          (3,392)
                                                                            --------
   Net cash paid for acquisitions                                           $  4,858
                                                                            ========

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Periods September 30, 2000 and September 30, 1999
                                   (unaudited)

1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2000 and the consolidated statements of income / (loss) and the statement of cash flows for the three months and nine months ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the finanical position, results of operations and cash flows at September 30, 2000 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 filed by the Company. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the respective full years.

2.  EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding, except the three and nine month periods ended September 30, 2000 and the three month period ended September 30, 1999 where the effect would have been antidilutive. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

In accordance with SFAS No.128, the table below presents both basic and diluted earnings per share:

                                                              Three Months Ended                   Nine Months Ended
                                                       September 30,       September 30,       September 30,      September 30,
                                                           2000                1999                2000                1999
                                                     -----------------   ----------------   ----------------   ----------------
Numerator:
   Net income / (loss) (in thousands)                    $    (6,766)      $    (1,163)       $    (7,653)       $    15,597
Denominator:
   Denominator for basic earnings per share
      Weighted average shares outstanding                 31,710,000        30,679,000         31,605,000         30,805,000

Effect of stock options                                           --                --                 --            683,000

Diluted potential earnings / (loss) per share:
   Denominator for diluted earnings per share
      Adjusted weighted average shares
         outstanding and assumed conversions              31,710,000        30,679,000         31,605,000         31,488,000

Basic earnings / (loss) per share                        $     (0.21)      $     (0.04)       $     (0.24)       $      0.51

Diluted earnings / (loss) per share                      $     (0.21)      $     (0.04)       $     (0.24)       $      0.50


                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Periods Ended September 30, 2000 and September 30, 1999
                                   (unaudited)

The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 2000, there were 1,469,653 excluded options with exercise prices of $13.813 to $26.625 per share. During 1999, there were 1,593,217 excluded options with exercise prices of $12.92 to $28.13 per share.

3.  SEGMENT INFORMATION

The Company has identified two segments: IT Services and the E-Solutions Group. The IT Services segment consists largely of the professional services traditionally rendered by the Company and primarily related to legacy and client server environments. IT Services is primarily Staffing, Outsourcing, and Y2K. The E-Solutions Group consists of e-products, e-services and e-commerce components. Broadly defined, revenue is derived from product sales and services that enable customers to conduct business electronically. Operating income / (loss) consists of income before income taxes, excluding interest income, interest expense, restructuring charge / (credit) and amortization of intangibles totaling $2.0 million and $8.2 million in the third quarter of 2000 and 1999, respectively, and $3.7 million and $10.5 million in the nine months of 2000 and 1999, respectively. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on revenue.


                                                           Nine Months Ended
                                                    September 30,  September 30,
                                                       2000           1999
                                                   ------------- --------------
REVENUE:
   IT Services                                         $229,813     $338,434
   E-Solutions Group                                    107,069       77,642
                                                   ------------- ------------
TOTAL                                                  $336,882     $416,076
                                                   ------------- ------------

OPERATING INCOME / (LOSS):
   IT Services                                         $  4,736     $ 35,006
   E-Solutions Group                                    (13,701)       2,564
                                                   ------------- ------------
TOTAL                                                  $ (8,965)    $ 37,570
                                                   ------------- ------------

ASSETS:
   IT Services                                         $166,807     $205,328
   E-Solutions Group                                     98,944       88,326
   Corporate and other                                   62,874       36,871
                                                   ------------- ------------
TOTAL                                                  $328,625     $330,525
                                                   ------------- ------------


                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Periods Ended September 30, 2000 and September 30, 1999
                                   (unaudited)

4.  RESTRUCTURING CHARGES

During the third quarter of 1999, the Company recorded a restructuring charge of $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as reduction of related staff levels. During the second quarter of 2000 the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected subleasing of discontinued properties that were part of the third quarter 1999 restructuring charge. The remaining $0.4 million reserve at September 30, 2000 pertains to future costs associated with continuing rent and severance commitments in the United States.



                                                                                             Remaining at
                                     Remaining at                                           September 30,
                                    Dec. 31, 1999          Paid             Reversed             2000
                                   ----------------- ------------------ ------------------ -----------------
Severance:
   United States                      $  151             $   (33)             $    --                $118
   Europe                                352                   --                (352)                  --
   Canada                                 33                   --                 (33)                  --
                                   ----------          -----------          -----------          ----------
      Total Severance                 $  536             $  (33)              $ (385)                $118
                                   ----------          -----------          -----------          ----------

Lease Obligations:
   United States                      $3,310             $(1,170)             $(1,840)                $300
   Canada                                 76                   --                 (76)                  --
                                   ----------          -----------          -----------          ----------
      Total Lease Obligations         $3,386             $(1,170)             $(1,916)                $300
                                   ----------          -----------          -----------          ----------

General Office Closure:
   Canada                             $   81             $    (6)             $   (75)                $ --
                                   ----------          -----------          -----------          ----------

                                   ----------          -----------          -----------          ----------
      Total                           $4,003             $(1,209)             $(2,376)                $418
                                   ----------          -----------          -----------          ----------


                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Periods Ended September 30, 2000 and September 30, 1999
                                   (unaudited)



5.  COMPREHENSIVE INCOME / (LOSS)


Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130"), requires that items defined as other comprehensive income / (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income / (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income / (loss) for the three and nine months ended September 30, 2000 and September 30, 1999 are as follows:



                                                       Three Months Ended                    Nine Months Ended
                                                  September 30,     September 30,    September 30,     September 30,
                                                      2000               1999            2000              1999
                                              ------------------ ------------------ ----------------- ------------------
Comprehensive Income / (Loss):

Net Income / (loss)                            $(6,766)               $(1,163)           $(7,653)           $15,597
Other comprehensive income / (loss) -
       foreign currency adjustment               1,055                    428                  8                597
                                              ----------             ----------        ----------        ----------
Comprehensive income / (loss)                  $(5,711)                 $(735)           $(7,645)           $16,194
                                              ----------             ----------        ----------        ----------



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Periods Ended September 30, 2000 and September 30, 1999


RESULTS OF OPERATIONS

REVENUES. Revenues decreased to $104.5 million in the third quarter of 2000 from $135.1 million in the third quarter of 1999, a decrease of $30.6 million or 22.6%. The E-Solutions Group increased to $31.8 million in the third quarter of 2000 from $30.1 million in the third quarter of 1999, an increase of $1.7 million or 5.6%. IT Services revenues, including Year 2000 revenues, decreased to $72.7 million in the third quarter of 2000 from $105.0 million in the third quarter of 1999, a decrease of $32.3 million or 30.8%. Year 2000 services revenues accounted for $8.4 million of the decline. As anticipated, the decline in Year 2000 business is reflective of the completion of code remediation assignments for major customers. The remaining decrease in IT Services revenue of $23.9 million is primarily attributed to the current softness in the IT Staffing business. This softness is the result of spending shifts of customers from legacy environments to e-business initiatives.

Revenues decreased to $336.9 million in the first nine months of 2000 from $416.1 million in the first nine months of 1999, a decrease of $79.2 million or 19.0%. The E-Solutions Group increased to $107.1 million in the first nine months of 2000 from $77.6 million in the first nine months of 1999, an increase of $29.5 million or 38.0%. IT Services, including Year 2000 revenues, decreased to $229.8 million in the first nine months of 2000 from $338.6 million in the comparable 1999 period, a decrease of $108.8 million or 32.1%. Year 2000 revenues decreased $40.8 million from $41.0 million in the first nine months of 1999 to $0.2 million in the first nine months of 2000. IT Services revenues, excluding Year 2000 services, decreased to $229.6 million in the first nine months of 2000 from $297.6 million in the first nine months of 1999, a decrease of $68.0 million. The decrease in IT Services revenues, excluding Year 2000, results from the factors described above.

DIRECT COSTS. Direct costs decreased to $75.0 and $237.6 million in the third quarter and first nine months of 2000, respectively, from $95.0 and $281.6 million in the comparable periods of 1999. Gross margin decreased to 28.2% and 29.5% in the third quarter and first nine months of 2000, respectively, from 29.6% and 32.3% in the same periods of 1999. The decrease of 1.4% in gross margin during the third quarter of 2000 is the net result of lower margins in IT Services because of decreased Year 2000 work, offset by improved margins in the E-Solutions group. The decrease in gross margin for the first nine months of 2000 was primarily due to a decrease in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (excluding the restructuring charge / (credit)) increased to $40.2 and $113.4 million in the third quarter and first nine months of 2000, respectively, from $35.5 and $101.3 million in the comparable 1999 periods. As a percentage of revenues, selling, general and administrative expenses increased to 38.5% and 33.7% of revenues in the third quarter and first nine months of 2000 from 26.3% and 24.3% of revenues in the comparable periods of 1999. The increase in expenses for the first nine months of 2000 is primarily attributable to a $25.2 million increase in the E-Solutions Group, as the Company continues to invest in its business development organization, Chimes, the opening of three additional solution centers in 2000 and the development and sales staff of its software products company. This increase was partially offset by cost reductions of $12.7 million in the IT Services Group during the first nine months of 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Periods Ended September 30, 2000 and September 30, 1999

INCOME FROM OPERATIONS. Operating margins, excluding the restructuring credit in 2000 and the restructuring charge in 1999, decreased to a loss of 10.3% and 4.2% in the third quarter and first nine months of 2000, respectively, from a profit of 3.4% and 8.0% in the comparable 1999 periods. This decrease was primarily due to the Y2K revenue decline and its related impact on the buying habits of our customers, along with investments in the E-Solutions business in 2000. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME/(EXPENSE). Other expense increased to $0.4 million and $0.9 million in the third quarter and first nine months of 2000, respectively, compared to other expense of $0.2 million and other income of $0.2 million in the same periods of 1999. This increase in other expense was primarily the result of decreased interest income.

PROVISION FOR INCOME TAXES. The effective tax rates for Federal, state and local income taxes was 39.0% for the third quarter and 39.5% for the first nine months of 2000. For the comparable 1999 periods, the rate was 42.0% and 42.3%.

NET INCOME/(LOSS). Net loss for the third quarter of 2000 was $6.8 million, or $0.21 loss per diluted share, compared to net loss of $1.2 million, or $0.04 loss per diluted share for the third quarter of 1999, a decrease of $5.6 million. For the first nine months of 2000, the net loss was $7.7 million, or $0.24 loss per diluted share, compared to net income of $15.6 million, or $0.50 earnings per diluted share for the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $127.8 million in working capital, of which $15.8 million was cash and cash equivalents. There was $17.0 million in borrowings outstanding against the Company's bank lines of credit.

Net cash used by operating activities in the first nine months of 2000 was $1.0 million, consisting primarily of the net loss for the first nine months of the year, substantially offset by a reduction in accounts receivable. During the first nine months of 1999, net cash used in operating activities was $25.1 million, consisting primarily of an increase in accounts receivable. The significant increase in accounts receivable during the first nine months of 1999 was primarily attributable to delays in billing to customers, resulting from the implementation of an enterprise-wide information system.

Net cash used in investing activities in the first nine months of 2000 was $1.7 million, consisting of purchases of equipment. During the first nine months of 1999, cash used in investing activities was $19.8 million, consisting of purchases of equipment and increases in other assets offset by sales of short-term investments.

Net cash provided by financing activities was $1.4 million for the first nine months of 2000, primarily consisting of stock options exercised. For the first nine months of 1999, net cash used by financing activities was $0.9 million, consisting primarily of borrowings against the Company's line of credit offset by the Company's repurchase of approximately 1,087,000 shares of its common stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Periods Ended September 30, 2000 and September 30, 1999



At September 30, 2000, the Company had a current ratio position of 2.9 to 1. The Company believes that its cash and cash equivalents and short-term investments, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 2000.

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


                                          COMPUTER HORIZONS CORP.
                                              (Registrant)



DATE:       NOVEMBER 14, 2000             /S/  JOHN J. CASSESE
            -----------------             --------------------
                                          John J. Cassese
                                          Chairman of the Board and
                                          President


DATE:       NOVEMBER 14, 2000             /S/ WILLIAM J. MURPHY
            -----------------             ---------------------
                                          William J. Murphy
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer) and
                                          Director


DATE:       NOVEMBER 14, 2000             /S/ MICHAEL J. SHEA
            -----------------             -------------------
                                          Michael J. Shea,
                                          Vice President and Controller
                                          (Principal Accounting Officer)