Form 10-K
period 2000-12-01
COMPUTER HORIZONS CORP
filed 2001-04-02
CIK 23019

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                         -----------------------------------

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                          Commission file number 0-7282
                                                 ------

                            COMPUTER HORIZONS CORP.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                          13-2638902
-------------------------------                          -------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


49 Old Bloomfield Avenue
Mountain Lakes, New Jersey                                    07046-1495
---------------------------                              ---------------
(Address of principal                                    (Zip Code)
 executive offices)

Registrant's telephone number,
    including area code:                                    (973) 299-4000
                                                         -----------------

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

                     Common Stock (Par value $.10 per share)
                     ---------------------------------------
                                (Title of class)

                    Series A Preferred Stock Purchase Rights
                    ----------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 28, 2001, was approximately $108,739,000.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 28, 2001: 33,152,855 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

      There is incorporated herein by reference the registrant's (i) Annual Report to Shareholders for the year ended December 3l, 2000, in Part II of this Report and (ii) Proxy Statement for the 2001 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 10, 2001, in Part III hereof.

                                     PART I
Item 1.  BUSINESS

GENERAL

      The Company provides a wide range of information technology services and solutions to major corporations. Historically a professional services staffing firm, the Company has, over the past six years, developed the technological and managerial infrastructure to offer its clients value added services, e-business solutions, human resource e-procurement solutions, enterprise network management, software products, outsourcing, customer relationship management and knowledge transfer. The Company markets solutions to both existing and potential clients with the objective of becoming a preferred provider of comprehensive information technology services and solutions for such clients. The Company believes that the range of services and solutions that it offers, combined with its worldwide network of 43 offices and subsidiary organizations, provides it with significant competitive advantages in the information technology marketplace.

      The Company's clients primarily are Global 1000 companies with significant information technology budgets and recurring staffing or software development needs. In 2000, the Company provided information technology services to 800 clients. During 2000, the Company's largest client, Merrill Lynch, accounted for 5.0% of the Company's consolidated revenues.

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

      The Company offers a range of information technology services and solutions, which include (1) e-Business Solutions, (2) Consolidated Hiring Internet Management Efficiency System ("CHIMES"), (3) enterprise network management, (4) software products, (5) outsourcing, (6) professional services staffing, (7) knowledge transfer and (8) during 1999 and 1998, the solution for the millennium change.

      (1) e-BUSINESS SOLUTIONS: CHC eB Solutions is a leader in a new breed of end-to-end eSolutions providers, enabling legacy corporations and dot coms to build business-critical and highly scalable solutions. The company offers a comprehensive list of integrated solutions. CHC eB Solutions' offerings include: e-Business Strategy and Assessment, Web Architecture Design and Integration, Application Development, Customer Relationship Management (CRM), Project Management, Outsourcing and Networking Services. G.Triad Development Corp. ("G.Triad"), a wholly owned subsidiary of the Company, provides comprehensive web application development and Internet-working solutions, as well as network engineering and server management. G.Triad's development practice specializes in information design, data driven web site development, systems integration, project management and web hosting services.

      (2) CHIMES: Chimes, Inc. ("Chimes"), a wholly owned subsidiary of the Company, is a leading provider of e-Procurement Solutions for Human Capital Acquisition and Management. Chimes' Centralized Vendor Management (CVM) offering procures the top professionals on demand by utilizing proven supply chain management techniques. CVM manages the entire process, simplifying billing and timesheet administration and coordinating the activities of all the customer's vendors. Chimes uses scalable ISO 9002 compliant procedures and browser based software to provide customers access to the best workers, in a shorter period of time. This is accomplished while cost is controlled through competitive "e-market effect pricing."

      (3) ENTERPRISE NETWORK MANAGEMENT: eB Networks, Inc., a wholly-owned subsidiary of the Company, specializes in building and implementing strategic network infrastructure to assist companies in achieving e Business objectives. eB Networks' service offerings include infrastructure architecture, enterprise management, security, operating systems integration and high availability internet. As of December 31, 2000 this subsidiary is an asset held for sale.

      (4) SOFTWARE PRODUCTS: Princeton Softech, Inc. ("Princeton"), a wholly-owned subsidiary of the Company, is a software products company that delivers leveraging technologies for enterprise-scale solutions. Princeton's patented Relationship Engine technology enables companies with large databases and large amounts of data to manage their mission critical applications through database's relational integrity in its business context. As of December 31, 2000 this subsidiary is an asset held for sale.

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

      (6) PROFESSIONAL SERVICES STAFFING: Providing highly skilled software professionals to augment the internal information management staffs of major corporations remains the Company's primary business. The Company offers its clients centralized vendor management, supplying their staffing needs from among the Company's over 2,400 software professionals. The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business.

      (7) KNOWLEDGE TRANSFER: The Company's Education Division offers custom-designed and/or existing training programs to enhance the competencies of client staff in specific technologies, languages, methodologies and applications. The prevailing focus of the Company is to assist clients through instructor-led, on-site training and consulting in the transitioning IT organization of Fortune 1000 corporations nationwide. To support these changing technologies, the Company has developed extensive curriculum offerings in Web technologies, Relational Databases, Programming Languages, Reporting Tools, Process Improvement, UNIX, Client/Server and Mainframe technologies.

      (8) SOLUTION FOR THE MILLENNIUM CHANGE: The Company's Signature 2000 offering combines an internally developed proprietary software toolkit, skilled resources, proven methodologies, experienced project management, as well as significant millennium project experience.

PERSONNEL

      As of December 3l, 2000, the Company had a staff of 4,186, of whom more than 3,179 were IT professionals. The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

COMPETITION

      The Company competes in the commercial information technology services market which is highly competitive and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies, facilities management and management information systems ("MIS") outsourcing companies, certain "Big Five" accounting firms, and general management consulting firms. The Company's competitors also include companies such as Accenture (formerly Andersen Consulting), Technology Solutions Corporation, Cambridge Technology Partners, Inc., Cap Gemini America,
Business System Group, the consulting division of Computer Sciences
Corporation, Analysts International Corp., CIBER, Inc., Computer Task Group Inc., and Keane Inc.

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

AVAILABLE INFORMATION

      The Company is subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, the Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document filed by the Company at the SEC's public reference room in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549, or in the public reference rooms located in New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The Company's SEC filings are also available to the public from the SEC's website at http://www.sec.gov.

Item 2.   PROPERTIES

      The Company's Corporate and Financial Headquarters, as well as its Eastern Regional Office, comprising approximately 63,000 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey. The Mountain Lakes lease is for a term expiring December 31, 2002, at a current annual rental of approximately $1,500,000. As of December 3l, 2000, the Company also maintained facilities in Arizona, California, Colorado, Connecticut, Florida,

Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Washington and Washington D.C. as well as international operations located in Europe and Canada, with an aggregate of approximately 302,000 square feet. The leases for these facilities are at a current annual aggregate rental of approximately $7,036,000. These leases expire at various times with no lease commitment longer than December 31, 2009.

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


                                                                   PERIOD
NAME                    AGE               TITLE                POSITION HELD
----                    ---               -----                -------------

John J. Cassese          56          Chairman of the Board      1982 - Present
                                     and President
                                     Director                   1969 - Present

William J. Murphy        56          Executive Vice President   1997 - Present
                                     and CFO
                                     Director                   1999 - Present

Michael J. Shea          40          Controller                  1995-Present
                                     Vice President              1996-Present

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information required by this item is contained under the caption "Market and Dividend Information" in the Company's Annual Report to Shareholders for the year ended December 3l, 2000, which material is incorporated by reference in this Form 10-K Annual Report.

Item 6.  SELECTED FINANCIAL DATA

      The information required by this item is contained under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 3l, 2000, which material is incorporated by reference in this Form 10-K Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information required by this item is contained under the caption "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for the year ended December 3l, 2000, which material is incorporated by reference in this Form 10-K Annual Report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is contained under the caption "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for the year ended December 3l, 2000, which material is incorporated by reference in this Form 10-K Annual Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements together with the report thereon by Grant Thornton LLP, Independent Certified Public Accountants, appearing in the Company's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference. Such information is listed in Item 14(a)1 of this Form 10-K Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or before April 10, 2001 (the "2001 Proxy Statement").

      (b) The information called for by Item 10 with respect to executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Company".

Item 11.  EXECUTIVE COMPENSATION

      The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2001 Proxy Statement.

Item  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 2001 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1. The following consolidated financial statements, appearing in the Company's 2000 Annual Report to Shareholders, are incorporated herein by reference.

      - Report of independent certified public accountants on the consolidated financial statements

      - Consolidated balance sheets as of December 3l, 2000 and 1999

      - Consolidated statements of operations for each of the three years in the period ended December 31, 2000

      - Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 2000

      - Consolidated statements of cash flows for each of the three years in the period ended December 31, 2000

      - Notes to consolidated financial statements

2. Schedule II - Valuation and qualifying accounts for the years ended December 31, 2000, 1999 and 1998.

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

                                          COMPUTER HORIZONS CORP.


Date:  April 2, 2001                      By: /s/ John J. Cassese
                                              -------------------
                                              John J. Cassese, Chairman
                                              of the Board and President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          COMPUTER HORIZONS CORP.


Date:  April 2, 2001                      By: /s/ John J. Cassese
                                              -------------------
                                              John J. Cassese, Chairman
                                              of the Board and President
                                              (Principal Executive Officer) and
                                              Director

Date:  April 2, 2001                      By: /s/ William J. Murphy
                                              ---------------------
                                              William J. Murphy,
                                              Executive Vice President and CFO
                                              (Principal Financial Officer) and
                                              Director

Date:  April 2, 2001                      By: /s/ Michael J. Shea
                                              -------------------
                                              Michael J. Shea
                                              Vice President and Controller
                                              (Principal Accounting Officer)

Date:  April 2, 2001                      By: /s/ Thomas J. Berry
                                              --------------------
                                              Thomas J. Berry, Director


Date:  April 2, 2001                      By: /s/ William M. Duncan
                                              ---------------------
                                              William M. Duncan, Director


Date:  April 2, 2001                      By: /s/ Rocco J. Marano
                                              -------------------
                                              Rocco J. Marano, Director


Date:  April 2, 2001                      By: /s/ Earl Mason
                                              --------------
                                              Earl Mason, Director

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

4(f)          Amendment No. 3 dated as of       Exhibit 4.1 to Form 8-K
              July 13, 1999 to Rights           dated July 13, 1999
              Agreement.

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


10(d)         1991 Directors' Stock Option      Exhibit 10(g) to Form 10-K
              Plan, as amended.                 for the year ended December 31, 1994.

10(e)         1994 Incentive Stock Option and   Exhibit 10(h) to Form 10K
              Appreciation Plan.                for the fiscal year ended
                                                December 31, 1994.

10(f)         $15,000,000 Discretionary Line    Exhibit 10(h) to Form S-3
              of Credit payable to Chase        dated August 14, 1997.
              Manhattan Bank dated as of
              June 30, 1998.

10(g)         $10,000,000 Discretionary Line    Exhibit 10(h) to Form 10K
              of Credit from PNC Bank dated     for the fiscal year ended
              as of June 5, 1998                December 31, 1996

10(h)         1999 Employee Stock Purchase Plan Exhibit 99.1 to Form S8 dated
                                                March 17, 1999

10 (i)        Amendment to the employment agreement       Exhibit 10(i) to Form 10K
              dated as of March 24, 2000 between the      for the fiscal year ended
              Company and William J. Murphy.              December 31, 1999.

10 (j)        $15,000,000 Discretionary Line of           Exhibit 10(j) to Form 10K
              Credit payable to Chase Manhattan           for the fiscal year ended
              Bank dated as of June 30, 1998, as          December 31, 1999.
              amended on March 15, 2000 (increased
              to 30,000,000).

10 (k)        $20,000,000 Discretionary Line of
              Credit payable to Chase Manhattan
              Bank dated as of March 20, 2001.

13            Annual Report to Security Holders.

21            List of Subsidiaries.

23            Consent of Grant Thornton LLP,
              Independent Public Accountants

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS ON SCHEDULE II




Board of Directors and Shareholders
Computer Horizons Corp.

In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated February 21, 2001 (except for Note 5, as to which the date is March 20, 2001), which is included in the 2000 Annual Report to Shareholders and incorporated by reference in this Form 10-K, we have also audited Schedule II for each of the years ended December 31, 2000, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP


Edison, New Jersey
February 21, 2001 (except for Note 5, as to which the date is March 20, 2001)

Computer Horizons Corp. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2000, 1999 and 1998


                       Column A                         Column B            Column C           Column D         Column E
                       --------                         --------            --------           --------         --------

                                                  Balance at beginning   Charged to cost      Deductions -    Balance at end
                      Description                       of period         and expenses         describe         of period
                      -----------                       ---------         ------------       ------------       ---------
Year ended December 31, 2000
                Allowance for doubtful accounts        $ 5,819,000        $26,452,000        $29,569,000  (1)   $ 2,702,000
                                                       -----------        -----------        -----------        -----------
                Deferred tax asset valuation           $        --        $ 2,727,000        $        --        $ 2,727,000
                                                       -----------        -----------        -----------        -----------
                2000 Restructure Reserve               $        --        $43,904,000        $41,284,000  (2)   $ 2,620,000
                                                       -----------        -----------        -----------        -----------
                1999 Restructure Reserve               $ 4,003,000        $(2,376,000) (3)    $1,242,000            385,000
                                                       -----------        -----------        -----------        -----------

Year ended December 31, 1999
                Allowance for doubtful accounts        $ 3,209,000        $ 3,367,000        $   757,000  (1)   $ 5,819,000
                                                       -----------        -----------        -----------        -----------
                1999 Restructure Reserve               $        --        $ 6,355,000        $ 2,352,000        $ 4,003,000
                                                       -----------        -----------        -----------        -----------

Year ended December 31, 1998
                Allowance for doubtful accounts        $ 1,742,000        $ 1,676,000        $   209,000  (1)   $ 3,209,000
                                                       -----------        -----------        -----------        -----------

Notes

      (1)       Uncollectible accounts written off, net of recoveries.
      (2) Includes, write-down of assets held for sale and write-off of ceased operations.
      (3) Credit recorded resulting from earlier than expected subleasing of properties.

                    Computer Horizons Corp. and Subsidiaries

                             SELECTED FINANCIAL DATA

                             Year ended December 31,


                                        2000              1999             1998              1997               1996
                                    ------------      ------------      ------------      ------------      ------------
                                    ---------------(dollar amounts in thousands, except per share data)-----------------

Revenues                            $    445,479      $    534,594      $    514,921      $    350,310      $    261,411

Costs and expenses:
   Direct costs                          312,815           365,310           326,795           233,574           180,410
   Selling, general and
   administrative                        143,691           127,720           107,829            72,988            58,946
   Bad debt expense                       26,452             3,367             1,676               575                54
   Amortization of intangibles             7,434             6,202             3,530               602               677
   Restructuring charges                  41,528             6,355                --                --                --
   Merger-related expenses                    --                --             4,272               976                --

Income / (loss) from operations          (86,441)           25,640            70,819            41,595            21,324

Other income (expense):
   Interest income                           620             1,353             5,334             1,700               404
   Interest expense                       (1,825)           (1,355)             (750)             (276)             (507)
   Equity in net earnings of
     joint venture                            --                --               (90)               13               885
Gain on sale of joint venture                 --                --             4,180                --                --

Income / (loss) before income
   taxes                                 (87,646)           25,638            79,493            43,032            22,106

Income taxes / (benefit)                 (29,819)           11,013            35,906            18,498             9,031
                                    ------------      ------------      ------------      ------------      ------------

Net income / (loss)                 $    (57,827)     $     14,625      $     43,587      $     24,534      $     13,075
                                    ============      ============      ============      ============      ============

Earnings / (loss) per share:
    Basic                           $      (1.83)     $       0.47      $       1.41      $       0.89      $       0.50
                                    ============      ============      ============      ============      ============

    Diluted                         $      (1.83)     $       0.46      $       1.35      $       0.85      $       0.47
                                    ============      ============      ============      ============      ============

Weighted average number of
 shares outstanding:
     Basic                            31,656,000        30,940,000        30,925,000        27,567,000        26,380,000
                                    ============      ============      ============      ============      ============

     Diluted                          31,656,000        31,647,000        32,230,000        28,999,000        27,932,000
                                    ============      ============      ============      ============      ============

                    Computer Horizons Corp. and Subsidiaries

                             Year ended December 31,


                                                   2000             1999               1998             1997             1996
                                                 ---------        ---------         -----------       ---------        --------
                                                 ------------------(in thousands, except per share data)-----------------------
Analysis (%)
   Revenues                                        100.0%            100.0%            100.0%           100.0%          100.0%
     Gross margin                                   29.8              31.7              36.6             33.3            31.0
     Selling, general and
       administrative                               32.3              23.9              20.9             20.8            22.5
   Bad debt expense                                  5.9               0.6               0.3              0.2            --
   Amortization of intangibles                       1.7               1.2               0.7              0.1             0.3
   Restructuring charges                             9.3               1.2              --               --              --
   Merger-related expenses                          --                --                 0.8              0.3            --
   Income / (loss) from
     operations                                    (19.4)              4.8              13.8             11.9             8.2
   Interest income / (expense) - net                (0.3)             --                 0.9              0.4            --
   Equity in net earnings of joint
     venture                                        --                --                --               --               0.3
   Gain on sale of joint venture                    --                --                 0.8             --              --
   Income / (loss) before income taxes             (19.7)              4.8              15.5             12.3             8.5
   Income taxes / (benefit)                         (6.7)              2.1               7.0              5.3             3.5

Net income / (loss)                                (13.0)              2.7               8.5              7.0             5.0

   Revenue growth / (decline) YOY                  (16.7)              3.8              47.0             34.0            16.3
   Net income growth (decline)YOY                 (495.4)            (66.4)             77.7             87.6            15.6
   Return on equity, average                       (24.6)              5.7              20.2             18.9            19.9
   Effective tax rate                               34.0              43.0              45.2             43.0            40.9

At year-end
   Total assets                              $   269,396       $   347,994       $   296,052      $   217,625      $   96,610
   Working capital                               134,472           129,857           158,760          160,370          55,052
   Long-term debt                                   --               4,100                --               --           1,442
   Shareholders' equity                          207,924           262,652           246,534          185,974          73,747

   Stock price                               $       2.44      $      16.19      $      26.63     $      45.50     $     25.67
   P/E multiple                                    N/A                  34                19               51              51

Employees                                         4,186              4,149             4,834            3,794           3,228
Clients (during year)                               800                785               768              549             556
Offices (worldwide)                                  43                 50                55               49              49

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of consolidated revenues for the period indicated:


                                                                      YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                            2000               1999               1998
                                                            ----               ----               ----
   Revenues                                                 100.0%             100.0%             100.0%
   Cost and expenses:
     Direct costs                                            70.2               68.3               63.4
     Selling, general, and administrative                    32.3               23.9               20.9
     Bad debt expense                                         5.9                0.6                0.3
     Amortization of intangibles                              1.7                1.2                0.7
     Restructuring charges                                    9.3                1.2                 --
     Merger-related expenses                                   --                 --                0.8
   Income / (loss) from operations                          (19.4)               4.8               13.8
   Other income (expense):
      Interest income/(expense), net                         (0.3)                --                0.9
      Gain on sale of joint venture                            --                 --                0.8
   Income / (loss) before income taxes                      (19.7)               4.8               15.5
   Income taxes / (benefit):
      Current                                                (4.3)               3.0                7.7
      Deferred                                               (2.4)              (0.9)              (0.7)
   Net income / (loss)                                      (13.0)               2.7                8.5

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

Revenues decreased to $445.5 million in the year ended December 31, 2000 from $534.6 million in the year ended December 31, 1999, a decrease of $89.1 million, or 16.7%. E-Solutions Group revenues increased to $141.8 million in the year ended December 31, 2000 from $104.8 million in the year ended December 31,1999, an increase of $37.0 million or 35.3%. IT Services revenues, including Year 2000 revenues, decreased to $303.7 million in the year ended December 31, 2000 from $429.8 million in the year ended December 31, 1999, a decrease of $126.1 million or 29.3%. Year 2000 services revenues accounted for $44.3 million of the decline. As anticipated, the decline in Year 2000 business is reflective of the completion of code remediation assignments for major customers. The remaining decrease in IT Services revenue of $81.8 million is primarily attributed to softness in the IT Staffing business. This softness is the result of spending shifts of customers from legacy environments to e-business initiatives.

DIRECT COSTS

Direct costs decreased to $312.8 million in the year ended December 31, 2000 from $365.3 million in the year ended December 31, 1999. Gross margin decreased to 29.8% in the year ended December 31, 2000 from 31.7% in the year ended December 31, 1999. This decrease in gross margin was primarily due to a decrease in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuation due to a number of factors, including the level of salary and other compensation-related expenses necessary to attract and retain qualified technical personnel and the mix of IT Services versus E-Solutions business during the year.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general and administrative expenses (excluding bad debt expense, amortization expense, restructuring charges and merger-related expenses) increased to $143.7 million in the year ended December 31, 2000 from $127.7 million in the year ended December 31, 1999, an increase of $16.0 million or 12.5%. The increase in selling, general and administrative expenses was primarily attributable to an increase in the E-Solutions Group, as the Company continues to invest in its business development organization, Chimes and the development and sales staff of its software products company. This increase was partially offset by cost reductions in the IT Services Group during 2000.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

BAD DEBT EXPENSE

Bad debt expense increased to $26.5 million in the year ended December 31, 2000 from $3.4 million in the year ended December 31, 1999, an increase of $23.1 million. This increase includes a charge of $21.6 million in the fourth quarter of 2000 as a direct result of problems created in late 1998 and early 1999 relating to the flawed implementation of an enterprise-wide information system. The system was stabilized in the latter part of 1999 and much of 2000 was spent attempting to reconcile and settle outstanding balances with customers. However, it was deemed necessary in the fourth quarter of 2000 to make major concessions with customers for old balances in order to avoid potentially damaging conflicts.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased to $7.4 million in the year ended December 31, 2000 from $6.2 million in the year ended December 31, 1999, an increase of $1.2 million or 19.4%. This increase in amortization of intangibles was primarily due to additional goodwill resulting from acquisition earnouts.

RESTRUCTURING CHARGES / (CREDITS)

During the fourth quarter of 2000, the Company recorded a restructuring charge of $43.9 million related to the closing of seven offices, the size reduction of other IT Services offices, a non-cash write down of assets held for sale of $26.2 million for eB Networks and $6.9 million for Select Software, along with $7.2 million for ceased operations. During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected subleasing of discontinued properties that were part of the third quarter 1999 restructuring charge. During the third quarter of 1999, the Company recorded a restructuring charge of $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as reduction of related staff levels.

INCOME / (LOSS) FROM OPERATIONS

Income / (loss) from operations, excluding bad debt expense and restructuring charges, decreased to a loss of $18.5 million in the year ended December 31, 2000 from income of $35.4 million in the year ended December 31, 1999, a decrease of $53.9 million or 152.3%. Operating margins, excluding bad debt expense and restructuring charges, decreased to a loss of 4.1% in the year ended December 31, 2000 from income of 6.6% in the year ended December 31,1999. The decrease was primarily due to decreases in the Company's higher margin Year 2000 business, a softness in the IT Staffing business and investments in the E-Solutions business, including Chimes in 2000. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

OTHER INCOME / EXPENSE

For the year ended December 31, 2000, other expense increased to $1.2 million. This increase in other expenses was primarily due to interest expense on higher borrowings and a decrease of interest income.

PROVISION FOR INCOME TAXES

The effective tax rate for Federal, state, and local income taxes was 34.0% and 43.0% in the years ended December 31, 2000 and 1999, respectively. The decrease in the 2000 effective tax rate was primarily due to losses incurred in 2000.

NET INCOME / (LOSS)

Net income / (loss) decreased to a loss of $57.8 million in the year ended December 31, 2000 from net income of $14.6 million in the year ended December 31, 1999, a decrease of $72.4 million or 495.9%. Net loss per share (diluted) decreased to $1.83 in the year ended December 31, 2000 from net income per share (diluted) of $0.46 in the year ended December 31, 1999. The effect of bad debt expense and restructuring charges amounted to $1.42 loss per share, net of taxes, in 2000. The effect of bad debt expense and restructuring charges totaled $0.18 per diluted share in 1999, net of taxes.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

Revenues increased to $534.6 million in the year ended December 31, 1999 from $514.9 million in the year ended December 31, 1998, an increase of $19.7 million, or 3.8%. E-Solutions Group revenues increased to $104.8 million in the year ended December 31, 1999 from $56.3 million in the year ended December 31, 1998, an increase of $48.5 million or 86.1%. IT Services revenues, including Year 2000 revenues, decreased to $429.8 million in the year ended December 31, 1999 from $458.6 million in the year ended December 31, 1998, a decrease of $28.8 million or 6.3%. Year 2000 services revenues decreased to $44.5 million in the year ended December 31, 1999, from $136.0 million in the year ended December 31, 1998, a decrease of $91.5 million or 67.3%. The Company's Year 2000 business accounted for approximately 8% of total revenues in the year ended December 31, 1999 versus approximately 26% of total revenues in 1998. As anticipated, the decline in Year 2000 business is reflective of the completion of code remediation assignments for major customers. IT Services revenues, excluding Year 2000 services, increased to $385.3 million in the year ended December 31, 1999, from $322.6 million in the year ended December 31, 1998, an increase of $62.7 million.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

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

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general and administrative expenses (excluding bad debt expense, amortization expense, restructuring charges and merger-related expenses) increased to $127.7 million in the year ended December 31, 1999 from $107.8 million in the year ended December 31, 1998, an increase of $19.9 million or 18.5%. The increase in selling, general and administrative expenses was primarily a result of salaries and commissions for additional sales and recruiting personnel and, to a lesser extent, growth in the administrative infrastructure of certain subsidiaries. During 1998, the Company incurred merger-related expenses of approximately $4.3 million or 0.8% of revenues.

BAD DEBT EXPENSE

Bad debt expense increased to $3.4 million in the year ended December 31, 1999 from $1.7 million in the year ended December 31, 1998, an increase of $1.7 million. This increase was due to the write-off of accounts receivable balances related to the flawed implementation of an enterprise-wide information system.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased to $6.2 million in the year ended December 31, 1999 from $3.5 million in the year ended December 31, 1998, an increase of $2.7 million or 77.1%. This increase in amortization of intangibles was primarily due to the acquisitions of G. Triad Enterprises, Inc., Integrated Computer Management and SELECT Software Tools plc.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

INCOME FROM OPERATIONS

Income from operations, excluding bad debt expense and restructuring charges in 1999 and bad debt expense and merger-related expenses in 1998, decreased to $35.4 million in the year ended December 31, 1999 from $76.8 million in the year ended December 31, 1998, a decrease of $41.4 million or 53.9%. Operating margins, excluding bad debt expense and restructuring charges in 1999 and bad debt expense and merger-related expenses in 1998, decreased to 6.6% in the year ended December 31, 1999 from 14.9% in the year ended December 31,1998. The decrease was primarily due to decreases in the Company's higher margin Year 2000 business and personnel investments in the E-Solutions business in 1999. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME / EXPENSE

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

NET INCOME

Net income decreased to $14.6 million in the year ended December 31, 1999 from $43.6 million in the year ended December 31, 1998, a decrease of $29.0 million or 66.5%. Net income per share (diluted) decreased to $0.46 in the year ended December 31, 1999 from $1.35 in the year ended December 31, 1998. The effect of bad debt expense and restructuring charges amounted to $0.18 per share in 1999 while the effect of bad debt expense and merger related expenses amounted to $0.10 per share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Computer Horizons finances its operations primarily through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At December 31, 2000, the Company had $134.5 million in working capital, of which $17.6 million was cash and cash equivalents.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


Net cash provided by operating activities for the year ended December 31, 2000 totaled $9.9 million, primarily attributable to a non-cash charge relating to an increase in the provision for bad debts, the amortization and write-off of intangibles and the write-down of assets held for sale, offset in part by the current year operating loss. Net cash used in operating activities was $19.5 million in 1999 and net cash provided by operating activities was $15.8 million in 1998, consisting primarily of net income, offset in part by an increase in accounts receivable. The significant increase in accounts receivable during 1999 was primarily attributable to delays in billing to customers resulting from the implementation of an enterprise-wide information system.

Net cash used in investing activities was $9.1 million, $14.3 million and $55.6 million in the years ended December 31, 2000, 1999, and 1998, respectively. Net cash used in investing activities in 2000 primarily was attributable to acquisition related earnouts. Net cash used in investing activities in 1999 consisted primarily of $14.0 million used for the acquisitions of the assets of SELECT Software Tools plc, Integrated Computer Management, G. Triad Enterprises, Inc., SPP, and Unibase. Net cash used in investing activities in 1998 consisted primarily of $50.4 million used for the acquisitions of the assets of Enterprise Solutions Group, RPM Consulting, and Infomatics Search Group. In addition, the Company used approximately $6.0 million relating to the Company's new accounting/information system.

For the year ended December 31, 2000, net cash provided by financing activities was $1.1 million, resulting from $1.2 million in borrowings against the Company's bank lines of credit, $2.2 million of stock issued as a result of the Company's employee stock purchase program and stock option exercises partially offset by a reduction of $4.1 of the Company's long-term debt. Net cash used in financing activities in 1999 was $2.1 million, primarily resulting from $15.0 million in borrowings against the Company's bank lines of credit, partially offset by $12.8 million used to repurchase the Company's stock. Net cash used in financing activities in 1998 totaled $0.6 million and resulted primarily from repayments of notes to banks, offset by cash received from the exercise of stock options.

At December 31, 2000, the Company had a current ratio position of 3.2 to 1, no long-term debt and $16.5 million of outstanding borrowing under its two unsecured discretionary lines of credit of $20.0 million and $10.0 million. The Company intends to convert its two unsecured discretionary lines of credit into a secured asset-based lending facility and is currently in discussions with an asset-based lending institution. The Company expects this arrangement to be a $40 million facility with availability based primarily on eligible customer receivables. In addition, the Company expects a federal income tax refund of approximately $21 million as a result of the carryback of current year operating losses to profitable prior years. The Company believes that its cash and cash equivalents, lines of credit, internally generated funds and tax refunds will be sufficient to meet its working capital needs through 2001.

The Company's billed accounts receivable were $65.4 million and $128.2 million at December 31, 2000 and December 31, 1999, respectively. Billed days sales outstanding were 61 days at December 31, 2000 and 84 days at December 31, 1999, based on annual sales.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

MARKET RISK EXPOSURE

The Company has financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the current holdings, the exposure to interest rate risk is not material. Additionally, the Company had $16.5 million in outstanding borrowings against a bank line of credit at December 31, 2000, which has a floating LIBOR interest rate plus 1.2%.

FOREIGN CURRENCY EXPOSURE

The Company's international operations expose it to translation risk when the local currency financial statements are translated to U.S. dollars. As currency exchange rates fluctuate, translation of the statements of income of international business into U.S. dollars will affect the comparability of revenues and expenses between years. None of the components of the Company's consolidated statements of income was materially affected by exchange rate fluctuations in 2000, 1999 or 1998.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             COMPUTER HORIZONS CORP.

                           December 31, 2000 and 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
COMPUTER HORIZONS CORP.


We have audited the accompanying consolidated balance sheets of Computer Horizons Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Horizons Corp. and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ Grant Thornton LLP
----------------------
GRANT THORNTON LLP


Edison, New Jersey
February 21, 2001 (except for Note 5, as to which the date is March 20, 2001)

                    Computer Horizons Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                      --------------------------
                         ASSETS                         2000              1999
                                                      --------          --------
                                                (in thousands, except per share data)
CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                  $ 17,559         $ 17,072
   Accounts receivable (Note 3)                          98,021          172,806
   Net assets held for sale (Note 2)                     35,274               --
   Deferred income taxes (Note 7)                        19,207            8,945
   Refundable income taxes                               21,325            5,499
   Other                                                  2,998            4,459
                                                       --------         --------

        Total current assets                            194,384          208,781
                                                       --------         --------








PROPERTY AND EQUIPMENT:
   Furniture, equipment and other                        31,962           38,365
   Less accumulated depreciation                         17,920           18,144
                                                       --------         --------

                                                         14,042           20,221
                                                       --------         --------






OTHER ASSETS - NET:
   Goodwill (Note 1)                                     51,264           94,349
   Deferred income taxes (Note 7)                           603            2,458
   Purchased software (Note 1)                               --            9,306
   Other                                                  9,103           12,879
                                                       --------         --------

                                                         60,970          118,992
                                                       --------         --------
        TOTAL ASSETS                                   $269,396         $347,994
                                                       ========         ========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                                   December 31,
                                                            ------------------------
          LIABILITIES AND SHAREHOLDERS' EQUITY                2000            1999
                                                            ---------      ---------
                                                      (in thousands, except per share data)
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 5)               $  20,704      $  19,502
   Accrued payroll, payroll taxes and benefits                 14,194         17,764
   Accounts payable                                            17,945         17,741
   Restructuring reserve                                        2,887          4,003
   Deferred revenue                                                --          9,576
   Other accrued expenses                                       4,182         10,338
                                                            ---------      ---------

        Total current liabilities                              59,912         78,924
                                                            ---------      ---------



Long-term debt                                                     --          4,100

Other liabilities                                               1,560          2,318
                                                            ---------      ---------


SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par; authorized and unissued,
     200,000 shares, including 50,000 Series A
   Common stock, $.10 par; authorized, 100,000,000
     shares; issued 33,152,206 shares and 33,149,595
     shares at December 31, 2000 and 1999, respectively         3,315          3,315
   Additional paid-in capital                                 139,418        138,821
   Accumulated comprehensive income/(loss)                       (980)           385
   Retained earnings                                           80,741        138,568
                                                            ---------      ---------

                                                              222,494        281,089
                                                            ---------      ---------

   Less shares held in treasury, at cost; 1,344,615
     shares and 1,780,721 shares at December 31,
     2000 and 1999, respectively                              (14,570)       (18,437)
                                                            ---------      ---------

        Total shareholders' equity                            207,924        262,652
                                                            ---------      ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 269,396      $ 347,994
                                                            =========      =========

                    Computer Horizons Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year Ended December 31,
                                                   ------------------------------------------------
                                                       2000              1999              1998
                                                   ------------      ------------      ------------
                                                   -------(in thousands, except per share data)----

Revenues                                           $    445,479      $    534,594      $    514,921
                                                   ------------      ------------      ------------

COSTS AND EXPENSES:
  Direct costs                                          312,815           365,310           326,795
  Selling, general and administrative                   143,691           127,720           107,829
  Bad debt expense (Note 3)                              26,452             3,367             1,676
  Amortization of intangibles                             7,434             6,202             3,530
  Restructuring charges (Note 13)                        41,528             6,355                --
  Merger-related expenses                                    --                --             4,272
                                                   ------------      ------------      ------------

                                                        531,920           508,954           444,102
                                                   ------------      ------------      ------------

Income / (loss) from operations                         (86,441)           25,640            70,819
                                                   ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest income                                           620             1,353             5,334
  Interest expense                                       (1,825)           (1,355)             (750)
  Equity in net loss of joint
   venture (Note 4)                                          --                --               (90)
  Gain on sale of joint venture (Note 4)                     --                --             4,180
                                                   ------------      ------------      ------------

                                                         (1,205)               (2)            8,674
                                                   ------------      ------------      ------------

Income / (loss) before income taxes                     (87,646)           25,638            79,493
                                                   ------------      ------------      ------------

INCOME TAXES/ (BENEFIT) (Notes 1 and 7):
  Current                                               (19,339)           16,081            39,645
  Deferred                                              (10,480)           (5,068)           (3,739)
                                                   ------------      ------------      ------------

                                                        (29,819)           11,013            35,906
                                                   ------------      ------------      ------------

NET INCOME / (LOSS)                                $    (57,827)     $     14,625      $     43,587
                                                   ============      ============      ============

Earnings / (loss) per share (Notes 1 and 8):
   Basic                                           $      (1.83)     $       0.47      $       1.41
                                                   ============      ============      ============
   Diluted                                         $      (1.83)     $       0.46      $       1.35
                                                   ============      ============      ============

Weighted average number of shares outstanding:
   Basic                                             31,656,000        30,940,000        30,925,000
                                                   ============      ============      ============
   Diluted                                           31,656,000        31,647,000        32,230,000
                                                   ============      ============      ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    Computer Horizons Corp. and Subsidiaries

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                                     EQUITY

                  Years ended December 31, 2000, 1999 and 1998

                                                                      Accumulated
                                                             Addi-       other
                                    COMMON STOCK            tional   comprehensive
                                ------------------------    paid-in      income/     Retained         TREASURY STOCK
                                  Shares       Amount       Capital      (loss)      earnings       Shares      Amount       Total
                                -----------  -----------  -----------  -----------  -----------  ----------- ----------- -----------
                                ----------------------------------(dollars in thousands)--------------------------------------------
BALANCE, DECEMBER 31, 1997       31,247,069  $     3,125  $   117,718  $        84  $    78,919    1,692,253 $    13,872 $  185,974
                                -----------  -----------  -----------  -----------  -----------  ----------- ----------- ----------
Net income for the year                                                                  43,587                              43,587
Other comprehensive income:
   Foreign currency translation
   Adjustments                                                                (846)                                            (846)
                                                                                                                         -----------
Total comprehensive income                                                                                                   42,741
Increase resulting from
   immaterial pooling               954,213           95          170                     2,607                               2,872
Stock options exercised               2,265                      (250)                     (399)    (510,209)     (4,182)     3,533
Tax benefits related to
   stock option plans                                           2,998                                                         2,998
Stock issuance costs                                              (20)                                                          (20)
Issuance of common stock
   for purchase of assets           148,033           15        8,205                               (120,382)       (987)     9,207
Dividends paid (Spargo)                                                                    (771)                               (771)
                                -----------  -----------  -----------  -----------  -----------  ----------- ----------- ----------
BALANCE, DECEMBER 31, 1998       32,351,580  $     3,235  $   128,821  $      (762) $   123,943    1,061,662 $     8,703 $  246,534
                                -----------  -----------  -----------  -----------  -----------  ----------- ----------- ----------

Net income for the year                                                                  14,625                              14,625
Other comprehensive income:
   Foreign currency translation
     adjustments                                                             1,147                                            1,147
                                                                                                                         ----------
Total comprehensive income                                                                                                   15,772
Stock options exercised                                           (14)                              (230,684)     (1,890)     1,876
Other issuances of common stock      32,816            3                                                                          3
Tax benefits related to
   stock option plans                                              99                                                            99
Stock warrants exercised                                          (76)                                (9,250)        (76)        --
Issuance of common stock for
   purchase of assets               765,199           77        9,840                                 (5,575)        (48)     9,965
Employee Stock Purchase
   program                                                        151                               (122,432)     (1,004)     1,155
Purchase of Treasury Shares                                                                        1,087,000      12,752    (12,752)
                                -----------  -----------  -----------  -----------  -----------  ----------- ----------- ----------

BALANCE, DECEMBER 31, 1999       33,149,595  $     3,315  $   138,821  $       385  $   138,568    1,780,721 $    18,437 $  262,652
                                -----------  -----------  -----------  -----------  -----------  ----------- ----------- ----------

Net loss for the year                                                                   (57,827)                            (57,827)
Other comprehensive loss:
   Foreign currency
   translation adjustments                                                  (1,365)                                          (1,365)
                                                                                                                         -----------
Total comprehensive loss                                                                                                    (59,192)
Stock options exercised                                                                             (171,311)     (1,695)     1,695
Other issuances of common stock       2,611                                                                                      --
Tax benefits related to stock
   option plans                                                    64                                                            64
Issuance of common stock for
   purchase of assets                                             237                                (32,470)       (266)       503
Employee Stock Purchase
   program                                                        296                               (232,325)     (1,906)     2,202
                                -----------  -----------  -----------  -----------  -----------  ----------- ----------- ----------

BALANCE, DECEMBER 31, 2000       33,152,206  $     3,315  $   139,418  $      (980) $    80,741    1,344,615 $    14,570 $  207,924
                                ===========  ===========  ===========  ===========  ===========  =========== =========== ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                    Computer Horizons Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                          ------------------------------------
                                                                            2000          1999          1998
                                                                          --------      --------      --------
                                                                          ----------(in thousands)------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income/(loss)                                                      $(57,827)     $ 14,625      $ 43,587
   Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
       Deferred taxes                                                      (10,480)       (5,068)       (3,665)
       Depreciation                                                          7,655         5,463         3,218
       Gain on sale of joint venture                                            --            --        (3,125)
       Amortization of intangibles                                           7,434         6,202         4,145
       Provision for bad debts                                              26,452         3,367         1,676
       Write-down of assets held for sale                                   33,114            --            --
       Write off of goodwill                                                 7,248            --            --
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                                18,278       (36,009)      (43,085)
         Other current assets                                               (2,873)       (2,036)         (572)
         Assets held for sale                                               (6,428)           --            --
         Other assets                                                        3,778        (5,898)       (1,462)
         Refundable income taxes                                           (12,862)       (5,499)           --
         Accrued payroll, payroll taxes and benefits                        (3,261)       (6,498)        5,784
         Accounts payable                                                    1,475        10,750           415
         Income taxes payable                                                   --        (6,547)        4,544
         Other accrued expenses                                             (1,267)        8,650        (1,529)
         Other liabilities                                                    (544)       (1,030)        5,866
                                                                          --------      --------      --------
         Net cash provided by/(used in) operating activities                 9,892       (19,528)       15,797
                                                                          --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of furniture and equipment                                     (5,607)       (7,924)      (11,122)
   Acquisitions, net of cash                                                    --       (13,955)      (51,948)
   Changes in goodwill                                                      (3,496)       (3,670)          262
   Proceeds from sale of joint venture                                          --            --         4,695
   Purchases of short-term investments                                          --        11,259         2,556
                                                                          --------      --------      --------
         Net cash used in investing activities                              (9,103)      (14,290)      (55,557)
                                                                          --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Notes payable - banks, net                                                1,202         7,502        (2,313)
   Long-term debt                                                           (4,100)          100        (1,000)
   Dividends paid (Spargo)                                                      --            --          (771)
   Stock issuance cost                                                          --            --           (20)
   Stock options exercised                                                   1,759         1,989         3,533
   Purchase of treasury shares                                                  --       (12,752)           --
   Other stock issuances                                                        --           (11)           --
   Stock issued on employee stock purchase plan                              2,202         1,155            --
   Issuance of common stock for purchase of assets                              --           (36)           --
                                                                          --------      --------      --------
         Net cash provided by/(used in) financing activities                 1,063        (2,053)         (571)
                                                                          --------      --------      --------
         Foreign currency (losses)/gains                                    (1,365)        1,147            41
         Net increase/(decrease) in cash and cash equivalents                  487       (34,724)      (40,290)
Cash and cash equivalents at beginning of year                              17,072        51,796        92,086
                                                                          --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 17,559      $ 17,072      $ 51,796
                                                                          ========      ========      ========
Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest                                                             $  1,538      $    811      $    132
     Income taxes                                                           (2,890)       28,025        35,111

Details of acquisition:
   Fair value of assets                                                   $     --      $ 46,853      $ 70,590
   Liabilities                                                                  --        32,898        20,177
                                                                          --------      --------      --------
   Cash paid for acquisition                                              $     --      $ 13,955      $ 50,413
                                                                          ========      ========      ========
   Book value of assets held for sale, net of cash                        $ 80,035      $     --      $     --
   Liabilities                                                              18,075            --            --
                                                                          --------      --------      --------
   Net assets held for sale before write-down, net of cash                  61,960            --            --
   Write-down of assets held for sale                                       33,114            --            --
                                                                          --------      --------      --------
   Net assets held for sale, net of cash                                  $ 28,846      $     --      $     --
                                                                          ========      ========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    Computer Horizons Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS

   Computer Horizons Corp. is a strategic e-Business solutions and professional services company. The Company enables its Global 1000 customer base to realize competitive advantages through two major divisions, CHC eB-Solutions and IT Services. Combined, Computer Horizons provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, e-procurement solutions for Human Resource acquisition and management (CHIMES), strategic outsourcing and managed resourcing as well as software and relational database products.

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Computer Horizons Corp. and its wholly-owned subsidiaries (the "Company"). The Company's investment in a joint venture (Note 4) was accounted for under the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

   REVENUE RECOGNITION

   The Company recognizes revenues as professional services are performed. On fixed fee engagements, revenue and gross profit adjustments are made to reflect revisions in estimated total costs and contract values. The Company's Chimes division recognizes revenue on a net fee basis. Estimated losses are recorded when identified.

   RECRUITMENT COSTS

   Recruitment costs are charged to operations as incurred.

   ADVERTISING COSTS

   The Company expenses all advertising costs as incurred and classifies these costs under selling, general and administrative expenses. Advertising costs for the years ended December 31, 2000, 1999 and 1998 were $0.8 million, $0.9 million and $1.2 million, respectively.

   RESEARCH AND DEVELOPMENT COSTS

   The Company charges all costs incurred to establish the technological feasibility of software products or product enhancements to research and development costs, which are included in selling, general and administrative expenses. Research and Development costs for the years ended December 31, 2000, 1999 and 1998 were $6.9 million, $6.3 million and $2.5 million, respectively.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 1 (CONTINUED)

   CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include highly liquid instruments with a maturity of three months or less at the time of purchase and consist of the following at December 31:


                                                                2000          1999
                                                              -------       -------
                                                              ----(in thousands)---

     Cash                                                     $11,126       $10,762
     Money market funds                                            83         4,830
     Demand obligations                                             1         1,480
     Commercial paper                                           6,349            --
                                                              -------       -------

                                                              $17,559       $17,072
                                                              =======       =======

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments, which potentially subject the Company to concentrations of credit risk, regardless of the degree of such risk, consist principally of cash and cash equivalents and trade accounts receivable. In addition, as of December 31, 2000, the Company had $16.5 million of debt outstanding with a floating LIBOR interest rate plus 1.2%. The Company invests the majority of its excess cash in money market funds, commercial paper and demand obligations of high-credit, high-quality financial institutions or companies, with certain limitations as to the amount that can be invested in any one entity.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 1 (CONTINUED)

   The Company maintains its cash balances principally in six financial institutions located in the United States, Canada and the United Kingdom. The balances in U.S. banks are insured by the Federal Deposit Insurance Corporation up to $100,000 for each entity at each institution. The balance in the Canadian bank is insured by the Canadian Deposit Insurance Corporation up to $60,000 Canadian (approximately $40,000 U.S.). There is no depository insurance in the United Kingdom. At December 31, 2000, uninsured amounts held by the Company at these financial institutions total approximately $16,919,000.

   The Company's customers are generally very large, Global 1000 companies in many industries and with wide geographic dispersion. The Company's largest customer accounts for approximately 8.8% and 4.1% of billed accounts receivable at December 31, 2000 and 1999, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts receivable and payable and long-term debt) approximates fair value because of the short maturities or, as to long-term debt, the rates currently offered to the Company.

   PROPERTY AND EQUIPMENT AND DEPRECIATION

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

   GOODWILL AND PURCHASED SOFTWARE

   Goodwill, the cost in excess of the fair value of net assets acquired, is being amortized by the straight-line method, for periods ranging from twenty to thirty years. Accumulated amortization is $15,875,000 and $10,303,000 at December 31, 2000 and 1999, respectively. Purchased software was being amortized by the straight-line method, for a period of five years and is now included in net assets held for sale (See Note 2). Accumulated amortization was $5,604,000 and $3,742,000 at December 31, 2000 and 1999.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 1 (CONTINUED)


   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

   The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such as asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   INCOME TAXES

   The Company and its domestic subsidiaries file a consolidated Federal income tax return. The foreign subsidiaries file in each of their local jurisdictions.

   Deferred income taxes result from temporary differences between income reported for financial and income tax purposes. These temporary differences result primarily from the allowance for doubtful accounts provision and certain accrued expenses which are deductible, for tax purposes, only when paid. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

   Tax benefits from early disposition of the stock by optionees under incentive stock options and from exercise of non-qualified options are credited to additional paid-in capital.

   The Company provides United States income taxes on the earnings of foreign subsidiaries, unless they are considered permanently invested outside the United States. As of December 31, 2000, there is no cumulative amount of earnings on which United States income taxes have not been provided.

   EARNINGS PER SHARE

   Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding, except when the effect is anti-dilutive. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

   USE OF ESTIMATES IN FINANCIAL STATEMENTS

   In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     Computer Horizons Corp. and Subsidiary

                        December 31, 2000, 1999 and 1998

NOTE 1 (CONTINUED)

   FOREIGN CURRENCY TRANSLATION

   For operations outside the United States that prepare financial statements in currencies other than the United States dollar, results of operations and cash flows are translated at the average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments are included as a separate component of comprehensive income/(loss) within the statement of shareholders' equity.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivatives Instruments and certain Hedging Activities," (collectively referred to as "SFAS 133"), which establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. Effective for fiscal years beginning after June 30, 2000, entities are required by SFAS 133 to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The impact of adopting SFAS 133, is not expected to be material to the consolidated financial statements or notes to consolidated financial statements.

   In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 in 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

                     Computer Horizons Corp. and Subsidiary

                        December 31, 2000, 1999 and 1998

   NOTE 1 (CONTINUED)

   In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25, "Accounting for stock issued to employees." FIN 44 clarifies the application of APB 25 for certain issues, including
   (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
   (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

   RECLASSIFICATIONS

   Certain reclassifications have been made to the 1999 and 1998 comparative financial statements to conform to the 2000 presentation.

                     Computer Horizons Corp. and Subsidiary

                        December 31, 2000, 1999 and 1998

NOTE 2 - NET ASSETS HELD FOR SALE


   The Company decided in 2000 to offer three of its subsidiaries (Princeton Softech "Princeton", including the SELECT Software Tools division "Select", CHC International Limited "Spargo" and eB Networks) for sale or disposition and accordingly classified these entities as "assets held for sale." This decision resulted in the recording of a net loss of $33.1 million to reduce the carrying amount to estimated net realizable value. The fair value of the assets held for sale was based on estimates of selling value from independent third party appraisals.

   For financial reporting purposes, the assets and liabilities attributable to these subsidiaries have been classified in the consolidated balance sheet as net assets held for sale and are included in the E-Solutions segment
   (see Note 9). During the year ended December 31, 2000, 1999 and 1998 these respective entities generated net income/(loss) of $(9.3) million, $2.5 million and $5.3 million, respectively and amortization expense of $3.6 million, $3.4 million and $0.5 million, respectively. Such net assets consist of the following:


                                                           DECEMBER 31, 2000
                                  ---------------------------(in thousands)------------------------

                                  PRINCETON       SELECT        SPARGO     eB NETWORKS      TOTAL
                                  ---------      --------      --------    -----------     --------
Current assets                     $ 24,519      $  2,729      $  4,169      $  9,714      $ 41,131
Property and equipment                1,444         1,087           212         1,388         4,131
Other assets                          1,394         6,526            --        33,281        41,201
                                   --------      --------      --------      --------      --------

Total assets                         27,357        10,342         4,381        44,383        86,463
Total liabilities                   (10,443)       (2,504)       (1,916)       (3,212)      (18,075)
                                   --------      --------      --------      --------      --------

Net assets                           16,914         7,838         2,465        41,171        68,388
Estimated loss in sale                   --        (6,943)           --       (26,171)      (33,114)
                                   --------      --------      --------      --------      --------
Total net assets held for sale     $ 16,914      $    895      $  2,465      $ 15,000      $ 35,274
                                   ========      ========      ========      ========      ========

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 3 - ACCOUNTS RECEIVABLE

   Accounts receivable consist of the following at December 31:


                                                                2000         1999
                                                              -------      --------
                                                              ----(in thousands)---
     Billed                                                   $65,391      $128,197
     Unbilled                                                  35,332        50,428
                                                              -------      --------

                                                              100,723       178,625
     Less allowance for doubtful accounts                       2,702         5,819
                                                              -------      --------

                                                             $ 98,021      $172,806
                                                             ========      ========

   The decrease in billed accounts receivable includes a $21.6 million write-off of accounts receivable, primarily during the fourth quarter of 2000. This charge is the direct result of problems created in late 1998 and early 1999 relating to the flawed implementation of an enterprise-wide information system. The system was stabilized in the latter part of 1999 and much of 2000 was spent attempting to reconcile and settle outstanding balances with customers. However, it was deemed necessary in the fourth quarter of 2000 to make major concessions with customers for old balances in order to avoid potentially damaging conflicts.

NOTE 4 - GAIN ON SALE OF JOINT VENTURE IN 1998

   In 1995, the Company entered into a software development and services joint venture with the Birla Group, a large multinational conglomerate located in India. During the fourth quarter of 1998, the Company sold its 50% interest in the joint venture to the Birla Group for a cash payment of $5,750,000. Accordingly, a gain of $4,180,000 was recognized. The impact on net income was $1,975,000 or $0.06 per share. Birla Horizons International provided consultants to the Company at a total cost of $3,437,000 in 1998.

                     Computer Horizons Corp. and Subsidiaries

                         December 31, 2000, 1999 and 1998


NOTE 5 - LONG-TERM DEBT AND LINES OF CREDIT

   Long-term debt and lines of credit consist of the following at December 31:


                                       2000          1999
                                    -------       -------
                                       (in thousands)
     Lines of Credit                $16,500       $15,000
     Debt pertaining to
     acquisitions                     4,000         8,000
     Other                              204           602
                                    -------       -------
                                     20,704        23,602

     Less current maturities         20,704        19,502
                                    -------       -------

     Long-term debt                 $    --       $ 4,100
                                    =======       =======

LINES OF CREDIT

At December 31, 2000, the Company has three unsecured bank lines of credit. The available borrowings under the first line of credit was $20 million at December 31, 2000 and $30 million at December 31, 1999. This line of credit expires December 31, 2000 and was amended on December 8, 2000 to extend to March 31, 2001 and was subsequently amended on March 20, 2001, extending the line to May 31, 2001. The unused portion of the line at December 31, 2000 and December 31, 1999 was $8.5 million and $14.1 million, respectively. Interest rates for these lines of credit were LIBOR plus 1.2%, the range for 2000 and 1999 was 5.8% through 9.5% and 5.5% through 8.5%, respectively. There were no commitment fees incurred in either year.

The available borrowings under the second line of credit was $10 million at both December 31, 2000 and December 31, 1999. This line of credit expires May 31, 2001. At both December 31, 2000 and December 31, 1999, the unused portion of the line of credit was both $5.0 million.

Subsequent to December 31, 2000 the Company executed a security agreement with both lenders whereby a collateral interest in the Company's accounts receivable was given.

The Company's subsidiary, G. Triad Enterprises Inc., also has a line of credit in the amount of $50,000. As of December 31, 2000 and December 31,1999, there were no outstanding balances due on this line of credit.

DEBT PERTAINING TO ACQUISITIONS

The Company financed part of the acquisition of Integrated Computer Management ("ICM") by issuing ten promissory notes totaling $8 million, bearing interest at 7%. Four million of the notes came due and were paid on May 6, 2000 and the remainder are payable on May 6, 2001.

LETTERS OF CREDIT

ICM, a subsidiary of the Company, has two letters of credit in the amount of $101,414 and $76,800. These letters expire on June 30, 2005 and September
30, 2005, respectively. There were no outstanding balances at December 31, 2000 or December 31, 1999, respectively. Princeton, another subsidiary, has a letter of credit outstanding at December 31, 2000 in the amount of $302,953.

OTHER

The Company also has a $1,000,000 Canadian (approximately $666,889 US) demand loan with a Canadian bank, of which $360,000 and $320,000 Canadian (approximately $204,000 and $222,000 US) was outstanding as of December 31, 2000 and December 31, 1999, respectively. Subsequent to year end, the outstanding balance was paid in full.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998

NOTE 6 - SHAREHOLDERS' EQUITY

   STOCK OPTIONS AND SFAS NO. 123 PRO FORMA DISCLOSURE

   In 1994, the Company adopted a stock option plan which provides for the granting, to officers and key employees, of options for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights
   (SARs). Options and SARs generally expire five years from the date of grant and become exercisable in specified amounts during the life of the respective options. No SARs have been granted as of December 31, 2000. This plan, which replaces the Company's 1985 Plan, will terminate on June 15, 2004. There were 2,655,000, 3,400,000 and 4,789,000 shares available for option at December 31, 2000, 1999 and 1998.

   In 1998, the Company amended the non-qualified Directors' Stock Option Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of its common stock and (ii) shall receive annual grants to purchase 10,000 shares of its common stock. The plan expired on March 4, 2001. The Board of Directors has extended the plan for three years, subject to shareholder approval, which will be voted on at the annual shareholders meeting in May of 2001. There were 424,000 and 454,000 shares available for option at December 31, 2000 and 1999.

   The exercise price per share on all options granted may not be less than the fair value at the date of the option grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 6 (CONTINUED)


                                            2000           1999           1998
                                          ----------     ---------      ------

     Net income / (loss)  As reported   $(57,827,000)  $14,625,000    $43,587,000
                          Pro forma     $(61,895,000)  $12,721,000    $39,516,000

     Earnings per share
       Basic              As reported   $      (1.83)  $      0.47    $      1.41
                          Pro forma     $      (1.96)  $      0.41    $      1.28

       Diluted            As reported   $      (1.83)  $      0.46    $      1.35
                          Pro forma     $      (1.96)  $      0.40    $      1.23

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: expected volatility of 105%, 77% and 127%; risk-free interest rates of 4.71%, 6.52% and 6.00%; and expected lives of 4.5, 5.0 and 4.5 years.

   A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:


                                                             2000                          1999                       1998
                                                    ----------------------        ---------------------        -------------------
                                                                 WEIGHTED                      Weighted                    Weighted
                                                                 AVERAGE                       Average                      Average
                                                                 EXERCISE                      Exercise                    Exercise
                                                     SHARES       PRICE            Shares       Price           Shares       Price
                                                    --------     ---------         -------     --------        --------    -------
                                                     (000)                          (000)                        (000)

          Outstanding - January 1                    3,600      $   13.46          2,410      $   13.94          2,035   $    9.97

          Granted                                    1,500          11.98          1,571          11.75          1,634       26.39
          Exercised                                   (159)          9.90           (230)          5.97           (512)       6.88
          Canceled/forfeited                          (725)         13.60           (151)         14.67           (747)      35.09
                                                    ------      ---------         ------      ---------        -------   ---------

          Outstanding - December 31                  4,216          13.05          3,600          13.46          2,410       13.94
                                                    ======      =========         ======      =========        =======   =========

          Options exercisable - December 31          2,125          13.81          1,547          13.61          1,003       10.84
                                                    ======      =========         ======      =========        =======   =========

          Weighted average fair value of
            options granted during the year                     $    9.42                     $    7.78                 $   13.03

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 6 (CONTINUED)

   The following information applies to options outstanding at December 31, 2000:


                                     Options outstanding          Options exercisable
                             ----------------------------------  ---------------------
                                           Weighted
                             Outstanding    Average    Weighted  Exercisable   Weighted
                               as of       Remaining    average    as of        average
                             December 31,  Contractual exercise  December 31,  exercise
 Range of Exercise Prices       2000          life      price      2000         price
 ------------------------    ------------  ----------- --------  ------------  -------
                              (000's)                             (000's)

       $ 0.00  -  $ 9.99       532           2.6        $4.29      519         $4.19
        10.00  -   14.99     2,513           4.0        11.60      633         11.83
        15.00  -   19.99       346           5.4        16.72      258         16.64
        20.00 and over         825           4.2        21.41      715         21.52
                             -----                               -----

                             4,216           4.0       $13.05    2,125        $13.81
                             =====           ===       ======    =====        ======

   Certain officers have the right to borrow from the Company against the exercise price of options exercised. As of December 31, 2000 and 1999, total outstanding borrowings, pertaining to one officer, amounted to $100,000.

   The Company has issued warrants to purchase shares of its common stock to two outside business/ legal consulting firms. There were no warrants issued in 2000, 1999 or 1998. The exercise price is the fair value at the date of grant. As of December 31, 2000, 29,375 warrants were outstanding. There were 9,250 warrants exercised in 1999. There were no warrants exercised in 2000 or 1998.

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

                        December 31, 2000, 1999 and 1998


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

NOTE 7 - INCOME TAXES

   The following is a geographical breakdown of the Company's income/(loss) before taxes:


                                        Year Ended December 31,
                                 -------------------------------------
                                    2000         1999           1998
                                 --------      --------      ---------
                                 -----------(in thousands)------------
         Domestic                $  (85,463)    $31,650       $72,714
         Foreign                     (2,183)     (6,012)        6,779
                                 ----------     -------       -------

                                 $  (87,646)    $25,638       $79,493
                                 ==========     =======       =======

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 7 (CONTINUED)

   The provision for income taxes/(benefit) consists of the following for the years ended December 31:


                                    2000          1999          1998
                                  --------      --------      --------
                                  -----------(in thousands)-----------
Current
   Federal                        $(18,775)     $ 12,348      $ 28,539
   State                              (662)        2,865         8,334
   Foreign                              98           868         2,772
                                  --------      --------      --------

           Total current           (19,339)       16,081        39,645

Deferred
   Federal                          (7,736)       (2,403)       (2,926)
   State                            (5,079)         (330)         (794)
   Foreign                           2,335        (2,335)          (19)
                                  --------      --------      --------

           Total deferred          (10,480)       (5,068)       (3,739)
                                  --------      --------      --------

                                  $(29,819)       11,013      $ 35,906
                                  ========      ========      ========

Refundable income taxes result primarily from net operating loss carrybacks.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 7 (CONTINUED)

   Deferred tax assets and liabilities consist of the following at December 31:


                                                 2000            1999
                                                -------        --------
                                                ----(in thousands)-----
     Deferred tax liabilities
        Depreciation and amortization           $   (2,487)    $(1,044)
        Capitalized software development costs        (102)       (241)
                                                ----------     -------

               Total deferred tax liabilities       (2,589)     (1,285)
                                                ----------     -------

     Deferred tax assets
        Accrued insurance                               36         123
        State net operating losses                   1,681          --
        Foreign net operating losses                 2,727       2,336
        Accrued payroll and benefits                 2,199       2,593
        Deferred revenue                             2,498       2,712
        Allowance for doubtful accounts              2,184       1,968
        Restructuring charges                       14,574          --
        Accrued severance and lease costs              425       2,052
         Other                                         875         904
                                                ----------      ------

               Total deferred tax assets            27,199      12,688
     Valuation allowance                            (2,727)         --
                                                ----------      ------
     Net deferred tax assets                    $   21,883     $11,403
                                                ==========     =======

   Net deferred tax assets in the amount of $2,073 are included in net assets held for sale.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 7 (CONTINUED)

   A reconciliation of income taxes/(benefit), as reflected in the accompanying statements, with the statutory Federal income tax rate of 35% for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                               2000         1999          1998
                                             --------     --------      --------
                                             ----------(in thousands)-----------

    Statutory Federal income taxes/
        (benefit)                            $   (30,676)    $8,973     $27,822
    State and local income taxes/(benefit),
        net of Federal tax benefit                (3,732)     1,648       4,901
    Foreign taxes provided at rates other
        than the U.S. statutory rate                  --         98         122
    Amortization of goodwill                         688        282         203
    Equity in net earnings of joint venture           --         --         343
    Merger-related expenses                           --         --       1,673
    Change in valuation allowance                  2,727         --          --
    Other, net                                     1,174         12         842
                                             -----------    -------     -------

                                             $   (29,819)   $11,013     $35,906
                                             ===========    =======     =======

   Certain foreign subsidiaries of the Company have net operating loss carryforwards at December 31, 2000, totaling approximately $8,700,000; $264,000 expires in 2005, $1,136,000 expires in 2006, $649,000 expires in
   2007 and the remainder has no expiration. A full valuation allowance has been recorded due to the uncertainty of the recognition of these net operating loss carryforwards.

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

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 8 - EARNINGS/(LOSS) PER SHARE DISCLOSURES


                                                               For the Year Ended
                                            -------------------------------------------------------
                                                                                       Per
                                                  Income / (loss)      Shares         share
                                                    (numerator)    (denominator)     amount
                                                    -----------    -------------     ------
                                            ------(in 000's, except share and per share data)------
    December 31, 2000
       Net loss                                      $(57,827)
                                                    =========
       Basic loss per share
        Loss available to
        common stockholders                          $(57,827)       31,656,000      $(1.83)
                                                                                     ======

       Effect of diluted securities
        Options                                                              --
                                                                     ----------

       Diluted loss per share
        Income available to common stock-
          holders plus assumed conversions          $(57,827)        31,656,000      $(1.83)
                                                    ========         ==========      ======

    December 31, 1999
       Net income                                   $14,625
                                                    =======
       Basic earnings per share
        Income available to common
        stockholders                                $14,625          30,940,000      $ 0.47
                                                                                     ======

       Effect of diluted securities
        Options                                                         707,000
                                                                     ----------

       Diluted earnings per share
        Income available to common stock-
          holders plus assumed conversions          $14,625          31,647,000      $ 0.46
                                                    =======          ==========      ======

    December 31, 1998
       Net income                                   $43,587
                                                    =======
       Basic earnings per share
        Income available to common stockholders     $43,587          30,925,000      $ 1.41
                                                                                     ======
       Effect of diluted securities
        Options                                                       1,305,000
                                                                    -----------

       Diluted earnings per share
        Income available to common stock-
          holders plus assumed conversions          $43,587          32,230,000      $ 1.35
                                                    =======         ===========      ======

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 8 (CONTINUED)

   The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 2000, there were 3,003,000 excluded options outstanding at December 31, 2000 with exercise prices of $11.13 to $26.63 per share. During 1999, there were 1,322,000 excluded options outstanding at December 31, 1999 with exercise prices of $15.53 to $28.13 per share. All options to purchase shares of common stock were included in the computation of diluted earnings per share in 1998.

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

   The Company has identified two segments: IT Services and the E-Solutions Group. The IT Services segment consists largely of the professional services traditionally rendered by the Company and primarily related to legacy and client server environments. IT Services is primarily Staffing, Outsourcing and Y2K. The E-Solutions Group consists of e-products, e-services and e-commerce components. Broadly defined, revenue is derived from product sales and services that enable customers to conduct business electronically. Operating income / (loss) consists of income / (loss) before income taxes, excluding interest income, interest expense, amortization of intangibles, restructuring charges, merger related expenses, equity in earnings of joint venture and gain on sale of joint venture, amounting to $50.2 million, $12.6 million and $(0.9) million in 2000, 1999 and 1998, respectively. Long-term assets include goodwill and property, plant and equipment for 2000. In
   1999 and 1998 long-term assets also includes purchased software. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on either revenue or headcount.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 9 (CONTINUED)


    BY LINE OF BUSINESS                         2000            1999           1998
                                              ---------      ---------      ---------
                                               -----------(in thousands)-------------
REVENUE
     IT Services                              $ 303,713      $ 429,757      $ 458,593
     E-Solutions Group                          141,766        104,837         56,328
                                              ---------      ---------      ---------

          TOTAL REVENUE                       $ 445,479      $ 534,594      $ 514,921
                                              =========      =========      =========

OPERATING INCOME / (LOSS)
     IT Services                                (14,615)        47,252         69,718
     E-Solutions Group                          (22,864)        (9,055)         8,993
     Corporate and other                             --             --            (90)
                                              ---------      ---------      ---------

          TOTAL OPERATING INCOME / (LOSS)     $ (37,479)     $  38,197      $  78,621
                                              =========      =========      =========

ASSETS
     IT Services                                131,694        179,965        151,111
     E-Solutions Group                           63,947        113,151         57,802
     Corporate and other                         73,755         54,878         87,139
                                              ---------      ---------      ---------

          TOTAL ASSETS                        $ 269,396      $ 347,994      $ 296,052
                                              =========      =========      =========

DEPRECIATION EXPENSE
     IT Services                                  1,267          1,066            810
     E-Solutions Group                            3,930          1,879            681
     Corporate and other                          2,458          2,518          1,727
                                              ---------      ---------      ---------

          TOTAL DEPRECIATION                  $   7,655      $   5,463      $   3,218
                                              =========      =========      =========

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 9 (CONTINUED)


    BY GEOGRAPHIC AREA                 2000         1999         1998
                                     --------     --------     --------
                                     ----------(in thousands)----------
REVENUE
     United States                   $393,060     $480,131     $476,252
     Europe                            26,777       26,134       23,651
     Australia                          3,602          757           --
     Canada                            22,040       27,572       15,018
                                     --------     --------     --------
          TOTAL REVENUE              $445,479     $534,594     $514,921
                                     ========     ========     ========

LONG-TERM ASSETS
     United States                     43,398      102,562       63,478
     Europe                             1,462        1,623          334
     Australia                             35           55           --
     Canada                            20,411       19,636       19,494
                                     --------     --------     --------
          TOTAL LONG-TERM ASSETS     $ 65,306     $123,876     $ 83,306
                                     ========     ========     ========


NOTE 10 - SAVINGS PLAN AND OTHER RETIREMENT PLANS

   The Company maintains a defined contribution savings plan covering eligible employees. The Company makes contributions up to a specific percentage of participants' contributions. The Company contributed approximately $1,563,000, $1,440,000 and $704,000 in 2000, 1999 and 1998, respectively.

   In 1995, the Company instituted a Supplemental Executive Retirement Plan whereby key executives are entitled to receive lump-sum payments (or, if they elect, a ten-year payout) upon reaching the age of 65 and being in the employment of the Company. The maximum commitment if all plan members remain in the employment of the Company until age 65 is approximately $11.1 million. Benefits accrue and vest based on a formula which includes total years with the Company and total years possible until age 65. The plan is nonqualified and not formally funded. Life insurance policies on the members are purchased to assist in funding the cost. The deferred compensation expense is charged to operations during the remaining service lives of the members and was $311,000 in 2000, nil in 1999 and $285,000 in 1998.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998

NOTE 10 (CONTINUED)

   During 1999 the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed one year of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10 percent of eligible compensation. Quarterly, participant account balances are used to purchase shares of stock at 85 percent of its fair market value on either the first or last trading day of each calendar quarter. A total of 500,000 shares are available for purchase under the plan. There were 232,325 and 122,432 shares purchased under the plan in 2000 and 1999, respectively.

   In addition, the Company adopted a Deferred Compensation Plan for Key Executives that permits the individuals to defer a portion of their annual salary or bonus for a period of at least five years. There is no effect on the Company's operating results since any amounts deferred under the plan are expensed in the period incurred. Amounts deferred have been included in accrued payroll and amounted to $4.1 million and $4.0 million as of December 31, 2000 and 1999, respectively.

NOTE 11 - COMMITMENTS

   LEASES

   The Company leases office space under long-term operating leases expiring through 2006. As of December 31, 2000, approximate minimum rental commitments were as follows:


                Year ending                          (in thousands)
                   2001                                 $7,780
                   2002                                  6,874
                   2003                                  4,849
                   2004                                  3,399
                   2005                                  2,607
                   Thereafter                            1,967
                                                       -------

                                                       $27,476
                                                       =======

   Office rentals are subject to escalations based on increases in real estate taxes and operating expenses. Aggregate rent expense for operating leases approximated $8,536,000, $7,500,000 and $5,136,000, in the years ended
   December 31, 2000, 1999 and 1998, respectively.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   For the years ended December 31, 2000 and 1999, selected quarterly financial data is as follows:


                                                         QUARTERS
                                  ------------------------------------------------------
                                     FIRST         SECOND         THIRD         FOURTH
                                  ---------      ---------      --------       ---------
                                  ------(in thousands, except per share data)-----------
2000
   REVENUES                       $ 114,282      $ 118,095      $ 104,505      $ 108,597
   DIRECT COSTS                      83,015         79,578         75,011         75,211
   SELLING, GENERAL AND
   ADMINISTRATIVE                    32,073         35,049         36,634         39,935
   BAD DEBT EXPENSE                   1,087          1,484          1,916         21,965
   AMORTIZATION OF INTANGIBLES        1,776          1,680          1,662          2,316
   RESTRUCTURING CHARGES/(CREDITS)       --         (2,376)            --         43,904
   INCOME/(LOSS) FROM OPERATIONS     (3,669)         2,680        (10,718)       (74,734)
   INTEREST INCOME/(EXPENSE) - NET     (266)          (301)          (373)          (265)
   INCOME/(LOSS) BEFORE INCOME
   TAXES                             (3,935)         2,379        (11,091)       (74,999)
   INCOME TAXES (BENEFIT)            (1,692)         1,023         (4,325)       (24,825)
   NET INCOME/(LOSS)                 (2,243)         1,356         (6,766)       (50,174)

   EARNINGS/(LOSS) PER SHARE:
    BASIC                         $   (0.07)     $    0.04      $   (0.21)     $   (1.58)
    DILUTED                       $   (0.07)     $    0.04      $   (0.21)     $   (1.58)

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998



NOTE 12 (CONTINUED)


                                                         QUARTERS
                                      ----------------------------------------------------
                                        FIRST        SECOND        THIRD          FOURTH
                                      ---------     ---------     --------       ---------
                                      -------(in thousands, except per share data)--------
1999
   Revenues                           $ 138,141     $ 142,874     $ 135,061      $ 118,518
   Direct costs                          90,720        95,830        95,017         83,743
   Selling, general and
   administrative                        29,180        31,850        33,609         33,080
   Bad debt expense                         761         1,314           224          1,068
   Amortization of intangibles            1,192         1,520         1,629          1,861
   Restructuring charges                     --            --         6,355             --
   Income/(loss) from operations         16,288        12,360        (1,773)        (1,234)
   Interest income/(expense) - net          266           124          (232)          (161)
   Income/(loss) before income taxes     16,554        12,484        (2,005)        (1,395)
   Income taxes/(benefit)                 7,035         5,243          (842)          (423)
   Net income/(loss)                      9,519         7,241        (1,163)          (972)

   Earnings/(loss) per share:
    Basic                                  0.30          0.24         (0.04)         (0.03)
    Diluted                                0.30          0.23         (0.04)         (0.03)

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE 13 - RESTRUCTURING CHARGES

During the fourth quarter of 2000, the Company recorded restructuring charges of $43.9 million. The Company's restructuring plan included the offering for sale of four businesses acquired between 1998 and 1999, including Princeton Softech, Inc., SELECT Software Tools division ("Select"), eB Networks and CHC International, Ltd (formerly Spargo Consulting PLC). In addition, restructuring charges included the shutdown of Enterprise Solutions Group ("ESG") which was acquired in 1998, the closing of seven offices and the site reduction of two other IT Services offices.

The shutdown of ESG resulted in a write down of goodwill of $7.2 million. The closing of IT Services and E-Solutions offices resulted in the termination of 90 employees with a severance charge of $1.3 million. As of December 31, 2000, $247,000 had been paid in severance to the terminated employees. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded in connection with the write down of assets held for sale to realizable value.


                                                            Cash       Non-Cash  Remaining at
                                              Recorded     Charges     Charges   Dec. 31, 2000
                                             -------------------------------------------------
                                             -------------------(in thousands)----------------
Severance
                                             -------------------------------------------------
   United States                             $  1,267     $   (247)     $     --      $  1,020
                                             -------------------------------------------------
Lease Obligations:
                                             -------------------------------------------------
   United States                             $  2,275     $   (675)     $     --      $  1,600
                                             -------------------------------------------------

Write Down of Assets Held for Sale:
eB Networks                                    26,171           --       (26,171)           --
Select                                          6,943           --        (6,943)           --
                                             -------------------------------------------------
Total write-down of assets held for sale     $ 33,114     $     --      $(33,114)     $     --
                                             -------------------------------------------------

Write-off of ceased operations - ESG:
                                             -------------------------------------------------
       Goodwill                              $  7,248     $     --      $ (7,248)     $     --
                                             -------------------------------------------------

                                             -------------------------------------------------
   Total                                     $ 43,904     $   (922)     $(40,362)     $  2,620
                                             -------------------------------------------------

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE 13 - RESTRUCTURING CHARGES (CONTINUED)

      During the third quarter of 1999, the Company recorded a restructuring charge of approximately $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as attendant reduction of related staff levels. The provision included an accrued payment of approximately $4.0 million relating to the future costs associated with continuing rent and severance commitments at December 31, 1999.

      During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the UK and Canada. The balance remaining at December 31, 2000 includes continuing rents on two properties with the leases terminating on 2004 and 2005 and payments due to severance amounting to $118,000, which is shown as a component of assets held for sale. This amount is currently in dispute regarding the violation of a non-compete agreement with a former executive of eB Networks.


                                                       Balance at                         Balance at
                                Recorded      Paid    Dec. 31, 1999    Paid     Reversed Dec. 31, 2000
                                ----------------------------(in thousands)----------------------------
                                ----------------------------------------------------------------------
Severance:
  United States                 $ 1,172     $(1,021)     $   151     $   (33)     $    --      $   118
  Europe                          1,127        (775)         352          --         (352)          --
  Canada                            122         (89)          33          --          (33)          --
                                ----------------------------------------------------------------------
    Total Severance             $ 2,421     $(1,885)     $   536     $   (33)     $  (385)     $   118
                                ----------------------------------------------------------------------
Lease Obligations:
  United States                   3,564        (254)       3,310     $(1,203)     $(1,840)     $   267
  Canada                            101         (25)          76          --          (76)          --
                                ----------------------------------------------------------------------
    Total Lease Obligations       3,665     $  (279)     $ 3,386     $(1,203)     $(1,916)     $   267
                                ----------------------------------------------------------------------
General Office Closure:
  Canada                        $   269     $  (188)     $    81     $    (6)     $   (75)     $    --
                                ----------------------------------------------------------------------

                                ----------------------------------------------------------------------
      Total                     $ 6,355     $(2,352)     $ 4,003     $(1,242)     $(2,376)     $   385
                                ----------------------------------------------------------------------

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2000, 1999 and 1998


NOTE 14 - ACQUISITIONS

   On October 18, 1999, the Company acquired G. Triad Enterprises, Inc, ("G. Triad" a New Jersey based Internet / Intranet development firm, for approximately $14.5 million in cash and stock. The acquisition was accounted for as a purchase. The resulting goodwill of approximately $14 million is being amortized to operations over a 20-year period. Subsequently in 2000, the Company recorded an additional earnout of $500,000 to goodwill based on G. Triad meeting a projected revenue target.

   On May 6, 1999, the Company acquired all the common stock of Integrated Computer Management ("ICM") a New Jersey-based solutions company that provides technology consulting, packaged software integration, customer software development, systems integration and advanced learning solutions, for stock, cash and promissory notes totaling approximately $17 million. The acquisition was accounted for as a purchase. The resulting goodwill of approximately $15 million was being amortized to operations over a 20-year period. Effective April 1, 2000 the assets of ICM were divided between three divisions of the Company, G. Triad, eB Networks and IT Services. Approximately $10 million of its net goodwill was allocated to eB Networks and is included in the assets held for sale.

   On June 1, 1999, Princeton Softech Inc. ("Princeton"), a wholly-owned subsidiary of the Company, acquired the software products, intellectual property rights and certain other assets of SELECT Software Tools plc ("Select"), a London-based software firm, for approximately $8 million cash plus the assumption of certain liabilities such as severance, certain payments due to a vendor under a contract that the Company expected to derive no future benefit, and certain other assumed liabilities in connection with its acquisition. These liabilities had the effect of increasing the value of the intangible assets (purchased software) that were acquired. The amount of such liabilities aggregated $3,100,000 of which approximately $1,800,000 had been paid prior to December 31, 1999. Substantially all of the accrued severance (which was for employees that had been made redundant upon acquisition in the United Kingdom) had been paid prior to December 31, 1999. The remaining accrued liabilities of approximately $1,300,000 consist primarily of payments due pursuant to the contract discussed above. The acquisition was accounted for as a purchase. The cost of the purchased software and other intangibles approximates $12 million, and was being amortized to operations over a five-year period. During the fourth quarter of 2000 the Company made the decision to sell Select. The assets of Select have been written down to net realizable value and are included in the assets held for sale.

   On May 7, 1999, Princeton purchased the distribution rights in Australia held by its former distributor, SPP. No tangible assets of SPP were acquired. The aggregate cash purchase price was approximately $740,000 of which approximately $672,000 was paid prior to year-end. The transaction was accounted for using purchase accounting, and the aggregate cash purchase price of $740,000 was allocated to distribution right which is being amortized to operations over a 48 month period.

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

   On September 25, 1998, the Company acquired the assets of Enterprise Solutions Group, LLC ("ESG"), a Cincinnati, Ohio-based technology organization that provides training and educational services as well as consulting services for Global 1000 companies. The acquisition was accounted for as a purchase. The total adjusted purchase price was approximately $8,883,000 in cash and common stock which was being amortized to operations over a 20-year period. Approximately $1,550,000 was to be paid out in two payments, approximately $1 million was paid in January of 2000 and the remaining $550,000 was paid in January of 2001. The Company has shut down these operations and has written off the remaining net goodwill of $7.2 million, which is a component of the restructure charge.

   On August 4, 1998, the Company acquired the assets of RPM Consulting ("RPM"), a Maryland based provider of network consulting services, specializing in architecting, designing and upgrading large enterprise networks. The subsidiary subsequently changed its name in 2000 to eB Networks. The purchase agreement was for a combination of cash and common stock totaling approximately $27,700,000, and two earnout payments (totaling $2.2 million) based on pretax profit margins, which were paid during 1999. The acquisition was accounted for as a purchase and was being amortized to operations over a 20-year period. In the fourth quarter of 2000, the Company made the decision to sell eB Networks. The assets of eB Networks have been written down to net realizable value and are included in the assets held for sale,

   On July 2, 1998, the Company's Canadian subsidiary acquired the net assets of Infomatics Search Group ("ISG"), a Toronto, Canada based information technology service firm, offering both professional staffing and career placement services. The acquisition was accounted for as a purchase and was being amortized to operations over a 20-year period. The total purchase price was approximately $21,600,000 in cash. The purchase agreement includes an earnout clause equal to two times increases in prior period adjusted earnings (as defined in the purchase agreement) to be earned in 1999 and 2000. During 2000, the Company recorded $2.9 million as an addition to goodwill based on meeting the earnout. There were no earnout adjustments for 1999 or 1998.

   On June 24,1998, the Company acquired all of the common stock of Spargo Consulting PLC ("Spargo"), an information technology consultancy service provider, organized under the laws of the United Kingdom or 1,887,000 shares of Computer Horizon stock. This transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Spargo.

   On February 27, 1998, the Company acquired all of the common stock of Princeton Softech, Inc. ("Princeton") in exchange for 954,213 shares of Computer Horizons stock. Princeton specializes in relational databases, data synchronization, intelligent data migration and data management tools, and is based in Princeton, New Jersey. This transaction was accounted for as an immaterial pooling of interests and the results of Princeton have been included since January 1 1998.

NOTE 15 - SUBSEQUENT EVENT (UNAUDITED)

   On January 31, 2001, the Company sold the stock of CHC International Limited ("Spargo"), to an information technology consultancy service provider for cash of $3.2 million. The estimated gain from the transaction is $500,000. Total revenues for CHC International Limited for the years 2000, 1999 and 1998 were $11.3 million, $18.3 million and $21.7 million, respectively.

                    Computer Horizons Corp. and Subsidiaries

                         MARKET AND DIVIDEND INFORMATION

                     Years ended December 31, 2000 and 1999


   The Company's common stock is quoted on the Nasdaq National Market, under the symbol CHRZ. The range of high and low closing stock prices, as reported by the Nasdaq National Market, for each of the quarters for the years ended December 31, 2000 and 1999 is as follows:


                                         2000                     1999
                                 ------------------       -------------------
                                 HIGH           LOW       HIGH            LOW
                                 ----           ---       ----            ---
 Quarter
    First                        $25.00      $13.63       $28.63       $10.63
    Second                        16.25       11.00        19.25         9.50
    Third                         13.63        6.81        14.25        10.88
    Fourth                         6.80        2.38        18.56        11.06

The Company plans to reinvest its earnings in future growth opportunities and, therefore, does not anticipate paying cash dividends in the near future and has not paid any to date. As of December 31, 2000, there were approximately 1,107 holders of record of common stock.