Form 10-Q
period 2001-03-31
COMPUTER HORIZONS CORP
filed 2001-05-15
CIK 23019

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                --------------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

                --------------------------------------------


       For Quarter Ended MARCH 31, 2001 Commission File Number 0-7282

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

                                /X/            / /
                                Yes            No

As of May 11, 2001 the issuer had 31,889,741 shares of common stock outstanding.

                          COMPUTER HORIZONS CORP.

                                  Index

                                                                    Page No.
     Part I   Financial Information

                   Consolidated Balance Sheets
                   March 31, 2001 (unaudited) and December 31, 2000      3

                   Consolidated Statements of Operations
                   Three Months Ended March 31, 2001
                   and March 31, 2000 (unaudited)                        4

                   Condensed Consolidated Statements of
                   Cash Flows  -  Three Months Ended
                   March 31, 2001 and March 31, 2000 (unaudited)         5

                   Notes to Consolidated Financial Statements            6

                   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                           14

     Part II       Other Information                                    19

                   Signatures                                           19

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                                     March 31,          December 31,
                                                                       2001                 2000
                                                                     --------           -----------
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $17,845             $17,559
  Accounts receivable, net of allowance for doubtful
    accounts of $3,003 and $2,702 at March 31,
    2001 and December 31, 2000, respectively                            101,424              98,021
  Net assets held for sale                                               28,229              35,274
  Deferred income tax benefit                                            18,007              19,207
  Refundable income taxes                                                21,777              21,325
  Other                                                                   4,054               2,998
                                                                  -------------         -----------
          TOTAL CURRENT ASSETS                                          191,336             194,384
                                                                  -------------         -----------
PROPERTY AND EQUIPMENT                                                   33,120              31,962
  Less accumulated depreciation                                         (18,913)            (17,920)
                                                                  -------------         -----------
                                                                         14,207              14,042
                                                                  =============         ===========

OTHER ASSETS - NET:
  Goodwill                                                               50,730              51,264
  Deferred income tax benefit                                               603                 603
  Other                                                                   8,432               9,103
                                                                  -------------         -----------
          TOTAL OTHER ASSETS                                             59,765              60,970
                                                                  -------------         -----------
TOTAL ASSETS                                                           $265,308            $269,396
                                                                  =============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                                                $21,045             $20,704
  Accrued payroll, payroll taxes and benefits                            14,587              14,194
  Accounts payable                                                       15,413              17,945
  Restructuring reserve                                                   2,056               2,887
  Other accrued expenses                                                  4,257               4,182
                                                                  -------------         -----------
          TOTAL CURRENT LIABILITIES                                      57,358              59,912
                                                                  -------------         -----------

OTHER LIABILITIES                                                         1,857               1,560
                                                                  -------------         -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and
    unissued 200,000 shares, including 50,000
    Series A
  Common stock, $.10 par, authorized
    100,000,000 shares; issued 33,152,855
    shares at March 31, 2001 and 33,152,206
    shares at December 31, 2000 respectively                              3,315               3,315
  Additional paid-in capital                                            137,844             139,418
  Accumulated comprehensive loss                                         (2,445)               (980)
  Retained earnings                                                      79,723              80,741
                                                                  -------------         -----------
                                                                        218,437             222,494
                                                                  -------------         -----------
  Less shares held in treasury, at cost;
    1,073,235 shares and 1,344,615 shares
    at March 31, 2001 and December 31, 2000,
    respectively                                                        (12,344)            (14,570)
                                                                  -------------         -----------
          TOTAL SHAREHOLDERS' EQUITY                                    206,093             207,924
                                                                  -------------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              265,308             269,396
                                                                  =============         ===========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share data)

                                                                THREE MONTHS ENDED
                                             ----------------------------------------------------------
                                                   March 31, 2001                  March 31, 2000
                                             --------------------------      --------------------------
                                                                 % of                            % of
                                                               Revenue                         Revenue
                                                               -------                         -------
REVENUES:
  IT Services                                   $    73,017      68.6%         $    79,310       69.4%
  E-Solutions Group                                  33,464      31.4%              34,972       30.6%
                                                -----------     ------         -----------      ------
                                                    106,481     100.0%             114,282      100.0%
                                                -----------     ------         -----------      ------
COSTS AND EXPENSES:
  Direct costs                                       72,916      68.4%              83,015       72.6%
  Selling, general and administrative                34,664      32.6%              33,160       29.0%
  Amortization of intangibles                           707       0.7%               1,776        1.6%
                                                -----------     ------         -----------      ------
                                                    108,287     101.7%             117,951      103.2%
                                                -----------     ------         -----------      ------
LOSS FROM OPERATIONS                                 (1,806)     -1.7%              (3,669)      -3.2%
                                                -----------     ------         -----------      ------
OTHER INCOME/(EXPENSE):
  Gain on sale of Spargo                                438       0.4%                  --        0.0%
  Interest income                                       401       0.4%                 141        0.1%
  Interest expense                                     (576)     -0.5%                (407)      -0.3%
                                                -----------     ------         -----------      ------
                                                        263       0.3%                (266)      -0.2%
                                                -----------     ------         -----------      ------
LOSS BEFORE INCOME TAXES                             (1,543)     -1.4%              (3,935)      -3.4%
                                                -----------     ------         -----------      ------
INCOME TAXES/(BENEFIT):
  Current                                            (1,725)     -1.6%              (2,094)      -1.8%
  Deferred                                            1,200       1.1%                 402        0.4%
                                                -----------     ------         -----------      ------
                                                       (525)     -0.5%              (1,692)      -1.4%
                                                -----------     ------         -----------      ------
NET LOSS                                             (1,018)     -0.9%              (2,243)      -2.0%
                                                ===========     ======         ===========      ======

LOSS PER SHARE:
  Basic                                         $     (0.03)                   $     (0.07)
                                                ===========                    ===========
  Diluted                                       $     (0.03)                   $     (0.07)
                                                ===========                    ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
  Basic                                          32,062,000                     31,482,000
                                                ===========                    ===========
  Diluted                                        32,062,000                     31,482,000
                                                ===========                    ===========

Note: Certain reclassifications have been made to the prior periods to conform to the 2001 presentation.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                           Three Months Ended
                                                                  -------------------------------------
                                                                     March 31,              March 31,
                                                                       2001                   2000
                                                                  --------------          -------------
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES             $        2,497          $      (8,607)
                                                                  --------------          -------------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchases of property and equipment                                    (1,566)                  (454)
   Changes in goodwill                                                      (173)                   -
                                                                  --------------          -------------
                                                                          (1,739)                  (454)
                                                                  --------------          -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Increase in borrowings                                                    341                  9,682
   Decrease in long-term debt                                                -                      (76)
   Stock options exercised                                                   652                  2,101
                                                                  --------------          -------------
                                                                             993                 11,707
                                                                  --------------          -------------

   Effect of exchange rate difference on cash                             (1,465)                  (619)
                                                                  --------------          -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    286                  2,027

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            17,559                 17,072
                                                                  --------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $       17,845          $      19,099
                                                                  ==============          =============

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Periods March 31, 2001 and March 31, 2000
                                   (unaudited)

1.   BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations and the statement of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Company. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the respective full years.

2.   EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding, except where the effect would have been antidilutive. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

                            COMPUTER HORIZONS CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Periods March 31, 2001 and March 31, 2000
                                  (unaudited)

In accordance with SFAS No.128, the table below presents both basic and diluted earnings per share:

                                                           Three Months Ended
                                                    March 31, 2001     March 31, 2000
                                                   ----------------   ----------------
Numerator:
   Net loss (in thousands)                              $    (1,018)      $    (2,243)
Denominator:
   Denominator for basic loss per share
      Weighted average shares outstanding                32,062,000        31,482,000

Effect of stock options                                          --                --

Diluted potential loss per share:
   Denominator for diluted loss per share
      Adjusted weighted average shares
         outstanding and assumed conversions             32,062,000        31,482,000

Basic loss per share                                    $     (0.03)      $     (0.07)
Diluted loss per share                                  $     (0.03)      $     (0.07)

The computation of diluted loss per share excludes options as their effect would have been antidilutive. During 2001, there were 3,820,425 excluded options with exercise prices of $3.98 to $26.63 per share at March 31. During 2000, there were 962,866 excluded options outstanding at March 31, 2000 with exercise prices of $17.31 to $25.67 per share.

                            COMPUTER HORIZONS CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Periods Ended March 31, 2001 and March 31, 2000
                                  (unaudited)

3.   SEGMENT INFORMATION

The Company has identified two segments: IT Services and the E-Solutions Group. The IT Services segment consists largely of the professional services traditionally rendered by the Company and primarily related to legacy and client server environments. IT Services is primarily Staffing and Outsourcing. The E-Solutions Group consists of e-products, e-services and e-commerce components. Broadly defined, revenue is derived from product sales and services that enable customers to conduct business electronically. Operating income / (loss) consists of income/(loss) excluding income taxes, interest income, interest expense, gain of the sale of Spargo and amortization of intangibles. These exclusions total $0.4 million and $2.0 million in the first quarter of 2001 and 2000, respectively. Corporate services, consisting of general and administrative services, are provided to the segments from a centralized location. Such costs are allocated to the segments based on revenue.


                                                   Three Months Ended
                                               March 31,          March 31,
                                                 2001               2000
                                             ------------       -----------
REVENUE:
   IT Services                                   $ 73,017          $ 79,310
   E-Solutions Group                               33,464            34,972
                                             ------------       -----------
TOTAL                                            $106,481          $114,282
                                             ------------       -----------
OPERATING INCOME / (LOSS):
   IT Services                                   $  2,302          $  1,554
   E-Solutions Group                               (3,401)           (3,447)
                                             ------------       -----------
TOTAL                                            $ (1,099)         $ (1,893)
                                             ------------       -----------
ASSETS:
   IT Services                                   $134,759          $171,478
   E-Solutions Group                               55,630           113,060
   Corporate and other                             74,919            59,267
                                             ------------       -----------
TOTAL                                            $265,308          $343,805
                                             ------------       -----------

                               COMPUTER HORIZONS CORP.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Periods Ended March 31, 2001 and March 31, 2000
                                     (unaudited)

4.   RESTRUCTURING CHARGES

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

At December 31, 2000, the Company recorded a write down of goodwill of $7.2 million for the shutdown of ESG. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded, in the fourth quarter of 2000, in connection with the write down of assets held for sale to realizable value. The closing of IT Services and E-Solutions offices resulted in the termination of 90 employees with a severance charge of $1.3 million. As of March 31, 2001, $838,000 had been paid to date in severance to the terminated employees.


                                     Remaining at                         Remaining at
                                    Dec. 31, 2000          Paid          March 31, 2001
                                   ----------------- ------------------ ------------------
Severance:
                                   ----------------- ------------------ ------------------
   United States                             $1,020             $(591)               $429
                                   ----------------- ------------------ ------------------
Lease Obligations:
                                   ----------------- ------------------ ------------------
   United States                             $1,600             $(223)             $1,377
                                   ----------------- ------------------ ------------------

                                   ----------------- ------------------ ------------------
      Total                                  $2,620             $(814)             $1,806
                                   ----------------- ------------------ ------------------

                            COMPUTER HORIZONS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Periods Ended March 31, 2001 and March 31, 2000
                                  (unaudited)

4.   RESTRUCTURING CHARGES (CONTINUED)

During the third quarter of 1999, the Company recorded a restructuring charge of $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as reduction of related staff levels.

During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the third quarter 1999 restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the UK and Canada. The remaining balance at March 31, 2001 includes continuing rents on two properties with the leases terminating on 2004 and 2005 and severance amounting to $118,000, which is currently in dispute regarding the violation of a non-compete agreement with a former executive of eB Networks.

                                                                           Remaining at
                                     Remaining at                            March 31,
                                    Dec. 31, 2000          Paid               2001
                                   ----------------- ------------------ ------------------
Severance:
                                   ----------------- ------------------ ------------------
   United States                              $ 118             $   --               $118
                                   ----------------- ------------------ ------------------
Lease Obligations:
                                   ----------------- ------------------ ------------------
   United States                               $267              $(17)               $250
                                   ----------------- ------------------ ------------------


                                   ----------------- ------------------ ------------------
      Total                                    $385              $(17)               $368
                                   ----------------- ------------------ ------------------

                            COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Periods Ended March 31, 2001 and March 31, 2000
                                  (unaudited)

5.   NET ASSETS HELD FOR SALE

The Company decided in 2000 to offer three of its subsidiaries (Princeton Softech "Princeton," including the SELECT Software Tools division "Select," CHC International Limited "Spargo," and eB Networks) for sale or disposition and accordingly classified these entities as "assets held for sale." This decision resulted in the recording of a net loss of $33.1 million, in the fourth quarter of 2000, to reduce the carrying amount to estimated net realizable value. The fair value of the assets held for sale was based on estimates of selling value from independent third party appraisals.

For financial reporting purposes, the assets and liabilities attributable to these subsidiaries have been classified in the consolidated balance sheet as net assets held for sale and are included in the E-Solutions segment. During the quarter ended March 31, 2001 and 2000 these respective entities generated net income/(loss) of $(1.0) million and $(2.0) million, respectively and amortization expense of nil and $0.9 million, respectively. Such net assets consist of the following:

                                             Princeton           Select          eB Networks           Total

                                         ------------------ ----------------- ------------------ ------------------
Current Assets                                    $ 18,341       $  2,601             $  7,923            $28,865
Property and equipment                               1,308            894                1,264              3,466
Other assets                                         2,391          6,641               33,283             42,315
                                                  --------       --------             --------           --------
Total assets                                        22,040         10,136               42,470             74,646
Total liabilities                                   (8,302)        (2,298)              (2,703)           (13,303)
                                                  --------       --------             --------           --------
Net Assets                                          13,738          7,838               39,767             61,343
Estimated loss in sale                                  --         (6,943)             (26,171)           (33,114)
                                                  --------       --------             --------           --------
Total net assets held for sale                    $ 13,738       $    895             $ 13,596            $28,229
                                                  ========       ========             ========            =======

                            COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Periods Ended March 31, 2001 and March 31, 2000
                                  (unaudited)

6.   COMPREHENSIVE INCOME / (LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130"), requires that items defined as other comprehensive income / (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income / (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income / (loss) for the three months ended March 31, 2001 and March 31, 2000 are as follows:

                                                    Three Months Ended
                                                 March 31,          March 31,
                                                   2001               2000
                                             ------------------- -----------------
Comprehensive Loss:

Net loss                                               $(1,018)           $(2,243)
Other comprehensive loss - foreign
      currency adjustment                               (1,465)              (619)
                                              ------------------ ----------------
Comprehensive loss                                     $(2,483)           $(2,862)
                                              ------------------ ----------------

                                  COMPUTER HORIZONS CORP.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Periods Ended March 31, 2001 and March 31, 2000
                                          (unaudited)

7.   SALE OF SUBSIDIARY

On January 31, 2001, the Company sold the stock of CHC International Limited, ("Spargo"), to an information technology consultancy service provider for cash of $3.2 million. The gain from the transaction was $438,000. The results of operations are not included in the consolidated financial statements as of January 1, 2001.

8.   PURCHASE OF TREASURY STOCK

In April of 2001, the Board of Directors approved the repurchase of up to 10% of its common shares outstanding, or approximately 3.2 million shares, in the open market. As of the filing of this report the Company had repurchased 385,000 shares of its stock in the open market at an average price of $3.64 per share for an aggregate purchase amount of $1.4 million.

9.   SUBSEQUENT EVENTS

On April 17, 2001, the Company sold the SELECT Software Tools division "Select" of Princeton Softech to Aonix, a member of the Gores Technology Group, for approximately $895,000 including $545,000 of cash received and a note receivable of $350,000. This sale included all the software assets and intellectual property rights of Select.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended March 31, 2001 and March 31, 2000

RESULTS OF OPERATIONS

REVENUES. Revenues decreased to $106.5 million in the first quarter of 2001 from $114.3 million in the first quarter of 2000, a decrease of $7.8 million or 6.8%. The E-Solutions Group decreased to $33.5 million in the first quarter of 2001 from $35.0 million in the first quarter of 2000, a decrease of $1.5 million or 4.3%. IT Services revenues decreased to $73.0 million in the first quarter of 2001 from $79.3 million in the first quarter of 2000, a decrease of $6.3 million or 7.9%. The decrease in IT Services revenue is primarily attributed to the current softness in the IT Staffing business. This softness is the result of spending shifts of customers from legacy environments to e-business initiatives.

DIRECT COSTS. Direct costs decreased to $72.9 million in the first quarter of 2001, from $83.0 million in the comparable period of 2000. Gross margin increased to 31.5% in the first quarter of 2001, respectively, from 27.4% in the same period of 2000. The increase of 4.1% in gross margin during the first quarter of 2001 is the result of improved margins in the E-Solutions group. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $34.7 million in the first quarter of 2001, from $33.2 million in the comparable 2000 period. As a percentage of revenues, selling, general and administrative expenses increased to 32.6% of revenues in the first quarter of 2001 from 29.0% of revenues in the comparable period of 2000. The increase in expenses for the first three months of 2001 is primarily attributable to the investments the Company continues to make in the E-Solutions Group, including Chimes.

INCOME/(LOSS) FROM OPERATIONS. Operating margins increased to a loss of 1.7% in the first quarter from a loss of 3.2% in the comparable 2000 period. This increase was primarily due to a decrease in amortization expense for the assets held for sale, along with a decrease in direct costs. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME/(EXPENSE). Other income increased to $0.3 million in the first quarter of 2001 compared to other expense of $0.3 million in the same period of 2000. This increase in other income was primarily the result of the gain of the sale of Spargo along with increased interest income.

PROVISION FOR INCOME TAXES. The effective tax rates for Federal, state and local income taxes was 34.0% for the first quarter of 2001. For the comparable 2000 periods, the rate was 43.0%.

NET INCOME/(LOSS). Net loss for the first quarter of 2001 was $1.0 million, or $0.03 loss per diluted share, compared to net loss of $2.2 million, or $0.07 loss per diluted share for the first quarter of 2000, an increase of $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had $134.0 million in working capital, of which $17.8 million was cash and cash equivalents. There was $17.0 million in borrowings outstanding against the Company's bank lines of credit.

Net cash provided by operating activities in the first three months of 2001 was $2.5 million, consisting primarily of a decrease in assets held for sale offset by a decrease in accounts payable along with the net loss for the first three months of the year. During the first three months of 2000, net cash used in operating activities was $8.6 million, consisting primarily of a decrease in accounts payable and the net loss for the quarter.

Net cash used in investing activities in the first three months of 2001 and 2000 was $1.7 million and $0.5 million, respectively, consisting primarily of purchases of equipment.

Net cash provided by financing activities was $1.0 million for the first three months of 2001, primarily consisting of stock options exercised. For the first three months of 2000, net cash provided by financing activities was $11.7 million, consisting primarily of borrowings against the Company's lines of credit.

At March 31, 2001, the Company had a current ratio position of 3.3 to 1. The Company believes that its cash and cash equivalents and short-term investments, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 2001. The Company intends to convert its two unsecured discretionary lines of credit into a secured asset-based lending facility and is currently in discussions with an asset-based lending institution. The Company expects this arrangement to be a $40 million facility with availability based primarily on eligible customer receivables. In addition, the Company received a Federal income tax refund of $21 million in April, 2001 as a result of the carryback of year 2000 operating losses to profitable prior years.

7.   PRO FORMA FINANCIAL INFORMATION EXCLUDING ASSETS HELD FOR SALE

PRO FORMA FINANCIAL INFORMATION EXCLUDING ASSETS HELD FOR SALE

The accompanying unaudited pro forma condensed consolidated statement of operations as of the quarters ended March 31, 2001, March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000 have been prepared to give effect of the consolidated operations excluding net assets held for sale and is intended for informational purposes only.

All adjustments necessary to fairly present this pro forma condensed consolidated financial information have been made based on available information and assumptions, which, in the opinion of management, are reasonable. The unaudited pro forma condensed consolidated financial information is based upon and should be read in conjunction with, the historical consolidated financial statements of the Company and the notes thereto.


                                                     March 31, 2001
                                     ----------------------------------------------
                                     Consolidated    Assets held         Pro forma
                                         CHC           for Sale              CHC
                                     ----------------------------------------------
Revenues                             $ 106,481         $  13,265         $  93,216
Direct Costs                            72,916             4,997            67,919
                                     ---------         ---------         ---------
Gross Profit                            33,565             8,268            25,297
SG&A                                    34,221             9,793            24,428
Bad Debt Expense                           443                48               395
                                     ---------         ---------         ---------
Operating Income/(loss)                 (1,099)           (1,573)              474
Gain on sale of Spargo                     438               438                --
Interest Expense/(income)                  175                --               175
Amortization of Intangibles                707                --               707
                                     ---------         ---------         ---------
Income/(loss) before taxes              (1,543)           (1,135)             (408)
Income taxes/(benefit)                    (525)             (386)             (139)
                                     ---------         ---------         ---------
Net Income/(loss)                    $  (1,018)        $    (749)        $    (269)
                                     =========         =========         =========


                                                     March 31, 2000
                                     ----------------------------------------------
                                     Consolidated    Assets held         Pro forma
                                         CHC           for Sale              CHC
                                     ----------------------------------------------
Revenues                             $ 114,282         $  21,397         $  92,885
Direct Costs                            83,015            11,505            71,510
                                     ---------         ---------         ---------
Gross Profit                            31,267             9,892            21,375
SG&A                                    32,073            12,549            19,524
Bad Debt Expense                         1,087                --             1,087
                                     ---------         ---------         ---------
Operating Income/(loss)                 (1,893)           (2,657)              764
Interest Expense/(income)                  266                --               266
Amortization of Intangibles              1,776               897               879
                                     ---------         ---------         ---------
Income/(loss) before taxes              (3,935)           (3,554)             (381)
Income taxes/(benefit)                  (1,692)           (1,528)             (164)
                                     ---------         ---------         ---------
Net Income/(loss)                    $  (2,243)        $  (2,026)        $    (217)
                                     =========         =========         =========


                                              Quarter Ended June 30, 2000
                                     ----------------------------------------------
                                     Consolidated    Assets held         Pro forma
                                         CHC           for Sale              CHC
                                     ----------------------------------------------
Revenues                             $ 118,095         $  23,655         $  94,440
Direct Costs                            79,578             9,145            70,433
                                     ---------         ---------         ---------
Gross Profit                            38,517            14,510            24,007
SG&A                                    35,049            12,684            22,365
Bad Debt Expense                         1,484                --             1,484
                                     ---------         ---------         ---------
Operating Income/(loss)                  1,984             1,826               158
Restructuring Charges/(Credits)         (2,376)               --            (2,376)
Interest Expense/(income)                  301                --               301
Amortization of Intangibles              1,680               787               893
                                     ---------         ---------         ---------
Income/(loss) before taxes               2,379             1,039             1,340
Income taxes/(benefit)                   1,023               447               576
                                     ---------         ---------         ---------
Net Income/(loss)                    $   1,356         $     592         $     764
                                     =========         =========         =========


                                           Quarter Ended September 30, 2000
                                     ----------------------------------------------
                                     Consolidated    Assets held         Pro forma
                                         CHC           for Sale              CHC
                                     ----------------------------------------------
Revenues                             $ 104,505         $  16,877         $  87,628
Direct Costs                            75,011             7,818            67,193
                                     ---------         ---------         ---------
Gross Profit                            29,494             9,059            20,435
SG&A                                    36,634            12,686            23,948
Bad Debt Expense                         1,916                --             1,916
                                     ---------         ---------         ---------
Operating Income/(loss)                 (9,056)           (3,627)           (5,429)
Interest Expense/(income)                  373                --               373
Amortization of Intangibles              1,662               935               727
                                     ---------         ---------         ---------
Income/(loss) before taxes             (11,091)           (4,562)           (6,529)
Income taxes/(benefit)                  (4,325)           (1,779)           (2,546)
                                     ---------         ---------         ---------
Net Income/(loss)                    $  (6,766)        $  (2,783)        $  (3,983)
                                     =========         =========         =========


                                            Quarter Ended December 31, 2000
                                     ----------------------------------------------
                                     Consolidated    Assets held         Pro forma
                                         CHC           for Sale              CHC
                                     ----------------------------------------------
Revenues                             $ 108,597         $  19,849         $  88,748
Direct Costs                            75,211             8,745            66,466
                                     ---------         ---------         ---------
Gross Profit                            33,386            11,104            22,282
SG&A                                    39,935            12,420            27,515
Bad Debt Expense                        21,965                --            21,965
                                     ---------         ---------         ---------
Operating Income/(loss)                (28,514)           (1,316)          (27,198)
Restructuring Charges/(Credits)         43,904                --            43,904
Interest Expense/(income)                  265                --               265
Amortization of Intangibles              2,316             1,517               799
                                     ---------         ---------         ---------
Income/(loss) before taxes             (74,999)           (2,833)          (72,166)
Income taxes/(benefit)                 (24,825)             (938)          (23,887)
                                     ---------         ---------         ---------
Net Income/(loss)                    $ (50,174)        $  (1,895)        $ (48,279)
                                     =========         =========         =========


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

                                                COMPUTER HORIZONS CORP.
                                                     (Registrant)

DATE:       MAY 15, 2001                        /s/  JOHN J. CASSESE
            ------------                        --------------------
                                                John J. Cassese
                                                Chairman of the Board and
                                                President

DATE:       MAY 15, 2001                        /s/ WILLIAM J. MURPHY
            ------------                        ---------------------
                                                William J. Murphy
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Principal Financial Officer)
                                                and Director

DATE:       MAY 15, 2001                        /s/ MICHAEL J. SHEA
            ------------                        -------------------
                                                Michael J. Shea,
                                                Vice President and Controller
                                                (Principal Accounting Officer)