Form 10-Q
period 2001-06-30
COMPUTER HORIZONS CORP
filed 2001-08-14
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  --------------------------------------------

          For Quarter Ended JUNE 30, 2001 Commission File Number 0-7282
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

                                  Yes |X| No|_|

As of August 10, 2001 the issuer had 31,973,494 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.

                                      Index

                                                                        Page No.

Part I   Financial Information

              Consolidated Balance Sheets
              June 30, 2001 (unaudited) and December 31, 2000              3

              Consolidated Statements of Operations
              Three and Six Months Ended June 30, 2001
              and June 30, 2000 (unaudited)                                4

              Condensed Consolidated Statements of
              Cash Flows  -  Six Months Ended
              June 30, 2001 and June 30, 2000 (unaudited)                  5

              Notes to Consolidated Financial Statements                   6

              Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                  14

Part II       Other Information                                           19

              Signatures                                                  19

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                                June 30,   December 31,
                                                                  2001         2000
                                                                  ----         ----
                                                              (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $  35,062    $  17,559
  Accounts receivable, net of allowance for doubtful
    accounts of $3,685 and $2,702 at June 30, 2001
    and December 31, 2000, respectively                           93,288       98,021
  Net assets held for sale                                        23,815       35,274
  Deferred income tax benefit                                     18,007       19,207
  Refundable income taxes                                          1,496       21,325
  Other                                                            7,572        2,998
                                                               ---------    ---------
          TOTAL CURRENT ASSETS                                   179,240      194,384
                                                               ---------    ---------

PROPERTY AND EQUIPMENT                                            33,732       31,962
  Less accumulated depreciation                                  (20,005)     (17,920)
                                                               ---------    ---------
                                                                  13,727       14,042
                                                               ---------    ---------

OTHER ASSETS - NET:
  Goodwill                                                        49,991       51,264
  Deferred income tax benefit                                        603          603
  Other                                                           11,404        9,103
                                                               ---------    ---------
          TOTAL OTHER ASSETS                                      61,998       60,970
                                                               ---------    ---------

TOTAL ASSETS                                                   $ 254,965    $ 269,396
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                                       $  14,015    $  20,704
  Accrued payroll, payroll taxes and benefits                     16,177       14,194
  Accounts payable                                                16,670       17,945
  Restructuring reserve                                            1,751        2,887
  Other accrued expenses                                           5,498        4,182
                                                               ---------    ---------
          TOTAL CURRENT LIABILITIES                               54,111       59,912
                                                               ---------    ---------

OTHER LIABILITIES                                                  2,060        1,560
                                                               ---------    ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
  Common stock, $.10 par, authorized 100,000,000 shares;
    issued 33,152,855 shares at June 30, 2001 and 33,152,206
    shares at December 31, 2000 respectively                       3,315        3,315
  Additional paid-in capital                                     136,652      139,418
  Accumulated comprehensive loss                                  (3,024)        (980)
  Retained earnings                                               74,160       80,741
                                                               ---------    ---------
                                                                 211,103      222,494
                                                               ---------    ---------
  Less shares held in treasury, at cost; 1,308,114 shares
    and 1,344,615 shares at June 30, 2001 and
    December 31, 2000, respectively                              (12,309)     (14,570)
                                                               ---------    ---------
          TOTAL SHAREHOLDERS' EQUITY                             198,794      207,924
                                                               ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       254,965      269,396
                                                               =========    =========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share data)

                                                       THREE MONTHS ENDED                               SIX MONTHS ENDED
                                         --------------------------------------------   --------------------------------------------
                                            June 30, 2001            June 30, 2000         June 30, 2001           June 30, 2000
                                         -------------------     --------------------   -------------------     --------------------
                                                       % of                    % of                   % of                    % of
                                                      REVENUE                 REVENUE                REVENUE                 REVENUE
                                                      -------                 -------                -------                 -------
REVENUES:
    IT Services                          $  74,400      70.9%    $  77,739      65.8%   $ 147,417      69.7%    $ 157,119      67.6%
    Solutions Group                         30,595      29.1%       40,356      34.2%      64,059      30.3%       75,258      32.4%
                                         ---------     -----     ---------     -----    ---------     -----     ---------     -----

                                           104,995     100.0%      118,095     100.0%     211,476     100.0%      232,377     100.0%
                                         ---------     -----     ---------     -----    ---------     -----     ---------     -----

COSTS AND EXPENSES:
     Direct costs                           74,927      71.4%       79,578      67.4%     147,843      69.9%      162,593      69.9%
     Selling, general and administrative    32,558      31.0%       36,533      30.9%      67,222      31.8%       69,693      30.0%
     Restructuring charge / (credit)         5,473       5.2%       (2,376)     -2.0%       5,473       2.6%       (2,376)     -1.0%
     Amortization of intangibles               723       0.7%        1,680       1.4%       1,430       0.7%        3,456       1.5%
                                         ---------     -----     ---------     -----    ---------     -----     ---------     -----

                                           113,681     108.3%      115,415      97.7%     221,968     105.0%      233,366     100.4%
                                         ---------     -----     ---------     -----    ---------     -----     ---------     -----

INCOME / (LOSS) FROM OPERATIONS             (8,686)     -8.3%        2,680       2.3%     (10,492)     -5.0%         (989)     -0.4%
                                         ---------     -----     ---------     -----    ---------     -----     ---------     -----

OTHER INCOME / (EXPENSE):
     Gain on sale of Spargo                     --       0.0%           --       0.0%         438       0.2%           --       0.0%
     Interest income                           823       0.8%          148       0.1%       1,224       0.6%          289       0.1%
     Interest expense                         (567)     -0.5%         (449)     -0.4%      (1,143)     -0.5%         (856)     -0.4%
                                         ---------     -----     ---------     -----    ---------     -----     ---------     -----

                                               256       0.3%         (301)     -0.3%         519       0.3%         (567)     -0.3%
                                         ---------     -----     ---------     -----    ---------     -----     ---------     -----

INCOME / (LOSS) BEFORE INCOME TAXES         (8,430)     -8.0%        2,379       2.0%      (9,973)     -4.7%       (1,556)     -0.7%
                                         ---------     -----     ---------     -----    ---------     -----     ---------     -----

INCOME (BENEFIT) / TAXES:
     Current                                (2,866)     -2.7%          623       0.5%      (4,591)     -2.2%       (1,471)     -0.6%
     Deferred                                   --       0.0%          400       0.3%       1,200       0.6%          802       0.3%
                                         ---------     -----     ---------     -----    ---------     -----     ---------     -----
                                            (2,866)     -2.7%        1,023       0.8%      (3,391)     -1.6%         (669)     -0.3%
                                         ---------     -----     ---------     -----    ---------     -----     ---------     -----

NET INCOME / (LOSS)                         (5,564)     -5.3%        1,356       1.2%      (6,582)     -3.1%         (887)     -0.4%
                                         =========     -----     =========     -----    =========     -----     =========     -----

EARNINGS / (LOSS) PER SHARE:
    Basic                                $   (0.17)              $    0.04              $   (0.21)              $   (0.03)
                                         =========               =========              =========               =========
    Diluted                              $   (0.17)              $    0.04              $   (0.21)              $   (0.03)
                                         =========               =========              =========               =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                               31,833,000              31,624,000             31,948,000              31,553,000
                                        ==========              ==========             ==========              ==========
    Diluted                             31,833,000              32,141,000             31,948,000              31,553,000
                                        ==========              ==========             ==========              ==========

Note: Certain reclassifications have been made to the prior periods to conform to the 2001 presentation.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                             Six Months Ended
                                                           --------------------
                                                           June 30,     June 30,
                                                             2001         2000
                                                           --------    --------
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES      $ 29,324    $ (1,841)
                                                           --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchases of property and equipment                       (2,410)       (883)
   Additions to goodwill                                       (173)         --
                                                           --------    --------
                                                             (2,583)       (883)
                                                           --------    --------

CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES
   (Decrease)/increase in borrowings                         (6,689)      3,944
   Decrease in long-term debt                                    --      (4,100)
   Repurchase of common stock                                (1,538)         --
   Stock options exercised                                    1,033       3,076
                                                           --------    --------
                                                             (7,194)      2,920
                                                           --------    --------

   Effect of exchange rate difference on cash                (2,044)     (1,048)
                                                           --------    --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS         17,503        (852)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               17,559      17,072
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 35,062    $ 16,220
                                                           ========    ========

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2001 and June 30, 2000
                                   (unaudited)

1. BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six months ended June 30, 2001 and June 30, 2000, respectively and the statement of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Company. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the respective full years.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" which was issued July 20, 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2001 and June 30, 2000
                                   (unaudited)

The Company will continue to amortize goodwill existing at June 30, 2001 under its current method until January 1, 2002. Thereafter, annual and quarterly goodwill amortization of approximately $2.9 million and $720,000, respectively, will no longer be recognized. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of a change in accounting principle.

In accordance with SFAS No.128, the table below presents both basic and diluted earnings per share:

                                                           Three Months Ended                   Six Months Ended

                                                    June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
                                                    -------------------------------------------------------------------
Numerator:
   Net income/(loss) (in thousands)                 $     (5,564)      $     1,356      $     (6,582)      $       (887)
Denominator:
   Denominator for basic earnings/(loss) per share
     Weighted average shares outstanding              31,833,000        31,624,000        31,948,000         31,553,000

Effect of stock options                                       --           517,000                --                 --

Diluted potential earnings/(loss) per share:
   Denominator for diluted earnings/(loss) per share
      Adjusted weighted average shares
         outstanding and assumed conversions          31,833,000        32,141,000        31,948,000         31,553,000

Basic earnings/(loss) per share                     $      (0.17)      $      0.04      $      (0.21)      $      (0.03)

Diluted earnings/(loss) per share                   $      (0.17)      $      0.04      $      (0.21)      $      (0.03)

The computation of diluted earnings/(loss) per share excludes options with exercise prices greater than the average market price as their effect would have been antidilutive. During 2001, there were 3,752,100 excluded options with exercise prices of $3.78 to $26.63 per share at June 30. During 2000, there were 1,239,749 excluded options outstanding at June 30, 2000 with exercise prices of $11.63 to $26.63 per share.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Periods Ended June 30, 2001 and June 30, 2000
                                   (unaudited)

4. SEGMENT INFORMATION

The Company has identified two segments: IT Services and the Solutions Group. The IT Services segment consists largely of the professional services traditionally rendered by the Company and primarily related to legacy and client server environments. IT Services is primarily Staffing and Outsourcing. The Solutions Group consists of e-products, e-services and e-commerce components. Broadly defined, revenue is derived from product sales and services that enable customers to conduct business electronically. Operating income / (loss) consists of income/(loss) before income taxes excluding interest income, interest expense, restructuring charge/(credit), gain on the sale of Spargo and amortization of intangibles. These exclusions total $5.9 million and $(0.4) million in the second quarter of 2001 and 2000, respectively and $6.4 million and $1.6 million in the first six months of 2001 and 2000, respectively. Corporate services, consisting of general and administrative services, are provided to the segments from a centralized location. Such costs are allocated to the segments based on revenue.

                                                          Six Months Ended
                                                 June 30, 2001      June 30, 2000
                                                 --------------------------------
REVENUE:
   IT Services                                     $ 147,417          $ 157,119
   Solutions Group                                    64,059             75,258
                                                   ----------------------------
TOTAL                                              $ 211,476          $ 232,377
                                                   ----------------------------

OPERATING INCOME / (LOSS):
   IT Services                                     $   5,097          $   3,528
   Solutions Group                                    (8,686)            (3,438)
                                                   ----------------------------
TOTAL                                              $  (3,589)         $      90
                                                   ----------------------------

ASSETS:
   IT Services                                     $ 109,273          $ 166,245
   Solutions Group                                    68,591            109,539
   Corporate and other                                77,101             65,949
                                                   ----------------------------
TOTAL                                              $ 254,965          $ 341,733
                                                   ----------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Periods Ended June 30, 2001 and June 30, 2000
                                   (unaudited)

5. RESTRUCTURING CHARGES

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

At December 31, 2000, the Company recorded a write down of goodwill of $7.2 million for the shutdown of ESG. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded in the fourth quarter of 2000, in connection with the write down of assets held for sale to realizable value. The closing of IT Services and Solutions offices resulted in the termination of 90 employees with a severance charge of $1.3 million. As of June 30, 2001, $901,000 had been paid to date in severance to the terminated employees.

                                       Remaining at                          Remaining at
                                      Dec. 31, 2000            Paid         June 30, 2001
                                   ------------------------------------------------------
Severance:
   United States                             $1,020             $(654)               $366
                                   ------------------------------------------------------

Lease Obligations:                 ------------------------------------------------------
   United States                             $1,600             $(348)             $1,252
                                   ------------------------------------------------------

                                   ------------------------------------------------------
      Total                                  $2,620           $(1,002)             $1,618
                                   ------------------------------------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Periods Ended June 30, 2001 and June 30, 2000
                                   (unaudited)

5. RESTRUCTURING CHARGES (CONTINUED)

During the third quarter of 1999, the Company recorded a restructuring charge of $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as reduction of related staff levels.

During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the third quarter 1999 restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the UK and Canada. The remaining balance at June 30, 2001 includes continuing rents on two properties with the leases terminating in 2004 and 2005 and severance amounting to $118,000, which is currently in dispute regarding the violation of a non-compete agreement with a former executive of eB Networks.

                                       Remaining at                          Remaining at
                                      Dec. 31, 2000            Paid         June 30, 2001
                                   ------------------------------------------------------
Severance:
   United States                               $118             $  --                $118
                                   ------------------------------------------------------

Lease Obligations:                 ------------------------------------------------------
   United States                               $267             $(134)               $133
                                   ------------------------------------------------------

                                   ------------------------------------------------------
      Total                                    $385             $(134)               $251
                                   ------------------------------------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Periods Ended June 30, 2001 and June 30, 2000
                                   (unaudited)

6. NET ASSETS HELD FOR SALE

The Company decided in 2000 to offer three of its subsidiaries (Princeton Softech "Princeton," including the SELECT Software Tools division "Select," CHC International Limited "Spargo," and eB Networks) for sale or disposition and accordingly classified these entities as "assets held for sale." This decision resulted in the recording of a net loss of $33.1 million, in the fourth quarter of 2000, to reduce the carrying amount to estimated net realizable value. The fair value of the assets held for sale was based on estimates of selling value from independent third party appraisals. During the second quarter of 2001 one of the Company's subsidiaries, eB Networks, was revalued and accordingly another approximately $5.5 million loss was recorded to reduce the carrying amount to the current estimated net realizable value.

For financial reporting purposes, the assets and liabilities attributable to these subsidiaries have been classified in the consolidated balance sheet as net assets held for sale and are included in the Solutions segment. During the second quarter ended June 30, 2001 and 2000 these respective entities generated net income/(loss) of $(1.7) million and $0.6 million, respectively and amortization expense of nil and $0.8 million, respectively. For the first half of 2001 and 2000 these respective entities generated net income/(loss) of $(2.7) million and $(1.4) million, respectively and amortization expense of nil and $1.7 million, respectively. Such net assets consist of the following:

                                          Princeton    eB Networks       Total
                                          -------------------------------------
Current Assets                             $ 21,439      $  6,615      $ 28,054
Property and equipment                        1,325         1,170         2,495
Other assets                                  2,792        33,281        36,073
                                           --------      --------      --------

Total assets                                 25,556        41,066        66,622
Total liabilities                            (9,266)       (1,897)      (11,163)
                                           --------      --------      --------

Net Assets                                   16,290        39,169        55,459
Estimated loss in sale                           --       (31,644)      (31,644)
                                           --------      --------      --------

Total net assets held for sale             $ 16,290      $  7,525      $ 23,815
                                           ========      ========      ========

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Periods Ended June 30, 2001 and June 30, 2000
                                   (unaudited)

7. COMPREHENSIVE INCOME / (LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130"), requires that items defined as other comprehensive income / (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income / (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income / (loss) for the three and six months ended June 30, 2001 and June 30, 2000 are as follows:

                                                             Three Months Ended                      Six Months Ended
                                                    June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                                    -------------------------------------------------------------------------
Comprehensive Income/(Loss):

Net income/(loss)                                      $(5,564)            $ 1,356             $(6,582)            $  (887)
Other comprehensive loss - foreign currency
       adjustment                                         (579)               (428)             (2,044)             (1,047)
                                                       -------------------------------------------------------------------
Comprehensive income/(loss)                            $(6,143)            $   928             $(8,626)            $(1,934)
                                                       -------------------------------------------------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Periods Ended June 30, 2001 and June 30, 2000
                                   (unaudited)

8. SALE OF SUBSIDIARIES

On April 17, 2001, the Company sold the SELECT Software Tools division "Select" of Princeton Softech to Aonix, a member of the Gores Technology Group, for approximately $895,000 including $545,000 of cash received and a note receivable of $350,000. This sale included all the software assets and intellectual property rights of Select. The results of operations are included in the consolidated financial statements through April 17, 2001.

On January 31, 2001, the Company sold the stock of CHC International Limited, ("Spargo"), to an information technology consultancy service provider for cash of $3.2 million. The gain from the transaction was $438,000. The results of operations are not included in the consolidated financial statements as of January 1, 2001.

9. PURCHASE OF TREASURY STOCK

In April of 2001, the Board of Directors approved the repurchase of up to 10% of its common shares outstanding, or approximately 3.2 million shares, in the open market. As of the filing of this report the Company had repurchased 430,000 shares of its stock in the open market at an average price of $3.57 per share for an aggregate purchase amount of $1.5 million.

10. SUBSEQUENT EVENTS

On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit. This line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest is based on a floating LIBOR interest rate. The line is collateralized by substantially all assets of the Company and is subject to compliance with certain covenants.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2001 and June 30, 2000

RESULTS OF OPERATIONS

REVENUES. Revenues decreased to $105.0 million in the second quarter of 2001 from $118.1 million in the second quarter of 2000, a decrease of $13.1 million or 11.1%. The Solutions Group decreased to $30.6 million in the second quarter of 2001 from $40.4 million in the second quarter of 2000, a decrease of $9.8 million or 24.3%. IT Services revenues decreased to $74.4 million in the second quarter of 2001 from $77.7 million in the second quarter of 2000, a decrease of $3.3 million or 4.2%. The decrease in Solutions Group revenue is entirely attributable to the revenue decline experienced by the business units held for sale. Solutions Group revenue, excluding the operations of units held for sale, actually increased by $2.8 million in the second quarter of 2001 to $19.5 million. The decrease in IT Services revenue is primarily attributed to the current softness in the IT Staffing business. This softness is the result of spending shifts of customers from legacy environments to e-business initiatives.

Revenues decreased to $211.5 million in the first six months of 2001 from $232.4 million in the first six months of 2000, a decrease of $20.9 million or 9.0%. The Solutions Group decreased to $64.1 million in the first six months of 2001 from $75.3 million in the first six months of 2000, a decrease of $11.2 million or 14.9%. Excluding the operations of the business units held for sale, Solutions Group revenue increased by $9.4 million or 31.3% for the first six months of 2001. IT Services decreased to $147.4 million in the first half of 2001 from $157.1 million in the first half of 2000, a decrease of $9.7 million or 6.2%, which is attributable to the softness in the IT staffing business.

DIRECT COSTS. Direct costs decreased to $74.9 million and $147.8 million in the second quarter and first half of 2001, respectively, from $79.6 million and $162.6 million in the comparable periods of 2000. Gross margin decreased to 28.6% in the second quarter 2001 from 32.6% in the same period of 2000. Gross margin increased to 30.1% in the first six months of 2001 from 30.0% in the same period of 2000. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (excluding the restructuring charge/(credit)) decreased to $32.6 million and $67.2 million in the second quarter and first half of 2001, respectively, from $36.5 million and $69.7 million in the comparable 2000 periods. As a percentage of revenues, selling, general and administrative expenses increased to 31.0% and 31.8% of revenues in the second quarter and first six months of 2001 from 30.9% and 30.0% of revenues in the comparable periods of 2000. During the second quarter of 2001 the Company recorded a restructuring charge of $5.5 million related to the further write-down of one of the Company's assets held for sale to current fair value. During the second quarter of 2000 the Company recorded a restructuring credit to reverse $2.4 million of the restructuring charge recorded in the third quarter of 1999, leaving approximately $0.4 million of the original reserve relating to future costs associated with continuing rent and severance commitments in the United States.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2001 and June 30, 2000

INCOME/(LOSS) FROM OPERATIONS. Operating margins, excluding the restructuring charge in 2001 and the restructuring credit in 2000, decreased to a loss of 3.1% and 2.4% in the second quarter and first half of 2001 from income of 0.3% and a loss of 1.4% in the comparable 2000 periods. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME/(EXPENSE). Other income increased to $0.3 million and $0.5 million in the second quarter and first half of 2001, respectively, compared to other expense of $0.3 million and $0.6 million in the same periods of 2000. This increase in other income was primarily the result of increased interest income from the Company's increase in cash from the $21 million tax refund and the sale of Spargo and Select.

PROVISION FOR INCOME TAXES. The effective tax rates for Federal, state and local income taxes was 34.0% for both the second quarter and first half of 2001. For the comparable 2000 periods, the rate was 43.0%.

NET INCOME/(LOSS). Net loss for the second quarter of 2001 was $5.6 million, or $0.17 loss per diluted share, compared to net income of $1.4 million, or $0.04 earnings per diluted share for the second quarter of 2000, a decrease of $7.0 million. For the first half of 2001, the net loss was $6.6 million, or $0.21 loss per diluted share, compared to net loss of $0.9 million, or $0.03 loss per diluted share for the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had $125.1 million in working capital, of which $35.1 million was cash and cash equivalents. There was $14.0 million in borrowings outstanding against the Company's bank lines of credit.

Net cash provided by operating activities in the first six months of 2001 was $29.3 million, consisting primarily of a $21 million tax refund as a result of the carryback of year 2000 operating losses to profitable prior years and a decrease in assets held for sale. During the first six months of 2000, net cash used in operating activities was $1.8 million, consisting primarily of a decrease in accrued payroll and the net loss for the first half of the year.

Net cash used in investing activities in the first six months of 2001 and 2000 was $2.6 million and $0.9 million, respectively, consisting primarily of purchases of equipment.

Net cash used in financing activities was $7.2 million for the first six months of 2001, primarily consisting of the decrease in borrowings. For the first six months of 2000, net cash provided by financing activities was $2.9 million, consisting primarily of stock options exercised and an increase in borrowings offset by a decrease in long-term debt.

At June 30, 2001, the Company had a current ratio position of 3.3 to 1. The Company believes that its cash and cash equivalents, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 2001. In July 2001, the Company converted its two unsecured discretionary lines of credit into a secured asset-based lending facility. This arrangement is a $40 million facility with availability based primarily on eligible customer receivables.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2001 and June 30, 2000

PRO FORMA FINANCIAL INFORMATION EXCLUDING ASSETS HELD FOR SALE

The accompanying unaudited pro forma condensed consolidated statement of operations as of the quarters ended June 30, 2001, March 31, 2001, March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000 have been prepared to give effect of the consolidated operations excluding net assets held for sale and is intended for informational purposes only.

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

                                                    June 30, 2001
                                     ------------------------------------------
                                     Consolidated    Assets held      Pro forma
                                              CHC       for Sale            CHC
                                     ------------------------------------------
Revenues                                $ 104,995       $ 11,140       $ 93,855
Direct Costs                               74,927          4,057         70,870
                                        ---------       --------       --------
Gross Profit                               30,068          7,083         22,985
SG&A                                       32,162          9,614         22,548
Bad Debt Expense                              396             37            359
                                        ---------       --------       --------
Operating Income/(loss)                    (2,490)        (2,568)            78
Restructuring Charge                        5,473             --          5,473
Interest Expense/(income)                    (256)            --           (256)
Amortization of Intangibles                   723             --            723
                                        ---------       --------       --------
Income/(loss) before taxes                 (8,430)        (2,568)        (5,862)
Income taxes/(benefit)                     (2,866)          (873)        (1,993)
                                        ---------       --------       --------
Net Income/(loss)                       $  (5,564)      $ (1,695)      $ (3,869)
                                        =========       ========       ========

                                                   March 31, 2001
                                     ------------------------------------------
                                     Consolidated    Assets held      Pro forma
                                              CHC       for Sale            CHC
                                     ------------------------------------------
Revenues                                $ 106,481       $ 13,265       $ 93,216
Direct Costs                               72,916          4,997         67,919
                                        ---------       --------       --------
Gross Profit                               33,565          8,268         25,297
SG&A                                       34,221          9,793         24,428
Bad Debt Expense                              443             48            395
                                        ---------       --------       --------
Operating Income/(loss)                    (1,099)        (1,573)           474
Gain on sale of Spargo                        438            438             --
Interest Expense/(income)                     175             --            175
Amortization of Intangibles                   707             --            707
                                        ---------       --------       --------
Income/(loss) before taxes                 (1,543)        (1,135)          (408)
Income taxes/(benefit)                       (525)          (386)          (139)
                                        ---------       --------       --------
Net Income/(loss)                       $  (1,018)      $   (749)      $   (269)
                                        =========       ========       ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2001 and June 30, 2000

                                                   March 31, 2000
                                     ------------------------------------------
                                     Consolidated    Assets held      Pro forma
                                              CHC       for Sale            CHC
                                     ------------------------------------------

Revenues                                $ 114,282       $ 21,397       $ 92,885
Direct Costs                               83,015         11,505         71,510
                                        ---------       --------       --------
Gross Profit                               31,267          9,892         21,375
SG&A                                       32,073         12,549         19,524
Bad Debt Expense                            1,087             --          1,087
                                        ---------       --------       --------
Operating Income/(loss)                    (1,893)        (2,657)           764
Interest Expense/(income)                     266             --            266
Amortization of Intangibles                 1,776            897            879
                                        ---------       --------       --------
Income/(loss) before taxes                 (3,935)        (3,554)          (381)
Income taxes/(benefit)                     (1,692)        (1,528)          (164)
                                        ---------       --------       --------
Net Income/(loss)                       $  (2,243)      $ (2,026)      $   (217)
                                        =========       ========       ========

                                            Quarter Ended June 30, 2000
                                     ------------------------------------------
                                     Consolidated    Assets held      Pro forma
                                              CHC       for Sale            CHC
                                     ------------------------------------------

Revenues                                $ 118,095       $ 23,655       $ 94,440
Direct Costs                               79,578          9,145         70,433
                                        ---------       --------       --------
Gross Profit                               38,517         14,510         24,007
SG&A                                       35,049         12,684         22,365
Bad Debt Expense                            1,484             --          1,484
                                        ---------       --------       --------
Operating Income/(loss)                     1,984          1,826            158
Restructuring Charges/(Credits)            (2,376)            --         (2,376)
Interest Expense/(income)                     301             --            301
Amortization of Intangibles                 1,680            787            893
                                        ---------       --------       --------
Income/(loss) before taxes                  2,379          1,039          1,340
Income taxes/(benefit)                      1,023            447            576
                                        ---------       --------       --------
Net Income/(loss)                       $   1,356       $    592       $    764
                                        =========       ========       ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2001 and June 30, 2000

                                            Quarter Ended September 30, 2000
                                     ------------------------------------------
                                     Consolidated    Assets held      Pro forma
                                              CHC       for Sale            CHC
                                     ------------------------------------------

Revenues                                $ 104,505       $ 16,877       $ 87,628
Direct Costs                               75,011          7,818         67,193
                                        ---------       --------       --------
Gross Profit                               29,494          9,059         20,435
SG&A                                       36,634         12,686         23,948
Bad Debt Expense                            1,916             --          1,916
                                        ---------       --------       --------
Operating Income/(loss)                    (9,056)        (3,627)        (5,429)
Interest Expense/(income)                     373             --            373
Amortization of Intangibles                 1,662            935            727
                                        ---------       --------       --------
Income/(loss) before taxes                (11,091)        (4,562)        (6,529)
Income taxes/(benefit)                     (4,325)        (1,779)        (2,546)
                                        ---------       --------       --------
Net Income/(loss)                       $  (6,766)      $ (2,783)      $ (3,983)
                                        =========       ========       ========

                                           Quarter Ended December 31, 2000
                                     ------------------------------------------
                                     Consolidated    Assets held      Pro forma
                                              CHC       for Sale            CHC
                                     ------------------------------------------

Revenues                                $ 108,597       $ 19,849       $ 88,748
Direct Costs                               75,211          8,745         66,466
                                        ---------       --------       --------
Gross Profit                               33,386         11,104         22,282
SG&A                                       39,935         12,420         27,515
Bad Debt Expense                           21,965             --         21,965
                                        ---------       --------       --------
Operating Income/(loss)                   (28,514)        (1,316)       (27,198)
Restructuring Charges/(Credits)            43,904             --         43,904
Interest Expense/(income)                     265             --            265
Amortization of Intangibles                 2,316          1,517            799
                                        ---------       --------       --------
Income/(loss) before taxes                (74,999)        (2,833)       (72,166)
Income taxes/(benefit)                    (24,825)          (938)       (23,887)
                                        ---------       --------       --------
Net Income/(loss)                       $ (50,174)      $ (1,895)      $(48,279)
                                        =========       ========       ========

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


DATE:  AUGUST 14, 2001                      /S/  JOHN J. CASSESE
       ---------------                      --------------------
                                            John J. Cassese
                                            Chairman of the Board and
                                            President


DATE:  AUGUST 14, 2001                      /S/ WILLIAM J. MURPHY
       ---------------                      ---------------------
                                            William J. Murphy
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer) and
                                            Director


DATE:  AUGUST 14, 2001                      /S/ MICHAEL J. SHEA
       ---------------                      -------------------
                                            Michael J. Shea,
                                            Vice President and Controller
                                            (Principal Accounting Officer)