Form 10-Q
period 2001-09-30
COMPUTER HORIZONS CORP
filed 2001-11-14
CIK 23019

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


  For Quarter Ended SEPTEMBER 30, 2001           Commission File Number 0-7282


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

                                  X
                                  --
                                  Yes             No

As of November 12, 2001 the issuer had 31,898,622 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.

                                      Index

                                                                       Page No.

   Part I   Financial Information

              Consolidated Balance Sheets
              September 30, 2001 (unaudited) and December 31, 2000         3

              Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 2001
              and September 30, 2000 (unaudited)                           4

              Condensed Consolidated Statements of
              Cash Flows  -  Nine Months Ended
              September 30, 2001 and September 30, 2000 (unaudited)        5

              Notes to Consolidated Financial Statements                   6

              Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                  14

   Part II    Other Information                                           21

              Signatures                                                  21

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)



                                                                   September 30,        December 31,
                                                                       2001                2000
                                                                       ----                ----
                                                                    (unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $  44,526         $  17,559
  Accounts receivable, net of allowance for doubtful
    accounts of $5,743 and $2,702 at September
    30, 2001 and December 31, 2000, respectively                          94,130            98,021
  Net assets held for sale                                                18,698            35,274
  Deferred income tax benefit                                             18,007            19,207
  Refundable income taxes                                                  3,621            21,325
  Other                                                                    7,338             2,998
                                                                       ---------         ---------
          TOTAL CURRENT ASSETS                                           186,320           194,384
                                                                       ---------         ---------

PROPERTY AND EQUIPMENT                                                    35,252            31,962
  Less accumulated depreciation                                          (21,053)          (17,920)
                                                                       ---------         ---------
                                                                          14,199            14,042
                                                                       ---------         ---------
OTHER ASSETS - NET:
  Goodwill                                                                49,340            51,264
  Deferred income tax benefit                                                603               603
  Other                                                                    9,082             9,103
                                                                       ---------         ---------
          TOTAL OTHER ASSETS                                              59,025            60,970
                                                                       ---------         ---------

TOTAL ASSETS                                                           $ 259,544         $ 269,396
                                                                       =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                                               $       -         $  20,704
  Accrued payroll, payroll taxes and benefits                             17,976            14,194
  Accounts payable                                                        24,552            17,945
  Restructuring reserve                                                    1,298             2,887
  Other accrued expenses                                                   5,590             4,182
                                                                       ---------         ---------
          TOTAL CURRENT LIABILITIES                                       49,416            59,912
                                                                       ---------         ---------

LONG-TERM DEBT                                                            14,081                 -

OTHER LIABILITIES                                                          1,669             1,560
                                                                       ---------         ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
  Common stock, $.10 par, authorized 100,000,000 shares;
     issued 33,152,855 shares at September 30, 2001
    and 33,152,206 shares at December 31, 2000 respectively                3,315             3,315
  Additional paid-in capital                                             135,230           139,418
  Accumulated comprehensive loss                                          (3,031)             (980)
  Retained earnings                                                       69,340            80,741
                                                                       ---------         ---------
                                                                         204,854           222,494
                                                                       ---------         ---------

  Less shares held in treasury, at cost; 1,293,688 shares
    and 1,344,615 shares at September 30, 2001 and
    December 31, 2000, respectively                                      (10,476)          (14,570)
                                                                       ---------         ---------
          TOTAL SHAREHOLDERS' EQUITY                                     194,378           207,924
                                                                       ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 259,544         $ 269,396
                                                                       =========         =========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share data)



                                                       THREE MONTHS ENDED                            NINE MONTHS ENDED
                                       ----------------------------------------------  --------------------------------------------
                                          September 30, 2001     September 30, 2000       September 30, 2001     September 30, 2000
                                          ------------------     ------------------       ------------------     ------------------
                                                        % of                   % of                     % of                   % of
                                                     revenue                revenue                  revenue                revenue
                                                     -------                -------                  -------                -------

REVENUES:
    IT Services                        $    65,242     69.3% $    72,694      69.6%   $   212,659    69.6%  $   229,813       68.2%
    Solutions Group                         28,970     30.7%      31,811      30.4%        93,029    30.4%      107,069       31.8%
                                       -----------    ------ -----------     -----    -----------   -----   -----------      -----

                                            94,212    100.0%     104,505     100.0%       305,688   100.0%      336,882      100.0%
                                       -----------    -----  -----------     -----    -----------   -----   -----------      -----

COSTS AND EXPENSES:
     Direct costs                           67,672     71.8%      75,011      71.8%       215,515    70.5%      237,604       70.5%
     Selling, general and administrative    30,404     32.3%      38,550      36.9%        97,626    31.9%      108,243       32.1%
     Restructuring charge / (credit)             -      0.0%           -       0.0%         5,473     1.8%       (2,376)      -0.7%
     Amortization of intangibles               650      0.7%       1,662       1.6%         2,080     0.7%        5,118        1.5%
                                       -----------    ------ -----------     -----    -----------   -----   -----------      -----

                                            98,726    104.8%     115,223     110.3%       320,694   104.9%      348,589      103.4%
                                       -----------    ------ -----------     -----    -----------   -----   -----------      -----

LOSS FROM OPERATIONS                        (4,514)    -4.8%     (10,718)    -10.3%       (15,006)   -4.9%      (11,707)      -3.4%
                                       -----------    ------ -----------     -----    -----------   -----   -----------      -----

OTHER INCOME / (EXPENSE):
     Loss on sale of assets                 (2,833)    -3.0%           -       0.0%        (2,395)   -0.8%            -        0.0%
     Interest income                           537      0.6%          41       0.0%         1,761     0.6%          330        0.1%
     Interest expense                         (494)    -0.5%        (414)     -0.4%        (1,637)   -0.5%       (1,270)      -0.4%
                                       -----------    ------ -----------      ----    -----------   -----   -----------      -----

                                            (2,790)    -2.9%        (373)     -0.4%        (2,271)   -0.7%         (940)      -0.3%
                                       -----------    ------ -----------      ----    -----------   -----   -----------      -----

LOSS BEFORE INCOME TAXES                    (7,304)    -7.7%     (11,091)    -10.7%       (17,277)   -5.6%      (12,647)      -3.7%
                                       -----------    ------ -----------     -----    -----------   -----   -----------      -----

INCOME (BENEFIT) / TAXES:
     Current                                (2,483)    -2.6%      (4,725)     -4.5%        (7,074)   -2.3%       (6,196)      -1.8%
     Deferred                                    -      0.0%         400       0.4%         1,200     0.4%        1,202        0.3%
                                       -----------    ------ -----------      ----    -----------   -----   -----------      -----

                                            (2,483)    -2.6%      (4,325)     -4.1%        (5,874)   -1.9%       (4,994)      -1.5%
                                       -----------    ------ -----------      ----    -----------   -----   -----------      -----


NET LOSS                               $    (4,821)    -5.1% $    (6,766)     -6.6%   $   (11,403)   -3.7%  $    (7,653)      -2.2%
                                       ===========    ====== ===========      ====    ===========   =====   ===========      =====


LOSS PER SHARE:
    Basic                              $     (0.15)          $     (0.21)             $     (0.36)          $     (0.24)
                                       ===========           ===========              ===========           ===========
    Diluted                            $     (0.15)          $     (0.21)             $     (0.36)          $     (0.24)
                                       ===========           ===========              ===========           ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                               31,964,000            31,710,000               31,953,000            31,605,000
                                       ===========           ===========              ===========           ===========
    Diluted                             31,964,000            31,710,000               31,953,000            31,605,000
                                       ===========           ===========              ===========           ===========


Note: Certain reclassifications have been made to the prior periods to conform to the 2001 presentation.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                          Nine Months Ended
                                                                 ----------------------------------
                                                                 September 30,        September 30,
                                                                     2001                 2000
                                                                     ----                 ----

CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES            $ 30,025              $   (976)
                                                                 --------              --------
CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES
   Purchases of property and equipment                             (4,160)               (1,692)
   Additions to goodwill                                             (173)                   -
   Cash received from the sale of assets                           10,027                    -
                                                                 --------              --------
                                                                    5,694                (1,692)
                                                                 --------              --------

CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES
   (Decrease)/increase in borrowings                              (20,688)                1,697
   Increase/(decrease) in long-term debt                           14,081                (4,100)
   Repurchase of common stock                                      (1,842)                    -
   Stock options exercised                                          1,748                 3,785
                                                                 --------              --------
                                                                   (6,701)                1,382
                                                                 --------              --------

   Effect of exchange rate difference on cash                      (2,051)                    8
                                                                 --------              --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS               26,967                (1,278)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     17,559                17,072
                                                                 --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 44,526              $ 15,794
                                                                 ========              ========


                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Periods September 30, 2001 and September 30, 2000
                                   (unaudited)



1.  BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three and nine months ended September 30, 2001 and September 30, 2000, respectively and the statement of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Company. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the respective full years.

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

The Company will continue to amortize goodwill existing at September 30, 2001 under its current method until January 1, 2002. Thereafter, annual and quarterly goodwill amortization of approximately $2.6 million and $650,000, respectively, will no longer be recognized. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Periods September 30, 2001 and September 30, 2000
                                   (unaudited)


3.  EARNINGS PER SHARE

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

In accordance with SFAS No.128, the table below presents both basic and diluted loss per share:


                                                     Three Months Ended                    Nine Months Ended

                                                  September 30,    September 30,    September 30,    September 30,
                                                      2001             2000              2001             2000
                                                 -----------------------------------------------------------------
Numerator:
   Net loss (in thousands)                       $     (4,821)   $    (6,766)       $   (11,403)     $    (7,653)
Denominator:
   Denominator for basic loss per share
      Weighted average shares outstanding          31,964,000     31,710,000         31,953,000       31,605,000

Effect of stock options                                    --             --                 --               --

Diluted potential loss per share:
   Denominator for diluted loss per share
      Adjusted weighted average shares
         outstanding and assumed conversions       31,964,000     31,710,000         31,953,000       31,605,000

Basic loss per share                              $     (0.15)   $     (0.21)       $     (0.36)     $     (0.24)

Diluted loss per share                            $     (0.15)   $     (0.21)       $     (0.36)     $     (0.24)



The computation of diluted loss per share excludes options with exercise prices greater than the average market price as their effect would have been antidilutive. During 2001, there were 3,880,100 excluded options with exercise prices of $3.65 to $26.63 per share at September 30. During 2000, there were 1,469,653 excluded options outstanding at September 30, 2000 with exercise prices of $13.81 to $26.63 per share.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Periods Ended September 30, 2001 and September 30, 2000
                                   (unaudited)


4.  SEGMENT INFORMATION

The Company has identified two segments: IT Services and the Solutions Group. The IT Services segment consists largely of the professional services traditionally rendered by the Company and primarily related to legacy and client server environments. IT Services is primarily Staffing and Outsourcing. The Solutions Group consists of e-products, e-services and e-commerce components. Broadly defined, revenue is derived from product sales and services that enable customers to conduct business electronically. Operating income/(loss) consists of income/(loss) before income taxes excluding interest income, interest expense, restructuring charge/(credit), loss on the sale of assets and amortization of intangibles. These exclusions total $3.4 million and $2.0 million in the third quarter of 2001 and 2000, respectively and $9.8 million and $3.7 million in the first nine months of 2001 and 2000, respectively. Corporate services, consisting of general and administrative services, are provided to the segments from a centralized location. Such costs are allocated to the segments based on revenue.

                                             Nine Months Ended
                                       September 30,   September 30,
                                          2001              2000
                                       ----------------------------
REVENUE:
   IT Services                         $212,659          $229,813
   Solutions Group                       93,029           107,069
                                       --------------------------
TOTAL                                  $305,688          $336,882
                                       --------------------------

OPERATING INCOME / (LOSS):
   IT Services                         $  7,122            $4,736
   Solutions Group                      (14,575)          (13,701)
                                       --------------------------
TOTAL                                  $ (7,453)         $ (8,965)
                                       --------------------------

ASSETS:
   IT Services                         $105,261          $204,835
   Solutions Group                       78,550            62,828
   Corporate and other                   75,733            60,962
                                       --------------------------
TOTAL                                  $259,544          $328,625
                                       --------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Periods Ended September 30, 2001 and September 30, 2000
                                   (unaudited)

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

At December 31, 2000, the Company recorded a write down of goodwill of $7.2 million for the shutdown of ESG. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded in the fourth quarter of 2000, in connection with the write down of assets held for sale to realizable value. The closing of IT Services and Solutions offices resulted in the termination of 90 employees with a severance charge of $1.3 million. As of September 30, 2001, $963,000 had been paid to date in severance to the terminated employees.

                                                            Remaining at
                        Remaining at                        September 30,
                       Dec. 31, 2000             Paid           2001
                       ----------------------------------------------------
Severance:
   United States              $1,020             $(716)             $  304
                       ----------------------------------------------------
Lease Obligations:
   United States              $1,600             $(730)             $  870
                       ----------------------------------------------------

                       ----------------------------------------------------
      Total                   $2,620           $(1,446)             $1,174
                       ----------------------------------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Periods Ended September 30, 2001 and September 30, 2000
                                   (unaudited)


5.  RESTRUCTURING CHARGES (CONTINUED)

During the third quarter of 1999, the Company recorded a restructuring charge of $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as reduction of related staff levels.

During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the third quarter 1999 restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the UK and Canada. The remaining balance at September 30, 2001 includes continuing rents on two properties with the leases terminating in 2004 and 2005 and severance amounting to $118,000, of which $70,000 was paid in the third quarter of 2001.

                                                               Remaining at
                            Remaining at                       September 30,
                           Dec. 31, 2000         Paid           2001
                           ---------------------------------------------------
Severance:
   United States                    $118          $ (70)            $ 48
                           ---------------------------------------------------


                           ---------------------------------------------------
Lease Obligations:
   United States                    $267          $(191)            $ 76
                           ---------------------------------------------------


                           ---------------------------------------------------

      Total                         $385          $(261)            $124
                           ---------------------------------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Periods Ended September 30, 2001 and September 30, 2000
                                   (unaudited)



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

For financial reporting purposes, the assets and liabilities attributable to these subsidiaries have been classified in the consolidated balance sheet as net assets held for sale and are included in the Solutions segment. During the third quarter ended September 30, 2001 and 2000 these respective entities generated net loss of $1.5 million, excluding $1.8 million from the loss on the sale of assets, and $2.8 million, respectively and amortization expense of nil and $0.9 million, respectively. For the first nine months of 2001 and 2000 these respective entities generated net loss of $4.2 million, excluding $1.6 million from the loss on the sale of assets, and $4.2 million, respectively and amortization expense of nil and $2.6 million, respectively. (See Note 8 for information on the sale of certain of these assets).

As of September 30, 2001, the remaining net assets held for sale are attributable to Princeton Softech, and are as follows:


Current Assets                                     $22,337
Property and equipment                               1,398
Other assets                                         2,797
                                                     -----

Total assets                                        26,532
Total liabilities                                  (7,834)
                                                   -------

Total net assets held for sale                     $18,698
                                                   =======

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Periods Ended September 30, 2001 and September 30, 2000
                                   (unaudited)

7.  COMPREHENSIVE INCOME / (LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130"), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income/(loss) for the three and nine months ended September 30, 2001 and September 30, 2000 are as follows:


                                                      Three Months Ended              Nine Months Ended
                                                   September 30,   September 30,    September 30,   September 30,
                                                      2001             2000            2001             2000
                                                 ----------------------------------------------------------------

Comprehensive Income/(Loss):

Net Loss                                               $(4,821)        $(6,766)         $(11,403)       $ (7,653)
Other Comprehensive income/(loss)-
        foreign currency adjustment                         (7)          1,055            (2,051)              8
                                                 ----------------------------------------------------------------
Comprehensive Loss                                     $(4,828)        $(5,711)         $(13,454)       $ (7,645)
                                                 ----------------------------------------------------------------


                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the Periods Ended September 30, 2001 and September 30, 2000
                                   (unaudited)



8.  SALE OF SUBSIDIARIES

On September 10, 2001, the Company sold the assets of eB Networks to Inrange Technologies, a storage networking company, for cash of $4.9 million and a short-term note receivable of $540,000. The loss from the transaction was $3.2 million, which included the final write-down of related goodwill of $2.1 million. The results of operations are included in the consolidated financial statements through September 10, 2001 within the Solutions group.

On August 30, 2001, the Company sold the ICM Education name to AlphaNet Solutions, Inc., an IT professional services firm, for $0.5 million. The gain from the transaction was $332,000. The results of operations are included in the consolidated financial statements through August 30, 2001 within the Solutions group.

On April 17, 2001, the Company sold the SELECT Software Tools division "Select" of Princeton Softech to Aonix, a member of the Gores Technology Group, for approximately $895,000 including $545,000 of cash received and a note receivable of $350,000. This sale included all the software assets and intellectual property rights of Select and was sold at book value. The results of operations are included in the consolidated financial statements through April 17, 2001 within the Solutions group.

On January 31, 2001, the Company sold the stock of CHC International Limited, ("Spargo"), to an information technology consultancy service provider for cash of $3.2 million. The gain from the transaction was $438,000. The results of operations are not included in the consolidated financial statements as of January 1, 2001.

9.  PURCHASE OF TREASURY STOCK

In April 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares. As of November 13, 2001 the Company had repurchased, in the open market, 670,000 shares of its stock at an average price of $3.17 per share for an aggregate purchase amount of $2.2 million.

10. ASSET-BASED LENDING FACILITY

On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing is Prime plus 0.5%, thereafter the rate is LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $15 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of September 30, 2001 there was $14 million in borrowing outstanding against the facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Periods Ended September 30, 2001 and September 30, 2000


RESULTS OF OPERATIONS

REVENUES. Revenues decreased to $94.2 million in the third quarter of 2001 from $104.5 million in the third quarter of 2000, a decrease of $10.3 million or 9.9%. The Solutions Group decreased to $29.0 million in the third quarter of 2001 from $31.8 million in the third quarter of 2000, a decrease of $2.8 million or 8.8%. IT Services revenues decreased to $65.2 million in the third quarter of 2001 from $72.7 million in the third quarter of 2000, a decrease of $7.5 million or 10.3%. The decrease in Solutions Group revenue is entirely attributable to the revenue decline experienced by the business units held for sale. Solutions Group revenue, excluding the operations of units held for sale, actually increased by $7.4 million in the third quarter of 2001 to $22.3 million. The decrease in IT Services revenue is primarily attributed to the current softness in the IT Staffing business. This softness is the result of a combination of spending shifts of customers from legacy environments to e-business initiatives and reductions in IT spending due to current economic conditions.

Revenues decreased to $305.7 million in the first nine months of 2001 from $336.9 million in the first nine months of 2000, a decrease of $31.2 million or 9.3%. The Solutions Group decreased to $93.0 million in the first nine months of 2001 from $107.1 million in the first nine months of 2000, a decrease of $14.1 million or 13.2%. Excluding the operations of the business units held for sale, Solutions Group revenue increased by $16.9 million or 37.4% for the first nine months of 2001. IT Services decreased to $212.7 million in the first nine months of 2001 from $229.8 million in the first nine months of 2000, a decrease of $17.1 million or 7.4% which is attributable to the softness in the IT Staffing business.

DIRECT COSTS. Direct costs decreased to $67.7 million and $215.5 million in the third quarter and nine months of 2001, respectively, from $75.0 million and $237.6 million in the comparable periods of 2000. Gross margin was flat, at 28.2% and 29.5%, respectively, in the third quarter and first nine months of 2001, as compared to the third quarter and first nine months of 2000. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (excluding the restructuring charge/(credit)) decreased to $30.4 million and $97.6 million in the third quarter and first nine months of 2001, respectively, from $38.6 million and $108.2 million in the comparable 2000 periods, a decrease of $8.2 million or 21.2% and $10.6 million or 9.8%, respectively. As a percentage of revenues, selling, general and administrative expenses decreased to 32.3% and 31.9% of revenues in the third quarter and first nine months of 2001 from 36.9% and 32.1% of revenues in the comparable periods of 2000. During the first nine months of 2001, the Company recorded a restructuring charge of $5.5 million related to the further write-down of one of the Company's assets held for sale to current fair value. During the first nine months of 2000, the Company recorded a restructuring credit to reverse $2.4 million of the restructuring charge recorded in the third quarter of 1999, leaving approximately $0.4 million of the original reserve relating to future costs associated with continuing rent and severance commitments in the United States.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Periods Ended September 30, 2001 and September 30, 2000

LOSS FROM OPERATIONS. Operating margins, excluding the restructuring charge in 2001 and the restructuring credit in 2000, increased to a loss of 4.8% and 3.1% in the third quarter and first nine months of 2001 from a loss of 10.3% and 4.2% in the comparable 2000 periods. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME/(EXPENSE). Other expense increased to $2.8 million and $2.3 million in the third quarter and first nine months of 2001, respectively, compared to other expense of $0.4 million and $0.9 million in the same periods of 2000. This increase in other expense was primarily the result of the loss on sale of assets.

PROVISION FOR INCOME TAXES. The effective tax rates for Federal, state and local income taxes were 34.0% for the third quarter and first nine months of 2001. For the comparable 2000 periods, the rate was 39.0% and 39.5%.

NET LOSS. Net loss for the third quarter of 2001 was $4.8 million, or $0.15 loss per diluted share, compared to net loss of $6.8 million, or $0.21 loss per diluted share for the third quarter of 2000, an increase of $2.0 million. For the first nine months of 2001, the net loss was $11.4 million, or $0.36 loss per diluted share, compared to net loss of $7.7 million, or $0.24 loss per diluted share for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had $136.9 million in working capital, of which $44.5 million was cash and cash equivalents.

Net cash provided by operating activities in the first nine months of 2001 was $30.0 million, consisting primarily of a $21 million tax refund as a result of the carryback of year 2000 operating losses to profitable prior years.

Net cash provided by investing activities in the first nine months of 2001 was $5.7 million, consisting primarily of cash received from the sale of assets, offset by purchases of equipment.

Net cash used in financing activities was $6.7 million for the first nine months of 2001, primarily consisting of the decrease in borrowings.

At September 30, 2001, the Company had a current ratio position of 3.8 to 1. The Company believes that its cash and cash equivalents, line of credit and internally generated funds will be sufficient to meet its working capital needs through 2001.

On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing is Prime plus 0.5%, thereafter the rate is LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $15 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of September 30, 2001 there was $14 million in borrowing outstanding against the facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Periods Ended September 30, 2001 and September 30, 2000


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

The Company will continue to amortize goodwill existing at September 30, 2001 under its current method until January 1, 2002. Thereafter, annual and quarterly goodwill amortization of approximately $2.6 million and $650,000, respectively, will no longer be recognized. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Periods Ended September 30, 2001 and September 30, 2000

PRO FORMA FINANCIAL INFORMATION EXCLUDING ASSETS HELD FOR SALE

The accompanying unaudited pro forma condensed consolidated statement of operations as of the quarters ended September 30, 2001, June 30, 2001, March 31, 2001, March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000
have been prepared to give effect of the consolidated operations excluding net assets held for sale and is intended for informational purposes only.

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

                                          Quarter Ended September 30, 2001
                                   --------------------------------------------
                                    Consolidated     Assets held     Pro forma
                                             CHC        for Sale           CHC
                                   --------------------------------------------

   Revenues                             $94,212          $6,597       $87,615
   Direct Costs                          67,672           2,409        65,263
                                        -------         -------       -------
   Gross Profit                          26,540           4,188        22,352
   SG&A                                  29,790           6,321        23,469
   Bad Debt Expense                         614              89           525
                                        -------         -------       -------
   Operating Loss                        (3,864)         (2,222)       (1,642)
   Interest Income                          (43)             --           (43)
   Loss on Sale of Assets                 2,833           2,833            --
   Amortization of Intangibles              650              --           650
                                        -------         -------       -------
   Loss before taxes                     (7,304)         (5,055)       (2,249)
   Income taxes/(benefit)                (2,483)         (1,718)         (765)
                                        -------         -------       -------
   Net Loss                             $(4,821)        $(3,337)      $(1,484)
                                        =======         =======       =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Periods Ended September 30, 2001 and September 30, 2000



                                               Quarter Ended June 30, 2001
                                    -------------------------------------------
                                    Consolidated     Assets held     Pro forma
                                             CHC        for Sale           CHC
                                    -------------------------------------------

       Revenues                         $104,995        $11,140       $93,855
       Direct Costs                       74,927          4,057        70,870
                                        --------        -------       -------
       Gross Profit                       30,068          7,083        22,985
       SG&A                               32,162          9,614        22,548
       Bad Debt Expense                      396             37           359
                                        --------        -------       -------
       Operating Income/(loss)            (2,490)        (2,568)           78
       Restructuring Charge                5,473             --         5,473
       Interest Income                      (256)            --          (256)
       Amortization of Intangibles           723             --           723
                                        --------        -------       -------
       Loss before taxes                  (8,430)        (2,568)       (5,862)
       Income taxes/(benefit)             (2,866)          (873)       (1,993)
                                        --------        -------       -------
       Net Loss                         $ (5,564)       $(1,695)      $(3,869)
                                        ========        =======       =======




                                             Quarter Ended March 31, 2001
                                        ---------------------------------------
                                        Consolidated   Assets held    Pro forma
                                                 CHC      for Sale          CHC
                                        ---------------------------------------

       Revenues                         $106,481        $13,265       $93,216
       Direct Costs                       72,916          4,997        67,919
                                        --------        -------       -------
       Gross Profit                       33,565          8,268        25,297
       SG&A                               34,221          9,793        24,428
       Bad Debt Expense                      443             48           395
                                        --------        -------       -------
       Operating Income/(loss)            (1,099)        (1,573)          474
       Gain on sale of Spargo                438            438            --
       Interest Expense                      175             --           175
       Amortization of Intangibles           707             --           707
                                        --------        -------       -------
       Loss before taxes                  (1,543)        (1,135)         (408)
       Income taxes/(benefit)               (525)          (386)         (139)
                                        --------        -------       -------
       Net Loss                         $(1,018)        $  (749)      $  (269)
                                        ========        =======       =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the Periods Ended September 30, 2001 and September 30, 2000


                                             Quarter Ended March 31, 2000
                                        ---------------------------------------
                                        Consolidated  Assets held    Pro forma
                                                 CHC     for Sale          CHC
                                        ---------------------------------------

       Revenues                         $114,282         $21,397      $92,885
       Direct Costs                       83,015          11,505       71,510
                                        --------        --------      -------
       Gross Profit                       31,267           9,892       21,375
       SG&A                               32,073          12,549       19,524
       Bad Debt Expense                    1,087              --        1,087
                                        --------        --------      -------
       Operating Income/(loss)            (1,893)         (2,657)         764
       Interest Expense                      266              --          266
       Amortization of Intangibles         1,776             897          879
                                        --------        --------      -------
       Loss before taxes                  (3,935)         (3,554)        (381)
       Income taxes/(benefit)             (1,692)         (1,528)        (164)
                                        --------        --------      -------
       Net Loss                         $ (2,243)       $ (2,026)     $  (217)
                                        ========        ========      =======




                                               Quarter Ended June 30, 2000
                                        ---------------------------------------
                                        Consolidated   Assets held    Pro forma
                                                 CHC      for Sale          CHC
                                        ---------------------------------------

       Revenues                         $118,095        $23,655       $94,440
       Direct Costs                       79,578          9,145        70,433
                                        --------        --------      -------
       Gross Profit                       38,517         14,510        24,007
       SG&A                               35,049         12,684        22,365
       Bad Debt Expense                    1,484             --         1,484
                                        --------        --------      -------
       Operating Income/(loss)             1,984          1,826           158
       Restructuring Credits              (2,376)            --        (2,376)
       Interest Expense                      301             --           301
       Amortization of Intangibles         1,680            787           893
                                        --------        --------      -------
       Income before taxes                 2,379          1,039         1,340
       Income taxes                        1,023            447           576
                                        --------        --------      -------
       Net Income                       $  1,356        $   592       $   764
                                        ========        =======       =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         For the Periods Ended September 30, 2001 and September 30, 2000



                                            Quarter Ended September 30, 2000
                                        ---------------------------------------
                                        Consolidated   Assets held   Pro forma
                                                 CHC      for Sale         CHC
                                        ---------------------------------------

       Revenues                         $104,505        $16,877       $87,628
       Direct Costs                       75,011          7,818        67,193
                                        --------        -------       -------
       Gross Profit                       29,494          9,059        20,435
       SG&A                               36,634         12,686        23,948
       Bad Debt Expense                    1,916             --         1,916
                                        --------        -------       -------
       Operating Loss                     (9,056)        (3,627)       (5,429)
       Interest Expense                      373             --           373
       Amortization of Intangibles         1,662            935           727
                                        --------        -------       -------
       Loss before taxes                 (11,091)        (4,562)       (6,529)
       Income taxes/(benefit)             (4,325)        (1,779)       (2,546)
                                        --------        -------       -------
       Net Loss                          $(6,766)       $(2,783)      $(3,983)
                                        ========        =======       =======



                                            Quarter Ended December 31, 2000
                                        ---------------------------------------
                                        Consolidated   Assets held   Pro forma
                                                 CHC      for Sale         CHC
                                        ---------------------------------------

       Revenues                         $108,597        $19,849       $ 88,748
       Direct Costs                       75,211          8,745         66,466
                                        --------        -------       --------
       Gross Profit                       33,386         11,104         22,282
       SG&A                               39,935         12,420         27,515
       Bad Debt Expense                   21,965             --         21,965
                                        --------        -------       --------
       Operating Loss                    (28,514)        (1,316)       (27,198)
       Restructuring Charges              43,904             --         43,904
       Interest Expense                      265             --            265
       Amortization of Intangibles         2,316          1,517            799
                                        --------        -------       --------
       Loss before taxes                 (74,999)        (2,833)       (72,166)
       Income taxes/(benefit)            (24,825)          (938)       (23,887)
                                        --------        -------       --------
       Net Loss                         $(50,174)       $(1,895)      $(48,279)
                                        ========        =======       ========


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

                                            COMPUTER HORIZONS CORP.
                                            ----------------------
                                                  (Registrant)


DATE:       NOVEMBER 14, 2001               /S/  JOHN J. CASSESE
            -----------------               --------------------
                                            John J. Cassese
                                            Chairman of the Board and
                                            President


DATE:       NOVEMBER 14, 2001               /S/ WILLIAM J. MURPHY
            -----------------               ---------------------
                                            William J. Murphy
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer) and
                                            Director


DATE:       NOVEMBER 14, 2001               /S/ MICHAEL J. SHEA
            -----------------               -------------------
                                            Michael J. Shea,
                                            Vice President and Controller
                                            (Principal Accounting Officer)