Form 10-K
period 2001-12-31
COMPUTER HORIZONS CORP
filed 2002-03-29
CIK 23019

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

                          Commission file number 0-7282

                           COMPUTER HORIZONS CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                          13-2638902
-------------------------------                           ---------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

49 Old Bloomfield Avenue
Mountain Lakes, New Jersey                                  07046-1495
--------------------------                                  -----------
(Address of principal                                       (Zip Code)
executive offices)

Registrant's telephone number,
    including area code:                                  (973) 299-4000
                                                           -------------

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

                     Common Stock (Par Value $.10 Per Share)
                     --------------------------------------
                                (Title of class)

                    Series A Preferred Stock Purchase Rights
                    ----------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 27, 2002, was approximately $125,795,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 27, 2002: 31,395,441 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated herein by reference the registrant's (i) Annual Report to Shareholders for the year ended December 3l, 2001, in Part II of this Report and (ii) Proxy Statement for the 2002 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 10, 2002, in Part III hereof.

                                     PART I

Item 1.  BUSINESS

GENERAL

     The Company provides a wide range of information technology services and solutions to major corporations. Historically a professional services staffing firm, the Company has, over the past six years, developed the technological and managerial infrastructure to offer its clients value added services, e-business solutions, human resource e-procurement solutions, enterprise network management, software products, outsourcing, customer relationship management and knowledge transfer. The Company markets solutions to both existing and potential clients with the objective of becoming a preferred provider of comprehensive information technology services and solutions for such clients. The Company believes that the range of services and solutions that it offers, combined with its worldwide network of 52 offices and subsidiary organizations, provides it with significant competitive advantages in the information technology marketplace.

     The Company's clients primarily are Global 1000 companies with significant information technology budgets and recurring staffing or software development needs. In 2001, the Company provided information technology services to 879 clients. During 2001, the Company's largest client accounted for 5.0% of the Company's consolidated revenues. With the trend in the commercial market moving towards fully integrated information systems solutions, the Company offers its clients a broad range of business and technical services as a service outsourcer and systems integrator capable of providing complex total solutions. This total solutions approach comprises proprietary software and tools, proven processes and methodologies, tested project management practices and resource management and procurement programs.

     The Company offers a range of information technology services and solutions, which include (1) professional services staffing, (2) e-Business Solutions, including (2a) CHIMES, (2b) outsourcing, (2c) knowledge transfer, (2d) software products and (2e) enterprise network management.

     (1) PROFESSIONAL SERVICES STAFFING: Providing highly skilled software professionals to augment the internal information management staffs of major corporations remains the Company's primary business. The Company offers its clients a just-in-time solution to supply their staffing needs from among the Company's over 2,000 software professionals. Customers are serviced through the Company's branch network of offices in the United States and Canada.

     (2) e-BUSINESS SOLUTIONS: CHC Solutions Group is a leader in a new breed of end-to-end eSolutions providers, enabling legacy corporations and others to build business-critical and highly scalable solutions. The Company offers a comprehensive list of integrated solutions. CHC Solutions' offerings include: e-Business Strategy and Assessment, Web Architecture Design and Integration, Application Development, Customer Relationship Management (CRM), Project Management, Outsourcing and Networking Services. The Solutions Group provides comprehensive web application development and Internet-working solutions, as well as network engineering and server management. The Solutions Group development practice specializes in information design, data driven web site development, systems integration, project management and web hosting services.

           (2a) CHIMES: Chimes, Inc. ("Chimes"), a wholly owned subsidiary of the Company, is a leading provider of e-Procurement Solutions for Human
Capital Acquisition and Management. Chimes' Centralized Vendor Management
(CVM) offering procures the top professionals on demand by utilizing proven supply chain management techniques. CVM manages the entire process, simplifying billing and timesheet administration and coordinating the activities of all the customer's vendors. Chimes uses scalable procedures and browser based software to provide customers access to the best workers, in a shorter period of time. This is accomplished while cost is controlled through competitive "e-market effect pricing."

           (2b) OUTSOURCING: Spurred by global competition and rapid technological change, large companies, in particular, are downsizing and outsourcing for reasons ranging from cost reduction to capital asset improvement and from improved technology introduction to better strategic focus. In response to this trend, the Company has created a group of regional outsourcing centers with 24 hour/7 day a week support, which are fully equipped with the latest technology and communications, as well as a complete staff that includes experienced project managers, technicians and operators. These professionals facilitate essential data functions including: applications development, systems maintenance, data network management, voice network administration and help desk operations.

           (2c) KNOWLEDGE TRANSFER: The Company's Education Division offers custom-designed and/or existing training programs to enhance the competencies of client staff in specific technologies, languages, methodologies and applications. The prevailing focus of the Company is to assist clients through instructor-led, on-site training and consulting in the transitioning IT organization of Fortune 1000 corporations nationwide. To support these changing technologies, the Company has developed extensive curriculum offerings in Web technologies, Relational Databases, Programming Languages, Reporting Tools, Process Improvement, UNIX, Client/Server and Mainframe technologies.

           (2d) SOFTWARE PRODUCTS: Princeton Softech, Inc. ("Princeton"), a wholly-owned subsidiary of the Company, is a software products company that delivers leveraging technologies for enterprise-scale solutions. Princeton's patented Relationship Engine technology enables companies with large databases and large amounts of data to manage their mission critical applications through database's relational integrity in its business context. As of December 31,

2001, this subsidiary is an asset held for sale. On March 25, 2002, the net assets of Princeton Softech, Inc. were sold for a cash payment of approximately $16 million.

           (2e) ENTERPRISE NETWORK MANAGEMENT: eB Networks, Inc., a formally wholly-owned subsidiary of the Company, specializes in building and implementing strategic network infrastructure to assist companies in achieving e Business objectives. eB Networks' service offerings include infrastructure architecture, enterprise management, security, operating systems integration and high availability internet. On September 10, 2001, the Company sold the assets of eB Networks, with the exception of its HIPAA practice which was retained by the Company.

PERSONNEL

     As of December 3l, 2001, the Company had a staff of 3,313, of whom more than 2,500 were IT professionals. The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

COMPETITION

     The Company competes in the commercial information technology services market which is highly competitive and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies, facilities management and management information systems ("MIS") outsourcing companies, certain "Big Five" accounting firms, and general management consulting firms. The Company's competitors also include companies such as Accenture (formerly Andersen Consulting), Technology Solutions Corporation, Cap Gemini America, Business System Group, the consulting division of Computer Sciences

Corporation, Analysts International Corp., CIBER, Inc., Computer Task Group Inc., Keane Inc., i GATE CORP and Covansys Corp.

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

Item 2.  PROPERTIES

     The Company's Corporate and Financial Headquarters, as well as its Eastern Regional Office, comprising approximately 63,000 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey. The Mountain Lakes lease is for a term expiring December 31, 2002, at a current annual rental of approximately $1,400,000. As of December 3l, 2001, the Company also maintained facilities in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Washington and Washington D.C. as well as international operations located in Europe and Canada, with an aggregate of approximately 341,000 square feet. The leases for these facilities are at a current annual aggregate rental of approximately $6,597,000. These leases expire at various times with no lease commitment longer than December 31, 2007.

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

                                                                             PERIOD
NAME                       AGE                    TITLE                  POSITION HELD
----                       ---                    -----                  -------------
John J. Cassese            57             Chairman of the Board          1982 - Present
                                          and President
                                          Director                       1969 - Present

William J. Murphy          57             Executive Vice President       1997 - Present
                                          and CFO
                                          Director                       1999 - Present

Michael J. Shea            41             Controller                     1995-Present
                                          Vice President                 1996-Present

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is contained under the caption "Market and Dividend Information" in the Company's Annual Report to Shareholders for the year ended December 3l, 2001, which material is incorporated by reference in this Form 10-K Annual Report.

Item 6.  SELECTED FINANCIAL DATA

     The information required by this item is contained under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 3l, 2001, which material is incorporated by reference in this Form 10-K Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this item is contained under the caption "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for the year ended December 3l, 2001, which material is incorporated by reference in this Form 10-K Annual Report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained under the caption "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for the year ended December 3l, 2001, which material is incorporated by reference in this Form 10-K Annual Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements together with the report thereon by Grant Thornton LLP, Independent Certified Public Accountants, appearing in the Company's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference. Such information is listed in Item 14(a)1 of this Form 10-K Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or before April 10, 2002 (the "2002 Proxy Statement").

     (b) The information called for by Item 10 with respect to executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Company".

Item 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2002 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 2002 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1. The following consolidated financial statements, appearing in the Company's 2001 Annual Report to Shareholders, are incorporated herein by reference.

      -Report of independent certified public accountants on the consolidated financial statements

      -Consolidated balance sheets as of December 3l, 2001 and 2000

      -Consolidated statements of operations for each of the three years in the period ended December 31, 2001

      -Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 2001

      -Consolidated statements of cash flows for each of the three years in the period ended December 31, 2001

      -Notes to consolidated financial statements

2. Schedule II - Valuation and qualifying accounts for the years ended December 31, 2001, 2000 and 1999.

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

                                      COMPUTER HORIZONS CORP.

Date:  March 29, 2002                 By: /s/ John J. Cassese
                                          -------------------
                                          John J. Cassese, Chairman
                                          of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      COMPUTER HORIZONS CORP.

Date:  March 29, 2002                 By: /s/ John J. Cassese
                                          -------------------
                                          John J. Cassese, Chairman
                                          of the Board and President
                                          (Principal Executive Officer) and
                                          Director

Date:  March 29, 2002                 By: /s/ William J. Murphy
                                          ---------------------
                                          William J. Murphy,
                                          Executive Vice President and CFO
                                          (Principal Financial Officer) and
                                          Director

Date:  March 29, 2002                 By: /s/ Michael J. Shea
                                          -------------------
                                          Michael J. Shea
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Date:  March 29, 2002                 By: /s/ Thomas J. Berry
                                          --------------------
                                          Thomas J. Berry, Director

Date:  March 29, 2002                 By: /s/ William M. Duncan
                                          ---------------------
                                          William M. Duncan, Director

Date:  March 29, 2002                 By: /s/ Rocco J. Marano
                                          -------------------
                                          Rocco J. Marano, Director

Date:  March 29, 2002                 By: /s/ William J. Marino
                                          ---------------------
                                          William J. Marino, Director

Date:  March 29, 2002                 By: /s/ Earl Mason
                                          --------------
                                          Earl Mason, Director

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

4(f)        Amendment No. 3 dated as of                     Exhibit 4.1 to Form 8-K
            July 13, 1999 to Rights                         dated July 13, 1999.
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


10(d)       1991 Directors' Stock Option                    Exhibit 10(g) to Form 10-K
            Plan, as amended.                               for the year ended December 31,
                                                            1994.

10(e)       1994 Incentive Stock Option and                 Exhibit 10(h) to Form 10K
            Appreciation Plan.                              for the fiscal year ended
                                                            December 31, 1994.

10(f)       $15,000,000 Discretionary Line of               Exhibit 10(h) to Form S-3
            Credit payable to Chase Manhattan               dated August 14, 1997.
            Bank dated as of June 30, 1998.

10(g)       $10,000,000 Discretionary Line                  Exhibit 10(h) to Form 10K
            of Credit from PNC Bank dated                   for the fiscal year ended
            as of June 5, 1998.                             December 31, 1996.

10(h)       1999 Employee Stock Purchase Plan.              Exhibit 99.1 to Form S8 dated
                                                            March 17, 1999.

10(i)       Amendment to the employment agreement           Exhibit 10(i) to Form 10K
            dated as of March 24, 2000 between the          for the fiscal year ended
            Company and William J. Murphy.                  December 31, 1999.

10(j)       $15,000,000 Discretionary Line of               Exhibit 10(j) to Form 10K
            Credit payable to Chase Manhattan               for the fiscal year ended
            Bank dated as of June 30, 1998, as              December 31, 1999.
            amended on March 15, 2000 (increased to
            $30,000,000).

10(k)       $20,000,000 Discretionary Line of Credit        Exhibit 10(k) to Form 10K
            payable to Chase Manhattan Bank                 for the fiscal year ended
            dated as of March 20, 2001.                     December 31, 2000.

10 (l)      $40,000,000 Asset-Based Lending
            Agreement payable to CIT dated as of
            July 31, 2001.

13          Annual Report to Security Holders.


21          List of Subsidiaries.

23          Consent of Grant Thornton LLP,
            Independent Public Accountants.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS ON SCHEDULE II

Board of Directors and Shareholders
Computer Horizons Corp.

In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated February 26, 2002, which is included in the 2001 Annual Report to Shareholders and incorporated by reference in this Form 10-K, we have also audited Schedule II for each of the years ended December 31, 2001, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP

Edison, New Jersey
February 26, 2002

Computer Horizons Corp. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2001, 2000 and 1999

                   Column A                           Column B              Column C            Column D            Column E
                   --------                           --------              --------            --------            --------

                                                Balance at beginning    Charged to cost       Deductions -        Balance at end
                  Description                         of period           and expenses          describe            of period
                  -----------                   --------------------   -----------------   -----------------     -----------------
Year ended December 31, 2001
             Allowance for doubtful accounts    $          2,702,000   $       3,397,000   $     (1,443,000) (1) $       7,542,000
                                                --------------------   -----------------   -----------------     -----------------
             Deferred tax asset valuation       $          2,727,000   $         613,000   $            -        $       3,340,000
                                                --------------------   -----------------   -----------------     -----------------
             2000 Restructure Reserve           $          2,620,000   $       5,883,000   $      7,039,000  (2) $       1,464,000
                                                --------------------   -----------------   -----------------     -----------------
             1999 Restructure Reserve           $            385,000   $         638,000   $        397,000      $         626,000
                                                --------------------   -----------------   -----------------     -----------------

Year ended December 31, 2000
             Allowance for doubtful accounts    $          5,819,000   $      26,452,000   $     29,569,000  (1) $       2,702,000
                                                --------------------   -----------------   -----------------     -----------------
             Deferred tax asset valuation       $                -     $       2,727,000   $            -        $       2,727,000
                                                --------------------   -----------------   -----------------     -----------------
             2000 Restructure Reserve           $                -     $      43,904,000   $     41,284,000      $       2,620,000
                                                --------------------   -----------------   -----------------     -----------------
             1999 Restructure Reserve           $          4,003,000   $       1,242,000   $     (2,376,000) (3) $         385,000
                                                --------------------   -----------------   -----------------     -----------------

Year ended December 31, 1999
             Allowance for doubtful accounts    $          3,209,000   $       3,367,000   $        757,000  (1) $       5,819,000
                                                --------------------   -----------------   -----------------     -----------------
             1999 Restructure Reserve           $                -     $       6,355,000   $      2,352,000      $       4,003,000
                                                --------------------   -----------------   -----------------     -----------------

Notes

  (1)        Uncollectible accounts written off, net of recoveries.
  (2) Includes write-down of assets held for sale and write-off of ceased operations.
  (3) Credit recorded resulting from earlier than expected subleasing of properties.

                    Computer Horizons Corp. and Subsidiaries
                             SELECTED FINANCIAL DATA

                             Year ended December 31,

                                                2001            2000           1999              1998            1997
                                             -----------    ------------    ------------     ------------    ------------
                                             -------------(dollar amounts in thousands, except per share data)-----------
Revenues                                     $   400,784    $    445,479    $    534,594     $    514,921    $    350,310

Costs and expenses:
 Direct costs                                    281,576         312,815         365,310          326,795         233,574
 Selling, general and
 administrative                                  125,435         143,691         127,720          107,829          72,988
 Bad debt expense                                  3,397          26,452           3,367            1,676             575
 Amortization of intangibles                       2,695           7,434           6,202            3,530             602
 Restructuring charges                             6,521          41,528           6,355               --              --
 Merger-related expenses                              --              --              --            4,272             976

Income/(loss) from operations                    (18,840)        (86,441)         25,640           70,819          41,595

Other income / (expense):
 Loss on sale of assets                           (3,197)             --              --               --              --
 Net gain on investments                              90              --              --               --              --
 Interest income                                   2,293             620           1,353            5,334           1,700
 Interest expense                                 (1,944)         (1,825)         (1,355)            (750)           (276)
 Equity in net earnings of
   joint venture                                      --              --              --              (90)             13
 Gain on sale of joint venture                        --              --              --            4,180              --

Income / (loss) before income
 taxes                                           (21,598)        (87,646)         25,638           79,493          43,032

Income taxes / (benefit)                          (7,148)        (29,819)         11,013           35,906          18,498
                                             -----------    ------------    ------------     ------------    ------------

Net income / (loss)                          $   (14,450)   $    (57,827)    $    14,625      $    43,587     $    24,534
                                             ============   ============    ============     ============    ============

Earnings / (loss) per share:
 Basic                                       $     (0.45)   $      (1.83)    $      0.47      $      1.41     $      0.89
                                             ============   ============    ============     ============    ============

 Diluted                                     $     (0.45)   $      (1.83)    $      0.46      $      1.35     $      0.85
                                             ============   ============    ============     ============    ============

Weighted average number of
 shares outstanding:
 Basic                                        31,911,000      31,656,000      30,940,000       30,925,000      27,567,000
                                             ============    ============    ============     ============    ============

 Diluted                                      31,911,000      31,656,000      31,647,000       32,230,000      28,999,000
                                             ============    ============    ============     ============    ============

                    Computer Horizons Corp. and Subsidiaries

                             Year ended December 31,

                                                2001         2000          1999         1998         1997
                                             ----------   -----------   ----------   ----------   ----------
                                             --------------(in thousands, except per share data)------------
Analysis (%)
 Revenues                                         100.0%        100.0%       100.0%       100.0%       100.0%
   Gross margin                                    29.7          29.8         31.7         36.6         33.3
   Selling, general and
     administrative                                31.3          32.3         23.9         20.9         20.8
   Bad debt expense                                 0.8           5.9          0.6          0.3          0.2
   Amortization of intangibles                      0.7           1.7          1.2          0.7          0.1
   Restructuring charges                            1.6           9.3          1.2           --           --
   Merger-related expenses                           --            --           --          0.8          0.3
 Income / (loss) from operations                   (4.7)        (19.4)         4.8         13.8         11.9
   Loss on sale of assets                          (0.8)           --           --           --           --
   Interest income / (expense) - net                0.1          (0.3)          --          0.9          0.4
   Gain on sale of joint venture                     --            --           --          0.8           --
 Income / (loss) before income taxes               (5.4)        (19.7)         4.8         15.5         12.3
 Income taxes / (benefit)                          (1.8)         (6.7)         2.1          7.0          5.3

Net income / (loss)                                (3.6)        (13.0)         2.7          8.5          7.0

 Revenue growth / (decline) YOY                   (10.0)        (16.7)         3.8         47.0         34.0
 Net income growth / (decline)YOY                  75.0        (495.4)       (66.4)        77.7         87.6
 Return on equity, average                         (7.3)        (24.6)         5.7         20.2         18.9
 Effective tax rate                                33.1          34.0         43.0         45.2         43.0

At year-end
 Total assets                                $  237,721   $   269,396   $  347,994  $   296,052   $  217,625
 Working capital                                115,747       134,472      129,857      158,760      160,370
 Long-term debt                                      --            --        4,100           --           --
 Shareholders' equity                           189,855       207,924      262,652      246,534      185,974

 Stock price                                 $     3.21   $      2.44   $    16.19  $     26.63   $    45.50
 P/E multiple                                       N/A           N/A        34           19           51

Employees                                         3,313         4,186        4,149        4,834        3,794
Clients (during year)                               879           800          785          768          549
Offices (worldwide)                                  52            43           50           55           49

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of consolidated revenues for the period indicated:

                                                      Year Ended December 31,

                                                  2001          2000         1999
                                                  ----          ----         ----
Revenues                                          100.0%        100.0%       100.0%
Cost and expenses:
  Direct costs                                     70.3          70.2         68.3
  Selling, general, and
   administrative                                  31.3          32.3         23.9
  Bad debt expense                                  0.8           5.9          0.6
  Amortization of intangibles                       0.7           1.7          1.2
  Restructuring charges                             1.6           9.3          1.2
Income / (loss) from operations                    (4.7)        (19.4)         4.8
Other income / (expense):
  Loss on sale of assets                           (0.8)           --           --
  Interest income / (expense), net                  0.1          (0.3)          --
Income / (loss) before income taxes                (5.4)        (19.7)         4.8
Income taxes / (benefit):
  Current                                          (2.6)         (4.3)         3.0
  Deferred                                          0.8          (2.4)        (0.9)
Net income/(loss)                                  (3.6)        (13.0)         2.7

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

REVENUE GENERATING ACTIVITIES AND CRITICAL ACCOUNTING POLICIES

REVENUE GENERATING ACTIVITIES

The majority of the Company's revenues are derived from professional services rendered in the information technology sector. The Company also owns a stand-alone software products company, Princeton Softech Inc. ("Princeton"), which accounted for less than 10% of consolidated revenues in 2001 and as of December 31, 2001 is the only remaining asset held for sale from the restructuring plan announced at the end of 2000. On March 25, 2002, the net assets of Princeton Softech, Inc. were sold for a cash payment of approximately $16 million.

The Company operates its business in two basic segments, IT Services and the Solutions Group. The distinctions between the two segments primarily relate to the management and supervision of services performed and related gross margins.

The IT Services business consists of providing technology consultants to large organizations on a temporary hire basis. The consultant work is supervised and managed by the customer. For the most recent year 2001, this segment represented approximately 68.5% of total revenues. The IT Services business tends to be a lower risk, lower gross margin business with very competitive pricing.

The Solutions Group tends to be a higher margin, higher risk business, due to the fact that the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with customers. Virtually all projects performed by the Solutions Group are IT related and consist of practices such as application development, outsourcing arrangements, government services, Health Insurance Portability and Accountability Act, ("HIPAA") services, technology training and managed services.

Our Chimes subsidiary is currently part of the Solutions Group. Chimes is a human capital management solution that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. During 2001, Chimes accounted for less than 3% of total revenues. It is the Company's expectation that Chimes will continue to grow and become a separate business segment for financial reporting purposes.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

The most critical accounting policies used in the preparation of the Company's financial statements are related to revenue recognition and the evaluation of long-lived assets for impairment.

The revenue for the IT Services Group is recognized as services are rendered. Hourly or daily rates are determined in advance and agreed to with the customer. Time worked is documented in various forms using the applicable timekeeping process (i.e. the client's or the Company's timekeeping systems). Revenues in the Solutions Group are also recognized as services are performed, however, adjustments are sometimes needed to reflect progress against milestones or deliverables. On fixed fee engagements, revenue and gross profit adjustments are made to reflect revisions in estimated costs and contract values. It is estimated that approximately 5% of total revenue is generated under fixed fee contracts.

The Company's Chimes subsidiary recognizes revenue on a net transaction fee basis. Chimes recognizes only their fee for the service, not the aggregate billing to the customer. The Chimes solution aggregates the temporary workforce supply chain to the customer and renders one invoice to the customer. Chimes is paid for this service by the supply chain in the form of a fee. The gross amount of the customer invoicing is not considered revenue to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the supply chain until paid by the customer.

Princeton recognizes revenue in accordance with AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," and AICPA Statement of
Position 98-9 ("SOP 98-9"). Under SOP 97-2, the Company recognizes software license revenue when a noncancelable license agreement has been executed, fees are fixed and determinable, the software has been delivered, and collection is considered probable.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Up to and including the year ended December 31, 2001, the Company evaluated its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset was considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the asset exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

During 2001, all assets declared for sale were disposed of except for Princeton, which was sold on March 25, 2002. At the end of 2000, the Company made certain strategic decisions to realign businesses and declared certain assets for sale or disposition. These decisions resulted in the application of the above mentioned policy and the recording of $40.3 million of non-cash charges in 2000 for related write-offs.

New accounting rules relating to goodwill and other intangibles are to take effect in 2002 together with new procedures to evaluate the carrying value of these assets. It is possible that the adoption of these new rules in 2002 could result in a transitional charge relating to the write-down of goodwill. If this were to occur, the charge would be reported as a change in accounting principle in the Company's income statement when adopted.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

Revenues decreased to $400.8 million in the year ended December 31, 2001 from $445.5 million in the year ended December 31, 2000, a decrease of $44.7 million, or 10.0%. Solutions Group revenues, including business units held for sale decreased to $126.4 million in the year ended December 31, 2001 from $141.8 million in the year ended December 31, 2000, a decrease of $15.4 million or 10.9%. The decrease in Solutions Group revenue is primarily attributable to the decline experienced by the business units held for sale. Solutions Group revenue, excluding the operations of units held for sale increased to $85.9 million in the year ended December 31, 2001 from $60.0 million in the year ended December 31, 2000, an increase of $25.9 million or 43.2%. IT Services revenues decreased to $274.4 million in the year ended December 31, 2001 from $303.7 million in the year ended December 31, 2000, a decrease of $29.3 million or 9.6%. The decrease in IT Services revenue of $29.3 million is the result of continued decreases in the demand for temporary technology workers, the impact of pricing decreases by customers and the lagging economy. The Company does not anticipate any growth during 2002 in IT Services from the year-end 2001 headcount levels unless the economy recovers and IT spending increases.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

DIRECT COSTS

Direct costs decreased to $281.6 million in the year ended December 31, 2001 from $312.8 million in the year ended December 31, 2000. Gross margin remained essentially flat at 29.7% in the year ended December 31, 2001 from 29.8% in the year ended December 31, 2000. The Company's margins are subject to fluctuation due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general and administrative expenses (excluding bad debt expense, amortization expense and restructuring charges) decreased to $125.4 million in the year ended December 31, 2001 from $143.7 million in the year ended
December 31, 2000, a decrease of $18.3 million or 12.7%. The decrease in selling, general and administrative expenses was primarily attributable to cost reductions in the IT Services group and Corporate, offset by increases in the Solutions group as the Company continues to invest in its Chimes subsidiary.

BAD DEBT EXPENSE

Bad debt expense decreased to $3.4 million in the year ended December 31, 2001 from $26.5 million in the year ended December 31, 2000, a decrease of $23.1 million. The 2000 bad debt expense includes a charge of $21.6 million in the fourth quarter of 2000 as a direct result of problems created in late 1998 and early 1999 relating to the flawed implementation of an enterprise-wide information system. The system was stabilized in the latter part of 1999 and much of 2000 was spent attempting to reconcile and settle outstanding balances with customers. However, it was deemed necessary in the fourth quarter of 2000 to make major concessions with customers for old balances in order to avoid potentially damaging conflicts.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles decreased to $2.7 million in the year ended
December 31, 2001 from $7.4 million in the year ended December 31, 2000, a decrease of $4.7 million or 63.5%. This decrease in amortization expense was due to the reduction of intangibles related to the assets held for sale.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESTRUCTURING CHARGES / (CREDITS)

During the fourth quarter of 2001, the Company recorded a restructuring charge adjustment of $1.0 million primarily due to the termination, by the sublessee, of the sublease contracts for closed offices included in the 1999 restructure charge. Since the sublessee defaulted on the rent payments, it was necessary to restore the Company's liability for the remaining lease obligations. In the second quarter of 2001, the Company recorded $5.5 million in restructuring expense to reduce the carrying amount of eB Networks to the estimated net realizable value.

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

INCOME / (LOSS)  FROM OPERATIONS

Income / (loss) from operations, excluding restructuring charges and bad debt expense, improved to a loss of $8.9 million in the year ended December 31, 2001 from a loss of $18.5 million in the year ended December 31, 2000, an improvement of $9.6 million or 51.9%. Operating margins, excluding restructuring charges and bad debt expense, improved to a loss of 2.2% in the year ended December 31, 2001 from a loss of 4.1% in the year ended December 31, 2000. The improvement was primarily due to decreased SG&A expenses. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME / EXPENSE

For the year ended December 31, 2001, other expense increased to $2.8 million. This increase in other expenses was primarily due to the loss on sale of assets, partially offset by higher interest income on investments and a stock distribution received on the demutualization of the Company's previous group health insurance provider of $1.5 million.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

PROVISION FOR INCOME TAXES

The effective tax rate for Federal, state, and local income taxes was 33.1% and 34.0% in the years ended December 31, 2001 and 2000, respectively.

NET INCOME / (LOSS)

Net income / (loss) improved to a loss of $14.5 million in the year ended December 31, 2001 from net loss of $57.8 million in the year ended December 31, 2000, an improvement of $43.3 million or 74.9%. Net loss per share (diluted) improved to $0.45 in the year ended December 31, 2001 from net loss per share (diluted) of $1.83 in the year ended December 31, 2000. The effect of restructuring charges and the operations of the assets held for sale amounted to $0.34 loss per share, net of taxes, in 2001. The effect of the bad debt special charge, restructuring charges and operations of assets held for sale amounted to $1.62 loss per share, net of taxes, in 2000.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

Revenues decreased to $445.5 million in the year ended December 31, 2000 from $534.6 million in the year ended December 31, 1999, a decrease of $89.1 million, or 16.7%. Solutions Group revenues increased to $141.8 million in the year ended December 31, 2000 from $104.8 million in the year ended December 31,1999, an increase of $37.0 million or 35.3%. IT Services revenues, including Year 2000 revenues, decreased to $303.7 million in the year ended December 31, 2000 from $429.8 million in the year ended December 31, 1999, a decrease of $126.1 million or 29.3%. Year 2000 services revenues accounted for $44.3 million of the decline. As anticipated, the decline in Year 2000 business was reflective of the completion of code remediation assignments for major customers. The remaining decrease in IT Services revenue of $81.8 million was primarily attributed to softness in the IT Staffing business. This softness is the result of spending shifts of customers from legacy environments to e-business initiatives.

DIRECT COSTS

Direct costs decreased to $312.8 million in the year ended December 31, 2000 from $365.3 million in the year ended December 31, 1999. Gross margin decreased to 29.8% in the year ended December 31, 2000 from 31.7% in the year ended December 31, 1999. This decrease in gross margin was primarily due to a decrease in the Company's higher margin Year 2000 business. The Company's margins are subject to fluctuation due to a number of factors, including the level of salary and other compensation-related expenses necessary to attract and retain qualified technical personnel and the mix of IT Services versus Solutions business during the year.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general and administrative expenses (excluding bad debt expense, amortization expense, restructuring charges and merger-related expenses) increased to $143.7 million in the year ended December 31, 2000 from $127.7 million in the year ended December 31, 1999, an increase of $16.0 million or 12.5%. The increase in selling, general and administrative expenses was primarily attributable to an increase in the Solutions Group, as the Company continues to invest in its business development organization, Chimes and the development and sales staff of its software products company. This increase was partially offset by cost reductions in the IT Services Group during 2000.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

INCOME / (LOSS)  FROM OPERATIONS

Income / (loss) from operations, excluding bad debt expense and restructuring charges, decreased to a loss of $18.5 million in the year ended December 31, 2000 from income of $35.4 million in the year ended December 31, 1999, a decrease of $53.9 million or 152.3%. Operating margins, excluding bad debt expense and restructuring charges, decreased to a loss of 4.1% in the year ended December 31, 2000 from income of 6.6% in the year ended December 31,1999. The decrease was primarily due to decreases in the Company's higher margin Year 2000 business, a softness in the IT Staffing business and investments in the Solutions business, including Chimes in 2000. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Computer Horizons has historically financed its operations primarily through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. A major component of the restructuring plan undertaken at the end of 2000 had, as an objective, the monetizing of certain non-strategic assets, the reducing of debt and the return of positive cash flow from operations. As a result of these actions, the Company has significantly improved its liquidity and capital resources. At December 31, 2001, the Company had $115.7 million in working capital, of which $41.0 million was cash and cash equivalents. The Company's working capital ratio at December 31, 2001 was 3.5 to 1. During 2001, short-term bank debt of approximately $21 million was reduced and converted to a long-term debt arrangement with a balance outstanding of $10 million at year-end. Due to management's intent to pay back this debt in 2002, the outstanding balance of $10 million has been classified as short-term debt. The Company also expects that its liquidity will significantly increase in 2002 with the consummation of the sale of Princeton Softech and the receipt of a 2001 tax refund (see
Note 16 regarding subsequent events). The Company may use these additional resources to further reduce debt, continue to buy back its stock and potentially make acquisitions.

Net cash provided by operating activities for the year ended December 31, 2001 and December 31, 2000 totaled $31.9 million and $9.9 million, respectively. In 2001, this was primarily attributable to income tax refunds, other non-cash charges and a reduction in accounts receivable. In 2000, it was primarily attributable to a non-cash charge relating to an increase in the provision for bad debts, the amortization and write-off of intangibles and the write-down of assets held for sale, offset in part by the operating loss. Net cash used in operating activities was $19.5 million in 1999, consisting primarily of net income, offset by an increase in accounts receivable. The significant increase in accounts receivable during 1999 was primarily attributable to delays in billing to customers resulting from the implementation of an enterprise-wide information system.

Net cash provided by investing activities was $6.1 million for the year ended December 31, 2001, primarily attributable to cash received from the sale of assets. Net cash used in investing activities was $9.1 million and $14.3 million in the years ended December 31, 2000 and 1999, respectively. Net cash used in investing activities in 2000 primarily was attributable to acquisition related earnouts. Net cash used in investing activities in 1999 consisted primarily of $14.0 million used for the acquisitions of the assets of SELECT Software Tools plc, Integrated Computer Management, G. Triad Enterprises, Inc., SPP, and Unibase.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

For the year ended December 31, 2001, net cash used in financing activities was $12.6 million, resulting from $10.7 million reduction of debt and $3.4 million used in the repurchase of the Company's common stock. For the year ended December 31, 2000, net cash provided by financing activities was $1.1 million, resulting from $1.2 million in borrowings against the Company's bank lines of credit, $2.2 million of stock issued as a result of the Company's employee stock purchase program and stock option exercises partially offset by a reduction of $4.1 million of the Company's long-term debt. Net cash used in financing activities in 1999 was $2.1 million, primarily resulting from $15.0 million in borrowings against the Company's bank lines of credit, partially offset by $12.8 million used to repurchase the Company's stock.

The Company believes that its cash and cash equivalents, lines of credit, internally generated funds and tax refunds will be sufficient to meet its working capital needs through 2002.

The Company's billed accounts receivable were $53.7 million and $65.4 million at December 31, 2001 and December 31, 2000, respectively. Billed days sales outstanding were 47 days at December 31, 2001 and 61 days at December 31, 2000, based on annual sales.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. Leases are short term in nature and non-capital. The following table summarizes all commitments under contractual obligations as of December 31, 2001:

                                           -------------------------------Obligation due-----------------------------
                                           Total Amount      1 Year         2-3 Years      4-5 Years     Over 5 Years
                                           --------------------------------------------------------------------------
                                           ---------------------------------(in 000's)-------------------------------
Short-term debt                            $     10,000   $      10,000    $        --   $         --    $         --

Operating leases                                 22,939           8,392         10,426          3,982             139

Other long-term                                   2,375           2,375             --             --              --
                                           ------------   -------------   ------------   ------------    ------------

Total Cash Obligations                     $     35,314   $      20,767    $    10,426   $      3,982    $        139
                                           ============   =============    ===========   ============    ============

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

MARKET RISK EXPOSURE

The Company has financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the current holdings, the exposure to interest rate risk is not material. Additionally, the Company had $10.0 million in outstanding borrowings against a long-term asset-based lending arrangement with CIT Business Credit, which has a LIBOR plus 2.75% interest rate.

FOREIGN CURRENCY EXPOSURE

The Company's international operations expose it to translation risk when the local currency financial statements are translated to U.S. dollars. As currency exchange rates fluctuate, translation of the financial statements of international businesses into U.S. dollars will affect the comparability of revenues and expenses between years. None of the components of the Company's consolidated statements of income was materially affected by exchange rate fluctuations in 2001, 2000 or 1999. At December 31, 2001 the Company had
$6.4 million in cash maintained in overseas financial institutions.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             COMPUTER HORIZONS CORP.

                           December 31, 2001 and 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
COMPUTER HORIZONS CORP.

We have audited the accompanying consolidated balance sheets of Computer Horizons Corp. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Horizons Corp. and Subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
----------------------
GRANT THORNTON LLP

Edison, New Jersey
February 26, 2002

                    Computer Horizons Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                              -----------------------
                                       ASSETS                    2001            2000
                                                                -------         -------
                                                         (in thousands, except per share data)
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                           $ 41,033        $ 17,559
  Accounts receivable (Note 4)                                   83,564          98,021
  Net assets held for sale (Note 2)                              10,381          35,274
  Deferred income taxes (Note 8)                                 13,030          19,207
  Refundable income taxes                                         7,992          21,325
  Other                                                           5,238           2,998
                                                               --------        --------
        Total current assets                                    161,238         194,384
                                                               --------        --------

PROPERTY AND EQUIPMENT:
  Furniture, equipment and other                                 34,354          31,962
  Less accumulated depreciation                                  21,881          17,920
                                                               --------        --------
                                                                 12,473          14,042
                                                               --------        --------

OTHER ASSETS - NET:
  Goodwill (Note 1)                                              48,725          51,264
  Deferred income taxes (Note 8)                                  5,708             603
  Other                                                           9,577           9,103
                                                               --------        --------
                                                                 64,010          60,970
                                                               --------        --------
        TOTAL ASSETS                                           $237,721        $269,396
                                                               --------        --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                  December 31,
                                                                            -----------------------
           LIABILITIES AND SHAREHOLDERS' EQUITY                                2001        2000
                                                                            ---------    ----------
                                                                     (in thousands, except per share data)
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 5)                              $  10,000    $  20,704
   Accrued payroll, payroll taxes and benefits                                12,782       14,194
   Accounts payable                                                           15,196       17,945
   Restructuring reserve                                                       2,090        2,887
   Other accrued expenses                                                      5,423        4,182
                                                                           ---------    ---------
          Total current liabilities                                           45,491       59,912
                                                                           ---------    ---------

Other liabilities                                                              2,375        1,560
                                                                           ---------    ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par; authorized and unissued, 200,000 shares, including 50,000 Series A
   Common stock, $.10 par; authorized, 100,000,000
      shares; issued 33,153,107 shares and 33,152,206
      shares at December 31, 2001 and 2000, respectively                       3,315        3,315
   Additional paid-in capital                                                135,230      139,418
   Accumulated comprehensive loss                                             (2,932)        (980)
   Retained earnings                                                          66,291       80,741
                                                                           ---------    ---------
                                                                             201,904      222,494

   Less shares held in treasury, at cost; 1,720,191 shares and 1,344,615
      shares at December 31, 2001 and 2000, respectively                     (12,049)     (14,570)
                                                                           ---------    ---------
          Total shareholders' equity                                         189,855      207,924
                                                                           ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 237,721    $ 269,396
                                                                           =========    =========

                    Computer Horizons Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                 --------------------------------------------
                                                     2001             2000          1999
                                                 ------------    ------------    ------------
                                                 ----(in thousands, except per share data)---
Revenues                                         $    400,784    $    445,479    $    534,594
                                                 ------------    ------------    ------------
COSTS AND EXPENSES:
   Direct costs                                       281,576         312,815         365,310
   Selling, general and administrative                125,435         143,691         127,720
   Bad debt expense (Note 4)                            3,397          26,452           3,367
   Amortization of intangibles                          2,695           7,434           6,202
   Restructuring charges (Note 14)                      6,521          41,528           6,355
                                                 ------------    ------------    ------------
                                                      419,624         531,920         508,954
                                                 ------------    ------------    ------------

Income / (loss) from operations                       (18,840)        (86,441)         25,640
                                                 ------------    ------------    ------------

OTHER INCOME /(EXPENSE):
   Loss on sale of assets                              (3,197)             --              --
   Net gain on investments                                 90              --              --
   Interest income                                      2,293             620           1,353
   Interest expense                                    (1,944)         (1,825)         (1,355)
                                                 ------------    ------------    ------------
                                                       (2,758)         (1,205)             (2)
                                                 ------------    ------------    ------------

Income / (loss) before income taxes                   (21,598)        (87,646)         25,638
                                                 ------------    ------------    ------------

INCOME TAXES / (BENEFIT) (NOTES 1 AND 8):
   Current                                            (10,292)        (19,339)         16,081
   Deferred                                             3,144         (10,480)         (5,068)
                                                 ------------    ------------    ------------

                                                       (7,148)        (29,819)         11,013
                                                 ------------    ------------    ------------

NET INCOME / (LOSS)                              $    (14,450)   $    (57,827)   $     14,625
                                                 ============    ============    ============

Earnings / (loss) per share (Notes 1 and 9):
    Basic                                        $      (0.45)   $      (1.83)   $       0.47
                                                 ============    ============    ============

    Diluted                                      $      (0.45)   $      (1.83)   $       0.46
                                                 ============    ============    ============

Weighted average number of shares outstanding:
    Basic                                          31,911,000      31,656,000      30,940,000
                                                 ============    ============    ============

    Diluted                                        31,911,000      31,656,000      31,647,000
                                                 ============    ============    ============
=============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    Computer Horizons Corp. and Subsidiaries

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                                     EQUITY
                  Years ended December 31, 2001, 2000 and 1999

                                                                         Accumulat-
                                                             Addi-       ed other
                                       Common Stock          tional      comprehen-
                                   --------------------      paid-in        sive        Retained    Treasury stock
                                     Shares      Amount      capital    income/(loss)   earnings  Shares       Amount        Total
                                  ----------     ------     --------    -------------   --------  ------       ------        -----
                                  --------------------------------------(dollars in thousands)------------------------------------

BALANCE, DECEMBER 31, 1998        32,351,580     $3,235     $128,821       $  (762)   $123,943   1,061,662     $ 8,703    $246,534
                                  ----------      -----      -------       -------     -------   ---------       -----     -------

Net income for the year                                                                 14,625                              14,625
Other comprehensive income:
   Foreign currency translation
   adjustments                                                               1,147                                           1,147
                                                                                                                           -------

Total comprehensive income                                                                                                  15,772

Stock options exercised                                          (14)                             (230,684)     (1,890)      1,876
Other issuances of common
   stock                              32,816          3                                                                          3
Tax benefits related to
   stock option plans                                             99                                                            99
Stock warrants exercised                                         (76)                               (9,250)        (76)         --
Issuance of common stock for
   purchase of assets                765,199         77        9,840                                (5,575)        (48)      9,965
Employee Stock Purchase
   program                                                       151                              (122,432)     (1,004)      1,155
Purchase of Treasury Shares                                                                      1,087,000      12,752     (12,752)
                                ------------  ---------   ------------  -----------  ----------- ---------      ------     -------

BALANCE, DECEMBER 31, 1999        33,149,595      3,315      138,821           385     138,568   1,780,721      18,437     262,652
                                  ----------      -----      -------       -------     -------   ---------      ------     -------

Net loss for the year                                                                  (57,827)                            (57,827)
Other comprehensive loss:
   Foreign currency translation
     adjustments                                                            (1,365)                                         (1,365)
                                                                                                                           -------

Total comprehensive loss                                                                                                   (59,192)

Stock options exercised                                                                           (171,311)     (1,695)      1,695
Other issuances of common
   stock                               2,611
Tax benefits related to
   stock option plans                                             64                                                            64
Issuance of common stock for
   purchase of assets                                            237                               (32,470)       (266)        503
Employee Stock Purchase
   program                                                       296                              (232,325)     (1,906)      2,202
                                ------------      -----      -------       -------   ---------   ---------      ------     -------

BALANCE, DECEMBER 31, 2000        33,152,206      3,315      139,418          (980)     80,741   1,344,615      14,570     207,924

Net loss for the year                                                                  (14,450)                            (14,450)
Other comprehensive loss:
   Foreign currency translation
     adjustments                                                            (1,952)                                         (1,952)
                                                                                                                           --------
Total comprehensive loss                                                                                                   (16,402)


Stock options exercised                                                                            (15,000)        (30)         30
Other issuances of common
   stock                                 901
Issuance of common stock for
   purchase of assets                                           (360)                              (77,144)       (633)        273
Employee Stock Purchase
    program                                                   (3,828)                             (643,280)     (5,273)      1,445
Purchase of Treasury Shares                                                                      1,111,000       3,415      (3,415)
                                  ----------     ------     --------       -------     -------   ---------     --------     -------
BALANCE, DECEMBER 31, 2001        33,153,107     $3,315     $135,230       $(2,932)    $66,291   1,720,191     $12,049    $189,855
                                  ----------     ------     --------       -------     -------   ---------     --------     --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                    Computer Horizons Corp. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                    2001              2000              1999
                                                                                  --------          ---------         --------
                                                                                  -----------------(in thousands)-------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income/(loss)                                                              $(14,450)          $(57,827)         $14,625
                                                                                  ---------          ---------          ------
   Adjustments to reconcile net income/(loss) to net cash provided by/(used
   in) operating activities:
       Deferred taxes                                                                3,144            (10,480)          (5,068)
       Depreciation                                                                  5,301              7,655            5,463
       Amortization of intangibles                                                   2,695              7,434            6,202
       Provision for bad debts                                                       3,397             26,452            3,367
       Write-down of assets held for sale                                            5,473             33,114               --
       Loss on sale of assets                                                        3,197                 --               --
       Write off of goodwill                                                            --              7,248               --
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                                        11,060             18,278          (36,009)
         Other current assets                                                       (2,240)            (2,873)          (2,036)
         Assets held for sale                                                        5,401             (6,428)              --
         Other assets                                                                 (474)             3,778           (5,898)
         Refundable income taxes                                                    13,333            (12,862)          (5,499)
         Accrued payroll, payroll taxes and benefits                                (1,412)            (3,261)          (6,498)
         Accounts payable                                                           (2,749)             1,475           10,750
         Income taxes payable                                                           --                 --           (6,547)
         Other accrued expenses                                                       (560)            (1,267)           8,650
         Other liabilities                                                             815               (544)          (1,030)
                                                                                  --------           --------          -------
         Net cash provided by/(used in) operating activities                        31,931              9,892          (19,528)
                                                                                  --------           --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of furniture and equipment                                             (3,732)            (5,607)          (7,924)
   Acquisitions, net of cash                                                            --                 --          (13,955)
   Proceeds received from the sale of assets                                        10,027                 --               --
   Changes in goodwill                                                                (156)            (3,496)          (3,670)
   Purchases of short-term investments                                                  --                 --           11,259
                                                                                  --------           --------          -------
         Net cash provided by/(used in) investing activities                         6,139             (9,103)         (14,290)
                                                                                  --------           --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES

   Notes payable - banks, net                                                      (10,704)             1,202            7,502
   Long-term debt                                                                       --             (4,100)             100
   Stock options exercised                                                              30              1,759            1,989
   Purchase of treasury shares                                                      (3,415)                --          (12,752)
   Other stock issuances                                                                --                 --              (11)
   Stock issued on employee stock purchase plan                                      1,445              2,202            1,155
   Issuance of common stock for purchase of assets                                      --                 --              (36)
                                                                                  --------           --------          --------
        Net cash (used in)/provided by financing activities                        (12,644)             1,063           (2,053)
                                                                                  --------           --------          --------
        Foreign currency (losses)/gains                                             (1,952)            (1,365)           1,147
        Net increase/(decrease) in cash and cash equivalents                        23,474                487          (34,724)

Cash and cash equivalents at beginning of year                                      17,559             17,072           51,796
                                                                                  --------           --------          --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 41,033           $ 17,559          $ 17,072
                                                                                  --------           --------          --------

                    Computer Horizons Corp. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                              Year ended December 31,
                                                            2001        2000       1999
                                                          --------     -------    --------
                                                          ---------(in thousands)---------

Supplemental disclosures of cash flow information:
   Cash paid/(received) during the year for:
     Interest                                             $   (106)   $  1,538    $    811
     Income taxes                                          (24,097)     (2,890)     28,025

Details of acquisition:
   Fair value of assets                                   $     --    $     --    $ 46,853
   Liabilities                                                  --          --      32,898
                                                          --------    --------    --------
   Cash paid for acquisition                              $     --    $     --    $ 13,955
                                                          --------    --------    --------

Book value of assets held for sale, net of cash           $ 22,116    $ 80,035    $     --
Liabilities                                                 11,735      18,075          --
                                                          --------    --------    --------

Net assets held for sale before write-down, net of cash     10,381      61,960          --

Write-down of assets held for sale                              --      33,114          --
                                                          --------    --------    --------
Net assets held for sale, net of cash                     $ 10,381    $ 28,846    $     --
                                                          ========    ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    Computer Horizons Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Computer Horizons Corp. is a strategic e-Business solutions and professional services company. The Company enables its Global 1000 customer base to realize competitive advantages through two major divisions, Solutions and IT Services. The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management
     (CRM), network services, e-procurement solutions for Human Resource acquisition and management (CHIMES), strategic outsourcing and managed resourcing as well as software and relational database products.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Computer Horizons Corp. and its wholly-owned subsidiaries (the "Company"). All subsidiaries of the Company have been consolidated into these financial statements. All material intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION

     The revenue for the IT Services Group is recognized as services are rendered. Hourly or daily rates are determined in advance and agreed to with the customer. Time worked is documented in various forms using the applicable timekeeping process (i.e. the client's or the Company's timekeeping systems). Revenues in the Solutions Group are also recognized as services are performed, however, adjustments are sometimes needed to reflect progress against milestones or deliverables. On fixed fee engagements, revenue and gross profit adjustments are made to reflect revisions in estimated costs and contract values. It is estimated that approximately 5% of total revenue is generated under fixed fee contracts.

     The Company's Chimes subsidiary recognizes revenue on a net transaction fee basis. Chimes recognizes only their fee for the service, not the aggregate billing to the customer. The Chimes solution aggregates the temporary workforce supply chain to the customer and renders one invoice to the customer. Chimes is paid for this service by the supply chain in the form of a fee. The gross amount of the customer invoicing is not considered revenue to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the supply chain until paid by the customer.

                    Computer Horizons Corp. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company's Princeton subsidiary recognizes revenue in accordance with AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," and AICPA Statement of Position 98-9 ("SOP 98-9"). Under
     SOP 97-2, the Company recognizes software license revenue when a noncancelable license agreement has been executed, fees are fixed and determinable, the software has been delivered, and collection is considered probable.

     RECRUITMENT COSTS

     Recruitment costs are charged to operations as incurred.

     ADVERTISING COSTS

     The Company expenses all advertising costs as incurred and classifies these costs under selling, general and administrative expenses. Advertising costs for the years ended December 31, 2001, 2000 and 1999 were $0.6 million, $0.8 million and $0.9 million, respectively.

     RESEARCH AND DEVELOPMENT COSTS

     The Company charges all costs incurred to establish the technological feasibility of software products or product enhancements to research and development costs, which are included in selling, general and administrative expenses. Research and Development costs for the years ended December 31, 2001, 2000 and 1999 were $5.4 million, $6.9 million and $6.3 million, respectively.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include highly liquid instruments with a maturity of three months or less at the time of purchase and consist of the following at December 31:

                                            2001          2000
                                           ------        ------
                                          ----(in thousands)---

       Cash                               $19,121       $11,126
       Money market funds                      --            83
       Demand obligations                      --             1
       Commercial paper                    21,912         6,349
                                           ------         -----

                                          $41,033       $17,559
                                           ======        ======

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 1 (CONTINUED)

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, regardless of the degree of such risk, consist principally of cash and cash equivalents and trade accounts receivable. On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing is Prime plus 0.5%, thereafter the rate is LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $15 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of December 31, 2001, the Company had $10.0 million in borrowings outstanding against the facility. This balance has been classified as short-term debt on the consolidated financial statements due to management's intent to pay off the loan in full in 2002. The Company invests the majority of its excess cash in overnight commercial paper of high-credit, high-quality financial institutions or companies, with certain limitations as to the amount that can be invested in any one entity.

     The Company maintains its cash balances principally in nine financial institutions located in the United States, Canada and the United Kingdom. The balances in U.S. banks are insured by the Federal Deposit Insurance Corporation up to $100,000 for each entity at each institution. The balance in the Canadian bank is insured by the Canadian Deposit Insurance Corporation up to $60,000 Canadian (approximately $38,000 U.S.). There is no depository insurance in the United Kingdom. At December 31, 2001, uninsured amounts held by the Company at these financial institutions total approximately $40,095,000.

     The Company's customers are generally very large, Global 1000 companies in many industries and with wide geographic dispersion. The Company's largest customer receivable accounts for approximately 21.1% and 8.8% of billed accounts receivable at December 31, 2001 and 2000, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts receivable and payable and the current portion of long-term debt) approximates fair value because of the short maturities or, as to the current portion of long-term debt, the rates currently offered to the Company.

     PROPERTY AND EQUIPMENT AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 1 (CONTINUED)

     GOODWILL AND PURCHASED SOFTWARE

     Goodwill, the cost in excess of the fair value of net assets acquired, is being amortized by the straight-line method, for periods ranging from twenty to thirty years. Accumulated amortization is $18,567,000 and $15,872,000 at December 31, 2001 and 2000, respectively. Purchased software was being amortized by the straight-line method, for a period of five years and is now included in net assets held for sale (See Note 2). Accumulated amortization on the stand-alone financials of Princeton was $6,885,000 and $5,604,000 at December 31, 2001 and 2000, respectively. In 2001 the amortization was not expensed on the Company's consolidated financial statements as this entity is an asset held for sale.

     New accounting rules relating to goodwill and other intangibles are to take effect in 2002 together with new procedures to evaluate the carrying value of these assets. It is possible that the adoption of these new rules in 2002 could result in a transitional charge relating to the write-down of goodwill. If this were to occur, the charge would be reported as a change in accounting principle in the Company's income statement when adopted.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     Up to and including the year ended December 31, 2001, the Company evaluated its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset was considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the asset exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

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

     The Company provides United States income taxes on the earnings of foreign subsidiaries, unless they are considered permanently invested outside the United States. As of December 31, 2001, there is no cumulative amount of earnings on which United States income taxes have not been provided.

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

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

       -All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
       -Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
       -Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
       -Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
       -All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual goodwill amortization of $2,695,000 will no longer be recognized. By
     June 30, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle. The Company is currently evaluating the impact of this statement.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 1 (CONTINUED)

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 2000 and 1999 comparative financial statements to conform to the 2001 presentation.

                     Computer Horizons Corp. and Subsidiary

                        December 31, 2001, 2000 and 1999

NOTE 2 - NET ASSETS HELD FOR SALE

     The Company decided in 2000 to offer three of its subsidiaries (Princeton Softech "Princeton", including the SELECT Software Tools division "Select", CHC International Limited "Spargo", and eB Networks) for sale or disposition and accordingly classified these entities as "assets held for sale." This decision resulted in the recording of a net loss of $33.1 million, in the fourth quarter of 2000, to reduce the carrying amount to estimated net realizable value. The fair value of the assets held for sale was based on estimates of selling value from independent third party appraisals. During the second quarter of 2001, one of the Company's subsidiaries, eB Networks, was revalued and an additional loss of $5.5 million was recorded to reduce the carrying amount to the current estimated net realizable value.

     During 2001, two of the subsidiaries and Select were sold (See Note 3). For financial reporting purposes, the assets and liabilities of the remaining subsidiary Princeton, have been classified in the consolidated balance sheet as net assets held for sale and are included in the Solutions segment (see Note 9). During the year ended December 31, 2001, 2000 and 1999, these respective entities generated net income/(loss) of $(4.4) million, $(9.3) million and $2.5 million, respectively including amortization expense of nil, $3.6 million and $3.4 million, respectively. Such net assets consist of the following:

                              December 31,
                                  2001
                             (in thousands)     -------------------December 31, 2000 (in thousands)-------------

                                PRINCETON      PRINCETON      SELECT       SPARGO       EB NETWORKS       TOTAL
                                ---------      ---------      ------       ------       -----------       -----

       Current assets            $ 19,607       $ 24,519      $ 2,729      $ 4,169        $  9,714      $ 41,131
       Property and
         equipment                  1,370          1,444        1,087          212           1,388         4,131
       Other assets                 1,139          1,394        6,526           --          33,281        41,201
                                 --------       --------      -------      -------         -------      --------

       Total assets                22,116         27,357       10,342        4,381          44,383        86,463
       Total liabilities          (11,735)       (10,443)      (2,504)      (1,916)         (3,212)      (18,075)

       Net assets                  10,381         16,914        7,838        2,465          41,171        68,388
       Estimated loss
          in sale                      --             --       (6,943)          --         (26,171)      (33,114)
                                 --------       --------      --------     -------         -------      --------

       Total net assets
          held for sale          $ 10,381       $ 16,914      $   895      $ 2,465        $ 15,000      $ 35,274
                                 ========       ========      =======      =======        ========      ========

For the year ended December 31, 2001 Princeton's revenue was $29 million and its operating loss was $5.7 million.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 3 - SALE OF SUBSIDIARIES

     On September 10, 2001, the Company sold the assets of eB Networks to Inrange Technologies, a storage networking company, for cash of $5.4 million, including amounts held in escrow of $540,000. The loss from the transaction was $3.2 million, which included the final write-down of related goodwill of $2.1 million. The results of operations are included in the consolidated financial statements through September 10, 2001 within the Solutions group.

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

     On January 31, 2001, the Company sold the stock of CHC International Limited, ("Spargo"), to an information technology consultancy services provider for cash of $3.2 million. The gain from the transaction was $438,000. The results of operations for January 2001 were not material to the consolidated financial statements.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 4 - ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at December 31:

                                                              2001                2000
                                                             --------          ---------
                                                             -----(in thousands)--------
       Billed                                                $53,735           $  65,391
       Unbilled                                               37,371              35,332
                                                             -------           ---------

                                                              91,106             100,723
       Less allowance for doubtful accounts                    7,542               2,702
                                                             -------           ---------
                                                             $83,564           $  98,021
                                                             =======           =========

     During 2000 the Company recorded a $21.6 million write-off of accounts receivable, primarily during the fourth quarter of 2000. The charge was the direct result of problems created in late 1998 and early 1999 relating to the flawed implementation of an enterprise-wide information system. The system was stabilized in the latter part of 1999 and much of 2000 was spent attempting to reconcile and settle outstanding balances with customers. However, it was deemed necessary in the fourth quarter of 2000 to make major concessions with customers for old balances in order to avoid potentially damaging conflicts.

NOTE 5 - LONG-TERM DEBT AND LINES OF CREDIT

     Long-term debt and lines of credit consist of the following at December 31:

                                                          2001                2000
                                                        --------            -------
                                                        ------(in thousands)-------

       Lines of Credit                                  $10,000             $16,500
       Debt pertaining to acquisitions                       --               4,000
       Other                                                 --                 204
                                                        -------             -------

                                                         10,000              20,704

       Less current maturities                           10,000              20,704
                                                        -------             -------
       Long-term debt                                   $    --             $    --
                                                        =======             =======

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

     NOTE 5 - LONG-TERM DEBT AND LINES OF CREDIT (CONTINUED)

     LINES OF CREDIT

     On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing is Prime plus 0.5%, thereafter the rate is LIBOR plus 2.75% based on the unpaid principal, which approximated 4.63% at December 31, 2001. The borrowing base less outstanding loans must equal or exceed $15 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of December 31, 2001, the unused portion of the line was $30 million. The fee of the unused portion of the line was approximately $42,000 during 2001. The commitment fee on the unused portion is 0.375% per annum charged to the Company monthly. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

     At December 31, 2000, the Company had three unsecured bank lines of credit. The available borrowings under the first line of credit was $20 million at December 31, 2000. This line of credit, which originally expired on December 31, 2000 was extended until August 31, 2001 at which time the line expired and was paid in full. Interest rates were based on LIBOR plus 1.2% and ranged from 5.8% to 9.5% during 2000. There were no commitment fees incurred in either year.

     The available borrowings under the second line of credit was $10 million at December 31, 2000. This line of credit expired May 31, 2001, at which time it was paid in full. Interest for this loan ranged between 7.0% through 9.0% in 2001.

     The Company also has a line of credit in the amount of $50,000. As of December 31, 2001, there were no outstanding balances due on this line of credit.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 5 - LONG-TERM DEBT AND LINES OF CREDIT (CONTINUED)

     DEBT PERTAINING TO ACQUISITIONS

     The Company financed part of the acquisition of Integrated Computer Management ("ICM") by issuing ten promissory notes totaling $8 million, bearing interest at 7%. Four million of the notes came due and were paid on May 6, 2000 and the remainder came due and were paid on May 6, 2001.

     LETTERS OF CREDIT

     The Company, has two letters of credit in the amount of $101,414 and $76,800. These letters expire on June 30, 2005 and September 30, 2005, respectively. There were no outstanding balances at December 31, 2001. Princeton, a subsidiary of the Company, had a letter of credit outstanding at December 31, 2000 in the amount of $302,953, this line of credit was released as of December 31, 2001 and replaced with a cash deposit which is included in assets held for sale.

     OTHER

     The Company also had a $1,000,000 Canadian (approximately $636,000 US) demand loan with a Canadian bank, of which $360,000 Canadian (approximately $229,000 US) was outstanding as of December 31, 2000. The outstanding balance was paid in full in 2001.

NOTE 6 - PURCHASE OF TREASURY STOCK

     In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately
     3.2 million shares. As of December 31, 2001, the Company had repurchased, in the open market, 1,111,000 shares of its stock at an average price of $3.22 per share for an aggregate purchase amount of $3.6 million. As of December 31, 2001 the remaining authorization for repurchase is 2.1 million shares.

NOTE 7 - SHAREHOLDERS' EQUITY

     STOCK OPTIONS AND SFAS NO. 123 PRO FORMA DISCLOSURE

     In 1994, the Company adopted a stock option plan which provides for the granting, to officers and key employees, of options for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights
     (SARs). Options and SARs generally expire five years from the date of grant and become exercisable in specified amounts during the life of the respective options. No SARs have been granted as of December 31, 2001. This plan, which replaces the Company's 1985 Plan, will terminate on June 15, 2004. There were 1,930,000, 2,655,000 and 3,400,000 shares available for option at December 31, 2001, 2000 and 1999.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

     In 1998, the Company amended the non-qualified Directors' Stock Option Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of its common stock and (ii) shall receive annual grants to purchase 10,000 shares of its common stock. The plan expired on March 4, 2001 and was extended for three additional years by the Board of Directors and Shareholders. There were 384,000 and 424,000 shares available for grant at December 31, 2001 and 2000.

     The exercise price per share on all options granted may not be less than the fair value at the date of the option grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as modified by FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  2001                  2000               1999
                                                              ------------          ------------       -----------
       Net income / (loss)             As reported            $(14,450,000)         $(57,827,000)      $14,625,000
                                       Pro forma               (18,297,000)          (61,895,000)       12,721,000
       Earnings per share

          Basic                        As reported            $      (0.45)         $      (1.83)      $      0.47
                                       Pro forma                     (0.57)                (1.96)             0.41

          Diluted                      As reported                   (0.45)                (1.83)             0.46
                                       Pro forma                     (0.57)                (1.96)             0.40

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: expected volatility of 84%, 105% and 77%; risk-free interest rates of 5.14%, 4.71% and 6.52%; and expected lives of 8.1, 4.5 and 5.0 years.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

     A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                                     2001                        2000                         1999
                                            ----------------------      ----------------------     ------------------------
                                                          WEIGHTED                    Weighted                     Weighted
                                                           AVERAGE                     Average                      Average
                                                          EXERCISE                    Exercise                     Exercise
                                             SHARES         PRICE        Shares         Price        Shares          Price
                                            -------     ----------       -------      --------      -------       ---------
                                              (000)                       (000)                       (000)
        Outstanding - January 1              4,216         $ 13.05       3,600          $13.46       2,410           $13.94

        Granted                              1,535            2.17       1,500           11.98       1,571            11.75
        Exercised                              (15)           2.02        (159)           9.90        (230)            5.97
        Canceled/forfeited                    (895)          10.47        (725)          13.60        (151)           14.67
                                             -----          ------       -----           -----       -----           ------

        Outstanding - December 31            4,841           10.11       4,216           13.05       3,600            13.46
                                             =====          ======       =====           =====       =====           ======

        Options exercisable - December 31    2,749           12.97       2,125           13.81       1,547            13.61
                                             =====          ======       =====           =====       =====           ======

        Weighted average fair value of
           options granted during the year                 $  1.85                      $ 9.42                       $ 7.78

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

     The following information applies to options outstanding at December 31, 2001:

                                                       Options outstanding                        Options exercisable
                                           --------------------------------------------       --------------------------
                                                              Weighted
                                            Outstanding        Average         Weighted        Exercisable      Weighted
                                               as of          Remaining         average           as of          average
                                           December 31,      Contractual       exercise       December 31,      exercise
         RANGE OF EXERCISE PRICES              2001             life             price            2001            price
         ------------------------          -----------      -----------      ----------       -----------      ---------
                                             (000's)                                            (000's)
           $ 0.00 -  $ 9.99                  1,790                7.6           $ 2.56             603           $ 3.27
            10.00 -   14.99                  1,970                3.3            11.56           1,105            11.58
            15.00 -   19.99                    340                4.4            16.71             299            16.67
            20.00 and over                     741                3.4            21.42             742            21.42
                                             -----                                               -----
                                             4,841                5.0           $10.11           2,749           $12.97
                                             =====                ===           ======           =====           ======

     Certain officers have the right to borrow from the Company against the exercise price of options exercised. As of December 31, 2001 and 2000, total outstanding borrowings, pertaining to one officer, amounted to $100,000 which was issued by the Company prior to the adoption of FIN 44.

     In 2001, the Company adopted a stock option plan for its Princeton subsidiary which provides for the granting, to Princeton key employees, of options for the purchase of a maximum of 3,000,000 shares of Princeton common stock. These options expire ten years from the date of grant and become exercisable in two years. Under SFAS 123 the pro forma compensation expense calculated is approximately $150,000 for 2001. As of the date of the sale of Princeton the stock option plan will be terminated.

     The Company has issued warrants to purchase shares of its common stock to two outside business/ legal consulting firms. There were no warrants issued in 2001, 2000 or 1999. The exercise price is the fair value at the date of grant. As of December 31, 2001, 29,375 warrants were outstanding. There were 9,250 warrants exercised in 1999. There were no warrants exercised in 2001 or 2000.

     SHAREHOLDER RIGHTS PLAN

     In July 1989, the Board of Directors declared a dividend distribution of .131 preferred stock purchase right on each outstanding share of common stock of the Company. The rights were amended on February 13, 1990. Each right will, under certain circumstances, entitle the holder to buy one one-thousandth (1/1000) of a share of Series A preferred stock at an exercise price of $90.00 per one one-thousandth (1/1000) share, subject to adjustment. Each one one-thousandth (1/1000) of a share of Series A preferred stock has voting, dividend and liquidation rights and preferences substantively equivalent to one share of common stock.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

     The rights will be exercisable and transferable separately from the common stock only if a person or group acquires 20% or more, subject to certain exceptions, of the Company's outstanding common stock or announces a tender offer that would result in the ownership of 20% or more of the common stock. If a person becomes the owner of at least 20% of the Company's common shares (an "Acquiring Person"), each holder of a right other than the Acquiring Person is entitled, upon payment of the then current exercise price per right (the "Exercise Price"), to receive shares of common stock (or common stock equivalents) having a market value equal to twice the Exercise Price.

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

NOTE 8 - INCOME TAXES

     The following is a geographical breakdown of the Company's income/(loss) before taxes:

                                                                    YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                           2001              2000          1999
                                                         --------          -------        -------
                                                         --------------(in thousands)------------

             Domestic                                    $(20,679)         $(85,463)      $31,650
             Foreign                                         (919)           (2,183)       (6,012)
                                                         --------          --------       -------
                                                         $(21,598)         $(87,646)      $25,638
                                                         ========           =======       =======

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 8 - INCOME TAXES (CONTINUED)

     The provision for income taxes/(benefit) consists of the following for the years ended December 31:

                                                           2001               2000                 1999
                                                         --------           --------              -------
                                                         ----------------(in thousands)------------------
      Current
          Federal                                        $(10,032)          $(18,775)             $12,348
          State                                              (280)              (662)               2,865
          Foreign                                              20                 98                  868
                                                         --------           --------             --------
                  Total current                           (10,292)           (19,339)              16,081

      Deferred
          Federal                                           3,501             (7,736)              (2,403)
          State                                              (508)            (5,079)                (330)
          Foreign                                             151              2,335               (2,335)
                                                         --------           --------              -------

                  Total deferred                            3,144            (10,480)              (5,068)
                                                         --------           --------              -------
                                                         $ (7,148)          $(29,819)             $11,013
                                                         ========           ========               ======

     Refundable income taxes result primarily from net operating loss carrybacks.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 8 - INCOME TAXES (CONTINUED)

    Deferred tax assets and liabilities consist of the following at December 31:

                                                                  2001              2000
                                                                 -------           -------
                                                                 ------(in thousands)-----
       Deferred tax liabilities
           Depreciation and amortization                         $(3,211)           $(2,487)
           Capitalized software development costs                     --               (102)
                                                                 --------           -------
                       Total deferred tax liabilities             (3,211)            (2,589)
                                                                 --------           -------
       Deferred tax assets

           Accrued insurance                                          36                 36
           State net operating losses                              6,413              1,681
           Foreign net operating losses                            3,202              2,727
           Accrued payroll and benefits                            2,228              2,199
           Deferred revenue                                        2,462              2,498
           Allowance for doubtful accounts                         1,389              2,184
           Restructuring charges                                   6,301             14,574
           Accrued severance and lease costs                         526                425
           Other                                                   2,732                875
                                                                 -------            -------

                       Total deferred tax assets                  25,289             27,199
                                                                 -------            -------

           Valuation allowance                                    (3,340)            (2,727)

       Net deferred tax assets                                   $18,738            $21,883
                                                                 =======            =======

     At December 31, 2000, net deferred tax assets in the amount of $2,073 were included in net assets held for sale.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 8 - INCOME TAXES (CONTINUED)

     A reconciliation of income taxes/(benefit), as reflected in the accompanying statements, with the statutory Federal income tax rate of 35% for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                  2001               2000           1999
                                                                -------           --------        --------
                                                                --------------(in thousands)--------------

      Statutory Federal income taxes/(benefit)                  $(7,559)          $(30,676)        $ 8,973
      State and local income taxes/(benefit), net of
          Federal tax benefit                                      (757)            (3,732)          1,648
      Foreign taxes provided at rates other than
          the U.S. statutory rate                                    --                 --              98
      Amortization of goodwill                                      452                688             282
      Change in valuation allowance                                 613              2,727              --
      Other, net                                                    103              1,174              12
                                                                -------           --------         -------
                                                                $(7,148)          $(29,819)        $11,013
                                                                =======           ========         =======

     At December 31, 2001, the Company had a federal net operating loss carryforward of approximately $64,600,000, which expires in 2021. Certain foreign subsidiaries of the Company have net operating loss carryforwards at December 31, 2001, totaling approximately $9,700,000; $264,000 expires in 2005, $1,136,000 expires in 2006, $649,000 expires in 2007 and the remainder has no expiration. A full valuation allowance has been recorded on the foreign taxes due to the uncertainty of the recognition of certain of these net operating loss carryforwards.

     During 1998, the Company completed a business combination which, for financial statement purposes, has been accounted for as a pooling-of-interests. For income tax purposes, the Company believes the transaction qualifies as a taxable purchase that gives rise to future tax deductions upon the sale of the acquired business which was subsequently sold in 2001. Since the tax structure of the transaction is subject to determination by the tax authorities, the Company has not recorded any potential tax impact in its financial statements. When resolved, the Company will record a deferred tax asset net of an appropriate valuation allowance. The net benefit will be reflected as an increase in additional paid-in-capital. Any adjustments to the valuation allowance will be charged or credited to income.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 9 - EARNINGS / (LOSS) PER SHARE DISCLOSURES

                                                                                        FOR THE YEAR ENDED
                                                                        -------------------------------------
                                                                                                                 Per
                                                                 Income / (loss)            Shares              share
                                                                   (numerator)           (denominator)          amount
                                                                 ---------------         -------------          ------
                                                                 ------(in 000's, except share and per share data)----

      December 31, 2001
          Net loss                                                  $(14,450)
                                                                    ========
          Basic loss per share
            Loss available to common stockholders                   $(14,450)               31,911,000         $ (0.45)
          Effect of diluted securities
            Options                                                                                 --
                                                                                            ----------

          Diluted loss per share
            Income available to common stock-
              holders plus assumed conversions                      $(14,450)               31,911,000         $ (0.45)
                                                                    ========                ==========         =======

      December 31, 2000
          Net loss                                                  $(57,827)
                                                                    ========
          Basic loss per share
            Loss available to common stockholders                   $(57,827)               31,656,000         $ (1.83)
                                                                                                               =======
          Effect of diluted securities
            Options                                                                                 --
                                                                                            ----------

          Diluted loss per share
            Income available to common stock-
              holders plus assumed conversions                      $(57,827)               31,656,000         $ (1.83)
                                                                    ========                ==========         =======

      December 31, 1999
          Net income                                                $ 14,625
                                                                    ========
          Basic earnings per share
            Income available to common stockholders                 $ 14,625                30,940,000         $  0.47
                                                                                                               =======
          Effect of diluted securities
            Options                                                                            707,000
                                                                                            ----------

          Diluted earnings per share
            Income available to common stock-
              holders plus assumed conversions                      $ 14,625                31,647,000         $  0.46
                                                                    ========                ==========         =======

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 9 - EARNINGS / (LOSS) PER SHARE DISCLOSURES (CONTINUED)

     The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 2001, there were 3,120,000 excluded options outstanding at December 31, 2001 with exercise prices of $7.38 to $26.63 per share. During 2000, there were 3,003,000 excluded options outstanding at December 31, 2000 with exercise prices of $11.13 to $26.63 per share. During 1999, there were 1,322,000 excluded options outstanding at December 31, 1999 with exercise prices of $15.53 to $28.13 per share.

NOTE 10 - SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company has identified two segments: IT Services and the Solutions Group. The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. IT Services is primarily Staffing and Outsourcing.
     The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, e-procurement solutions for Human Resource acquisition and management (CHIMES), strategic outsourcing and managed resourcing as well as software and relational database products. Operating income/(loss) consists of income/(loss) before income taxes, excluding interest income, interest expense, restructuring charge, loss on the sale of assets, net gain on investments and amortization of intangibles. These exclusions total $12.0 million, $50.2 million and $12.6 million in 2001, 2000 and 1999, respectively. Long-term assets include goodwill and property, plant and equipment for 2001 and 2000. In 1999 long-term assets also includes purchased software. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on either revenue or headcount.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 10 - SEGMENT INFORMATION (CONTINUED)

      BY LINE OF BUSINESS                                      2001                2000                 1999
                                                              --------            --------            --------
                                                              ----------------(in thousands)------------------
      REVENUE

           IT Services                                        $274,379            $303,713            $429,757
           Solutions Group                                     126,405             141,766             104,837
                                                              --------            --------             -------
                TOTAL REVENUE                                 $400,784            $445,479            $534,594
                                                              ========            ========             =======
      OPERATING INCOME / (LOSS)
           IT Services                                           7,735             (14,615)             47,252
           Solutions Group                                     (17,359)            (22,864)             (9,055)

                TOTAL OPERATING INCOME / (LOSS)                $(9,624)          $ (37,479)           $ 38,197
                                                               ========          =========            ========
      ASSETS

           IT Services                                          93,920             131,694             179,965
           Solutions Group                                      71,480              63,947             113,151
           Corporate and other                                  72,321              73,755              54,878
                                                              --------           ---------            --------
                TOTAL ASSETS                                  $237,721           $ 269,396            $347,994
                                                              ========           =========            ========

      DEPRECIATION EXPENSE
           IT Services                                             762               1,267               1,066
           Solutions Group                                       2,288               3,930               1,879
           Corporate and other                                   2,251               2,458               2,518
                                                              --------           ---------            --------
                TOTAL DEPRECIATION                            $  5,301           $   7,655            $  5,463
                                                              ========           =========            ========

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 10 - SEGMENT INFORMATION (CONTINUED)

      BY GEOGRAPHIC AREA                                  2001                2000                 1999
                                                         --------            --------            --------
                                                         ----------------(in thousands)------------------
      REVENUE
           United States                                 $361,884           $ 393,060            $480,131
           Europe                                          12,617              26,777              26,134
           Australia                                        2,102               3,602                 757
           Canada                                          24,181              22,040              27,572
                                                         --------           ---------            --------
                TOTAL REVENUE                            $400,784           $ 445,479            $534,594
                                                         ========           =========            ========

      LONG-TERM ASSETS
           United States                                 $ 41,716           $  43,433            $102,562
           Europe                                             163               1,462               1,623
           Australia                                           --                  --                  55
           Canada                                          19,319              20,411              19,636
                                                         ---------          ----------           ---------
                TOTAL LONG-TERM ASSETS                   $ 61,198           $  65,306            $123,876
                                                         =========          ==========           =========

NOTE 11 - SAVINGS PLAN AND OTHER RETIREMENT PLANS

     The Company maintains a defined contribution savings plan covering eligible employees. The Company makes contributions up to a specific percentage of participants' contributions. The Company contributed approximately $1,413,000, $1,563,000 and $1,440,000 in 2001, 2000 and 1999, respectively.

     In 1995, the Company instituted a Supplemental Executive Retirement Plan whereby key executives are entitled to receive lump-sum payments (or, if they elect, a ten-year payout) upon reaching the age of 65 and being in the employment of the Company. The maximum commitment if all plan members remain in the employment of the Company until age 65 is approximately $11.1 million. Benefits accrue and vest based on a formula which includes total years with the Company and total years possible until age 65. The plan is nonqualified and not formally funded. Life insurance policies on the members are purchased to assist in funding the cost. The deferred compensation expense is charged to operations during the remaining service lives of the members and was $115,000 in 2001, $311,000 in 2000 and nil in 1999.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 11 - SAVINGS PLAN AND OTHER RETIREMENT PLANS (CONTINUED)

  During 1999 the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed one year of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10 percent of eligible compensation. Quarterly, participant account balances are used to purchase shares of stock at 85 percent of its fair market value on either the first or last trading day of each calendar quarter. A total of 1,150,000 shares are available for purchase under the plan. There were 643,280 and 232,325 shares purchased under the plan in 2001 and 2000, respectively.

  In addition, the Company adopted a Deferred Compensation Plan for Key Executives that permits the individuals to defer a portion of their annual salary or bonus for a period of at least five years. There is no effect on the Company's operating results since any amounts deferred under the plan are expensed in the period incurred. Amounts deferred have been included in accrued payroll and amounted to $4.7 million and $4.1 million as of December 31, 2001 and 2000, respectively.

NOTE 12 - COMMITMENTS

  LEASES

  The Company leases office space under long-term operating leases expiring through 2007. As of December 31, 2001, approximate minimum rental commitments were as follows:

             Year ending                                (in thousands)
                 2002                                        $ 8,392
                 2003                                          5,844
                 2004                                          4,582
                 2005                                          3,186
                 2006                                            796
                 Thereafter                                      139
                                                             -------

                                                             $22,939
                                                             -------

  Office rentals are subject to escalations based on increases in real estate taxes and operating expenses. Aggregate rent expense for operating leases approximated $7,997,000, $8,536,000 and $7,500,000 in the years ended
  December 31, 2001, 2000 and 1999, respectively.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  For the years ended December 31, 2001 and 2000, selected quarterly financial data is as follows:

                                                                          Quarters
                                             ----------------------------------------------------------------

                                                   First          Second              Third           Fourth
                                             -------------    -------------     -------------    ------------
                                             ---------------(in thousands, except per share data)------------

    2001

        REVENUES                                 $106,481         $104,995           $94,212          $95,096
        DIRECT COSTS                               72,916           74,927            67,672           66,061
        SELLING, GENERAL AND ADMINISTRATIVE        34,221           32,162            29,790           29,262
        BAD DEBT EXPENSE                              443              396               614            1,944
        AMORTIZATION OF INTANGIBLES                   707              723               650              615
        RESTRUCTURING CHARGES/(CREDITS)                --            5,473                --            1,048
        INCOME/(LOSS) FROM OPERATIONS              (1,806)          (8,686)           (4,514)          (3,834)
        GAIN/(LOSS) ON SALE OF ASSETS                 438               --            (2,833)            (802)
        NET GAIN ON INVESTMENTS                        --               --                --               90
        INTEREST INCOME/(EXPENSE) - NET              (175)             256                43              225
        INCOME/(LOSS) BEFORE INCOME TAXES          (1,543)          (8,430)           (7,304)          (4,321)
        INCOME TAXES/(BENEFIT)                       (525)          (2,866)           (2,483)          (1,274)
        NET INCOME/(LOSS)                          (1,018)          (5,564)           (4,821)          (3,047)

        EARNINGS/(LOSS) PER SHARE:
          BASIC                                  $  (0.03)        $  (0.17)          $ (0.15)         $ (0.10)
          DILUTED                                $  (0.03)        $  (0.17)          $ (0.15)         $ (0.10)

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                          Quarters
                                             ----------------------------------------------------------------

                                                   First          Second              Third           Fourth
                                             -------------    -------------     -------------    ------------
                                             --------------(in thousands, except per share data)-------------

    2000

        Revenues                                 $114,282         $118,095          $104,505         $108,597
        Direct costs                               83,015           79,578            75,011           75,211
        Selling, general and administrative        32,073           35,049            36,634           39,935
        Bad debt expense                            1,087            1,484             1,916           21,965
        Amortization of intangibles                 1,776            1,680             1,662            2,316
        Restructuring charges/(credits)                --           (2,376)               --           43,904
        Income/(loss) from operations              (3,669)           2,680           (10,718)         (74,734)
        Interest income/(expense) - net              (266)            (301)             (373)            (265)
        Income/(loss) before income taxes          (3,935)           2,379           (11,091)         (74,999)
        Income taxes/(benefit)                     (1,692)           1,023            (4,325)         (24,825)
        Net income/(loss)                          (2,243)           1,356            (6,766)         (50,174)

        Earnings/(loss) per share:
          Basic                                  $  (0.07)        $   0.04          $  (0.21)        $  (1.58)
          Diluted                                $  (0.07)        $   0.04          $  (0.21)        $  (1.58)


                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 14 - RESTRUCTURING CHARGES

During the fourth quarter of 2001, the Company recorded a restructuring charge of $410,000 pertaining to 2001 office closings. In addition, during the second quarter of 2001, the Company recorded an additional $5.5 million in restructuring expense to reduce the carrying amount of eB Networks to the estimated net realizable value.

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

At December 31, 2000, the Company recorded a write-down of goodwill of $7.2 million for the shutdown of ESG. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded, in the fourth quarter of 2000, in connection with the write down of assets held for sale to realizable value. The closing of IT Services' and Solutions' offices resulted in the termination of 90 employees with a severance charge of $1.3 million. As of December 31, 2001, $1,024,000 had been paid in severance to the terminated employees. The balance remaining at December 31, 2001 includes continuing rent on five properties terminating in 2003, 2004 and 2005 and severance for two individuals with payments through January of 2002 and 2003.

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 14 - RESTRUCTURING CHARGES (CONTINUED)

                                                                    Remaining at                                       Remaining at
                                         Cash        Non-Cash        Dec. 31,                     Paid/       Non-Cash    Dec. 31,
                            Recorded    Charges      Charges         2000           Recorded    Reversed      Charges      2001
                            --------    -------      -------         ----   -       --------    --------     --------     -----
                                                         (in thousands)

Severance:
    United States           $  1,267   $   (247)    $       --       $  1,020       $     --    $   (777)    $      --    $    243
                            --------   --------     ----------       --------       --------    --------     ---------    --------

Lease Obligations:
    United States           $  2,275   $   (675)    $       --       $  1,600       $    410    $   (789)    $      --    $  1,221
                            --------   --------     ----------       --------       --------    --------     ---------    --------

Write Down of Assets
Held for Sale:
    eB Networks             $ 26,171   $     --     $  (26,171)      $     --       $  5,473    $     --     $  (5,473)   $     --

    Select                     6,943         --         (6,943)            --             --          --            --          --
                               -----   --------     ----------       --------       --------    --------     ---------    --------

    Total write-down of
    assets held for sale    $ 33,114   $     --     $  (33,114)      $     --       $  5,473    $     --     $  (5,473)   $     --
                            --------   --------     ----------       --------       --------    --------     ---------    --------

Write-off of ceased
operations - ESG:
       Goodwill             $  7,248   $     --     $   (7,248)      $     --       $     --    $     --     $      --    $     --
                            --------   --------     ----------       --------       --------    --------     ---------    --------

    Total                   $ 43,904   $   (922)    $  (40,362)      $  2,620       $  5,883    $ (1,566)    $  (5,473)   $  1,464
                            ========   ========     ==========       ========       ========    ========     =========    ========

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 14 - RESTRUCTURING CHARGES (CONTINUED)

During the fourth quarter of 2001, the Company recorded a restructuring charge adjustment of $638,000 pertaining to the termination, by the subleasor, of the sublease contracts for closed offices included in the 1999 restructure charge.

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

During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the 1999 restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the UK and Canada. The balance remaining at December 31, 2001 includes continuing rents on two properties with the leases terminating in 2004 and 2005.

                                                    Balance                           Balance                            Balance
                                                       at                                at                                 at
                                                    Dec. 31,                          Dec. 31,               Paid/       Dec. 31,
                               Recorded     Paid       1999      Paid     Reversed     2000   Recorded    Reversed         2001
                               --------     ----       ----      ----     --------     ----   --------    --------         ----
                                                                      (in thousands)

Severance:
   United States                 $1,172  $(1,021)    $   151   $    (33)  $    --    $ 118   $    --       $ (118)      $    --
   Europe                         1,127     (775)        352         --      (352)      --        --           --            --
   Canada                           122      (89)         33         --       (33)      --        --           --            --
                                 ------  -------     -------   --------   -------    -----   -------       ------
      Total Severance            $2,421  $(1,885)    $   536   $    (33)  $  (385)   $ 118   $    --       $ (118)      $    --
                                 ------  --------    -------   --------   -------    -----   -------       ------       -------

Lease Obligations:
   United States                 $3,564  $  (254)    $ 3,310   $ (1,203)  $(1,840)   $ 267   $   638       $ (279)      $   626
   Canada                           101      (25)         76         --       (76)      --        --           --            --
                                 ------  -------     -------   --------   -------    -----   -------       ------       -------

Total Lease Obligations          $3,665  $  (279)     $3,386   $ (1,203)  $(1,916)   $ 267   $   638       $ (279)      $   626
                                 ------  --------     ------   --------   -------    -----   -------       ------       -------

General Office Closure:
   Canada                        $  269  $  (188)    $    81   $     (6)  $   (75)   $  --   $    --       $   --       $    --
                                 ------  --------   --------   --------   -------    -----   -------       ------       -------

      Total                      $6,355  $(2,352)    $ 4,003   $ (1,242)  $(2,376)   $ 385   $   638       $ (397)      $   626
                                 ======  ========    =======   ========   =======    =====   =======       ======       =======

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 15 - ACQUISITIONS

On October 18, 1999, the Company acquired G. Triad Enterprises, Inc. ("G. Triad"), a New Jersey- based Internet / Intranet development firm, for approximately $14.5 million in cash and stock. The acquisition was accounted for as a purchase. The resulting goodwill of approximately $14 million is being amortized to operations over a 20-year period. Subsequently in 2000, the Company recorded an additional earnout of $500,000 to goodwill based on G. Triad meeting a projected revenue target.

On May 6, 1999, the Company acquired all the common stock of Integrated Computer Management ("ICM"), a New Jersey-based solutions company that provides technology consulting, packaged software integration, customer software development, systems integration and advanced learning solutions, for stock, cash and promissory notes totaling approximately $17 million. The acquisition was accounted for as a purchase. The resulting goodwill of approximately $15 million was being amortized to operations over a 20-year period. Effective April 1, 2000 the assets of ICM were divided between three divisions of the Company,
G. Triad, eB Networks and IT Services. Approximately $10 million of its net goodwill was allocated to eB Networks in 2000 and has been subsequently written off with the sale of eB Networks on September 10, 2001.

On June 1, 1999, Princeton Softech Inc. ("Princeton"), a wholly-owned subsidiary of the Company, acquired the software products, intellectual property rights and certain other assets of SELECT Software Tools plc ("Select"), a London-based software firm, for approximately $8 million cash plus the assumption of certain liabilities such as severance, certain payments due to a vendor under a contract that the Company expected to derive no future benefit, and certain other assumed liabilities in connection with its acquisition. These liabilities had the effect of increasing the value of the intangible assets (purchased software) that were acquired. The amount of such liabilities aggregated $3,100,000 of which approximately $1,800,000 had been paid prior to December 31, 1999. Substantially all of the accrued severance (which was for employees that had been made redundant upon acquisition in the United Kingdom) had been paid prior to December 31, 1999. The remaining accrued liabilities of approximately $1,300,000 consist primarily of payments due pursuant to the contract discussed above. The acquisition was accounted for as a purchase. The cost of the purchased software and other intangibles approximates $12 million, and was being amortized to operations over a five-year period. During the fourth quarter of 2000 the Company made the decision to sell Select. On April 17, 2001, the Company sold Select to Aonix (see Note 3).

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 15 - ACQUISITIONS (CONTINUED)

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

On August 4, 1998, the Company acquired the assets of RPM Consulting ("RPM"), a Maryland based provider of network consulting services, specializing in architecting, designing and upgrading large enterprise networks. The subsidiary subsequently changed its name in 2000 to eB Networks. The purchase agreement was for a combination of cash and common stock totaling approximately $27,700,000, and two earnout payments (totaling $2.2 million) based on pretax profit margins, which were paid during 1999. The acquisition was accounted for as a purchase and was being amortized to operations over a 20-year period. In the fourth quarter of 2000, the Company made the decision to sell eB Networks. On September 10, 2001, the Company sold the assets of eB Networks to Inrange Technologies (see
Note 3).

                    Computer Horizons Corp. and Subsidiaries

                        December 31, 2001, 2000 and 1999

NOTE 15 - ACQUISITIONS (CONTINUED)

On July 2, 1998, the Company's Canadian subsidiary acquired the net assets of Infomatics Search Group ("ISG"), a Toronto, Canada based information technology service firm, offering both professional staffing and career placement services. The acquisition was accounted for as a purchase and was being amortized to operations over a 20-year period. The total purchase price was approximately $21,600,000 in cash. The purchase agreement includes an earnout clause equal to two times increases in prior period adjusted earnings (as defined in the purchase agreement) to be earned in 1999 and 2000. During 2000, the Company recorded $2.9 million as an addition to goodwill based on meeting the earnout. There were no earnout adjustments for 2001 or 1999.

On June 24, 1998, the Company acquired all of the common stock of Spargo Consulting PLC ("Spargo"), an information technology consultancy service provider, organized under the laws of the United Kingdom for 1,887,000 shares of Computer Horizon stock. This transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Spargo. On January 31, 2001, the Company sold the stock of Spargo (see Note 3).

On February 27, 1998, the Company acquired all of the common stock of Princeton Softech, Inc. ("Princeton") in exchange for 954,213 shares of Computer Horizons stock. Princeton specializes in relational databases, data synchronization, intelligent data migration and data management tools, and is based in Princeton, New Jersey. This transaction was accounted for as an immaterial pooling of interests and the results of Princeton have been included since January 1, 1998. In the fourth quarter of 2000, the Company made the decision to sell Princeton. The net assets of Princeton have been included in the assets held for sale.

                    Computer Horizons Corp. and Subsidiaries

                        DECEMBER 31, 2001, 2000 AND 1999

NOTE 16 - SUBSEQUENT EVENTS (UNAUDITED)

IMPACT OF ECONOMIC STIMULUS ACT ON INCOME TAX REFUND CLAIM

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was enacted into law. This Act contains many economic and tax incentives, including the extension of the carryback period for losses arising in years ending during 2001 and 2002 to five years from the previous two year carryback rule. As a result, the Company's tax refund claim of approximately $10 million at December 31, 2001 will increase to approximately $30 million. The additional refund amount will be recorded during the first quarter of 2002.

SALE OF PRINCETON SOFTECH, INC.

On March 25, 2002, the Company completed the sale of the net assets of Princeton Softech, Inc. for cash of approximately $16 million. The gain on sale is estimated to be approximately $3.6 million and will be recorded during the first quarter of 2002.

PURCHASE OF TREASURY STOCK

Subsequent to December 31, 2001, the Company has purchased 161,000 shares of its common stock at an aggregate cost of approximately $582,000.

                   Computer Horizons Corp. and Subsidiaries

                         MARKET AND DIVIDEND INFORMATION

                     Years ended December 31, 2001 and 2000

The Company's common stock is quoted on the Nasdaq National Market, under the symbol CHRZ. The range of high and low closing stock prices, as reported by the Nasdaq National Market, for each of the quarters for the years ended December 31, 2001 and 2000 is as follows:

                                   2001                                  2000
                         -------------------------             -----------------------
                          HIGH                LOW               HIGH               LOW
                         -----              -----              -----             -----
  Quarter
      First             $ 5.19             $ 2.19            $25.00             $13.63
      Second              4.08               2.00             16.25              11.00
      Third               4.49               2.53             13.63               6.81
      Fourth              3.32               2.50              6.80               2.38

The Company plans to reinvest its earnings in future growth opportunities and, therefore, does not anticipate paying cash dividends in the near future and has not paid any to date. As of December 31, 2001, there were approximately 1,087 holders of record of common stock.