Form 10-Q
period 2002-03-31
COMPUTER HORIZONS CORP
filed 2002-05-15
CIK 23019

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


      For Quarter Ended MARCH 31, 2002      Commission File Number 0-7282


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

                                  Yes /X/     No

As of May 10, 2002 the issuer had 31,378,918 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.


                                     Index

                                                                         Page No.

 Part I   Financial Information

               Consolidated Balance Sheets
               March 31, 2002 (unaudited) and December 31, 2001             3

               Consolidated Statements of Operations
               Three Months Ended March 31, 2002
               and March 31, 2001 (unaudited)                               4

               Condensed Consolidated Statements of
               Cash Flows - Three Months Ended
               March 31, 2002 and March 31, 2001 (unaudited)                5

               Notes to Consolidated Financial Statements                   6

               Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                   15

 Part II       Other Information                                            21

               Signatures                                                   21

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                                                     March 31,       December 31,
                                                                                       2002             2001
                                                                                       ----             ----
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $  46,209        $  41,033
  Accounts receivable, net of allowance for doubtful
    accounts of $8,226 and $7,542 at March 31, 2002 and
    December 31, 2001, respectively                                                     72,667           83,564
  Net assets held for sale                                                                   -           10,381
  Deferred income tax benefit                                                            9,506           13,030
  Refundable income taxes (Note 10)                                                     30,361            7,992
  Other                                                                                  6,519            5,238
                                                                                     ---------        ---------
          TOTAL CURRENT ASSETS                                                         165,262          161,238
                                                                                     ---------        ---------

PROPERTY AND EQUIPMENT                                                                  34,836           34,354
  Less accumulated depreciation                                                        (23,013)         (21,881)
                                                                                     ---------        ---------
                                                                                        11,823           12,473
                                                                                     ---------        ---------
OTHER ASSETS - NET:
  Goodwill                                                                              48,725           48,725
  Deferred income tax benefit                                                            5,113            5,708
  Other                                                                                  8,263            9,577
                                                                                     ---------        ---------
          TOTAL OTHER ASSETS                                                            62,101           64,010
                                                                                     ---------        ---------

TOTAL ASSETS                                                                         $ 239,186        $ 237,721
                                                                                     =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                                                             $       -        $  10,000
  Accrued payroll, payroll taxes and benefits                                           12,114           12,782
  Accounts payable                                                                       9,143           15,196
  Restructuring reserve                                                                  1,855            2,090
  Tax benefit reserve (Note 10)                                                         19,600                -
  Other accrued expenses                                                                 5,869            5,423
                                                                                     ---------        ---------
          TOTAL CURRENT LIABILITIES                                                     48,581           45,491
                                                                                     ---------        ---------

OTHER LIABILITIES                                                                        2,783            2,375
                                                                                     ---------        ---------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued 200,000 shares, including
    50,000 Series A
  Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at March 31, 2002
    and December 31, 2001 respectively                                                   3,315            3,315
  Additional paid-in capital                                                           134,508          135,230
  Accumulated comprehensive loss                                                        (3,334)          (2,932)
  Retained earnings                                                                     65,059           66,291
                                                                                     ---------        ---------
                                                                                       199,548          201,904
                                                                                     ---------        ---------
  Less shares held in treasury, at cost; 1,727,666 shares and 1,720,191 shares
    at March 31, 2002 and December 31, 2001, respectively                              (11,726)         (12,049)
                                                                                     ---------        ---------
          TOTAL SHAREHOLDERS' EQUITY                                                   187,822          189,855
                                                                                     ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 239,186        $ 237,721
                                                                                     =========        =========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share data)

                                                                        THREE MONTHS ENDED
                                                      ---------------------------------------------------
                                                           March 31, 2002                 March 31, 2001
                                                      --------------------           --------------------
                                                                    % of                           % of
                                                                   REVENUE                        REVENUE
                                                                   -------                        -------
REVENUES:
    IT Services                                       $ 54,650      69.0%            $ 73,017      68.6%
    Solutions Group                                     24,569      31.0%              33,464      31.4%
                                                      --------     ------            --------     ------

                                                        79,219     100.0%             106,481     100.0%
                                                      --------     ------            --------     ------
COSTS AND EXPENSES:
     Direct costs                                       58,192      73.5%              72,916      68.4%
     Selling, general and administrative                26,459      33.4%              34,664      32.6%
     Amortization of intangibles                            -        0.0%                 707       0.7%
                                                      --------     ------            --------     ------

                                                        84,651     106.9%             108,287     101.7%
                                                      --------     ------            --------     ------

LOSS FROM OPERATIONS                                    (5,432)     -6.9%              (1,806)     -1.7%
                                                      --------     ------            --------     ------
OTHER INCOME / (EXPENSE):
     Gain on sale of assets                              3,570       4.5%                 438       0.4%
     Loss on investments                                   (61)     -0.1%                  -        0.0%
     Interest income                                       214       0.3%                 401       0.4%
     Interest expense                                     (159)     -0.2%                (576)     -0.5%
                                                      --------     ------            --------     ------

                                                         3,564       4.5%                 263       0.3%
                                                      --------     ------            --------     ------

LOSS BEFORE INCOME TAXES                                (1,868)     -2.4%              (1,543)     -1.4%
                                                      --------     ------            --------     ------
INCOME (BENEFIT) / TAXES:
     Current                                                -        0.0%              (1,725)     -1.6%
     Deferred                                             (635)     -0.8%               1,200       1.1%
                                                      --------     ------            --------     ------
                                                          (635)     -0.8%                (525)     -0.5%
                                                      --------     ------            --------     ------


NET LOSS                                              $ (1,233)     -1.6%            $ (1,018)     -0.9%
                                                      =========     =====            =========     =====
LOSS PER SHARE:
    Basic                                             $  (0.04)                      $  (0.03)
                                                      =========                      =========
    Diluted                                           $  (0.04)                      $  (0.03)
                                                      =========                      =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
    Basic                                           31,501,000                     32,062,000
                                                    ==========                     ==========
    Diluted                                         31,501,000                     32,062,000
                                                    ==========                     ==========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                Three Months Ended
                                                          -------------------------------
                                                            March 31,         March 31,
                                                              2002              2001
                                                              ----              ----

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                 $    634        $  2,497
                                                            --------        --------

CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES
   Purchases of property and equipment                          (539)         (1,566)
   Changes in goodwill                                             -            (173)
   Proceeds received from the sale of assets                  15,880               -
                                                            --------        --------
                                                              15,341          (1,739)
                                                            --------        --------

CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES
   (Decrease)/increase in borrowings                         (10,000)            341
   Repurchase of common stock                                   (750)              -
   Stock options exercised                                       351             652
                                                            --------        --------
                                                             (10,399)            993
                                                            --------        --------

   Effect of exchange rate difference on cash                   (400)         (1,465)
                                                            --------        --------


NET INCREASE IN CASH AND CASH EQUIVALENTS                      5,176             286

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                41,033          17,559
                                                            --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 46,209        $ 17,845
                                                            ========        ========

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Periods March 31, 2002 and March 31, 2001
                                   (unaudited)


1.  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations and the statement of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Company. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and in July 2001, SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

The Company has discontinued the amortization of goodwill, in compliance with SFAS No. 142. The Company is currently conducting a valuation of its intangible assets. If the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the June 30, 2002 quarter, as a cumulative effect of a change in accounting principle.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Periods March 31, 2002 and March 31, 2001
                                   (unaudited)


RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The following pro forma table shows the effect of amortization expense on the Company's net loss as follows:

                                                Three Months Ended
                                          March 31, 2002       March 31, 2001
                                          --------------       --------------

Reported Net Loss                               $(1,233)             $(1,018)

Amortization Expense                                 --                  707

                                          --------------       --------------
Adjusted Net Loss                              $ (1,233)               $(311)
                                          --------------       --------------
Reported Loss per Share:
Basic                                             (0.04)               (0.03)
Diluted                                           (0.04)               (0.03)

Adjustment for Amortization
  Expense:
Basic                                                --                 0.02
Diluted                                              --                 0.02

Adjusted Loss per Share:
Basic                                             (0.04)               (0.01)
Diluted                                           (0.04)               (0.01)

Effective on January 1, 2002, the Company adopted Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144"). This supercedes SFAS 121, while retaining many of the requirements of such statement. The effect of this statement is immaterial to the Company.

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

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Periods March 31, 2002 and March 31, 2001
                                   (unaudited)



EARNINGS PER SHARE (CONTINUED)

In accordance with SFAS No.128, the table below presents both basic and diluted loss per share:

                                                           Three Months Ended
                                                     March 31, 2002    March 31, 2001
                                                     --------------    --------------
Numerator:
   Net loss (in thousands)                                 $(1,233)           $ (1,018)

Denominator:
   Denominator for basic loss per share
      Weighted average shares outstanding                31,501,000         32,062,000

Effect of stock options                                          --                 --

Diluted potential loss per share:
   Denominator for diluted loss per share
      Adjusted weighted average shares
         outstanding and assumed conversions             31,501,000         32,062,000

Basic loss per share                                        $ (0.04)          $  (0.03)


Diluted loss per share                                      $ (0.04)          $  (0.03)

The computation of diluted loss per share excludes all options as their effect would have been antidilutive. During 2002, there were 4,796,054 excluded options with exercise prices between $1.25 and $26.63 per share at March 31. During 2001, there were 4,084,826 excluded options outstanding at March 31, 2001 with exercise prices of $1.25 to $26.63 per share.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Periods Ended March 31, 2002 and March 31, 2001
                                   (unaudited)


4.  SEGMENT INFORMATION

The Company has identified two segments: IT Services and the Solutions Group. The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. IT Services is primarily Staffing and Outsourcing. The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, e-procurement solutions for Human Resource acquisition and management (Chimes), strategic outsourcing and managed resourcing as well as software and relational database products. Operating income/(loss) consists of income/(loss) before income taxes, excluding interest income, interest expense, gain on the sale of assets, net loss on investments and amortization of intangibles. These exclusions total income of $3.6 million and expense of $0.4 million in the first quarter of 2002 and 2001, respectively. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on either revenue or headcount.

                                                           Three Months Ended
                                                       March 31,         March 31,
                                                         2002               2001
                                                   ------------------ -----------------
REVENUE:
   IT Services                                             $ 54,650           $ 73,017
   Solutions Group                                           24,569             33,464
                                                   ------------------ -----------------
TOTAL                                                      $ 79,219           $106,481
                                                   ------------------ -----------------

OPERATING INCOME / (LOSS):
   IT Services                                             $ (1,035)          $  2,302
   Solutions Group                                           (4,397)            (3,401)
                                                   ------------------ -----------------
TOTAL                                                      $ (5,432)          $ (1,099)
                                                   ------------------ -----------------

ASSETS:
   IT Services                                             $ 86,008           $134,759
   Solutions Group                                           45,553             55,630
   Corporate and other                                      107,625             74,919
                                                   ------------------ -----------------
TOTAL                                                      $239,186           $265,308
                                                   ------------------ -----------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Periods Ended March 31, 2002 and March 31, 2001
                                   (unaudited)

5.  RESTRUCTURING CHARGES

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

At December 31, 2000, the Company recorded a write-down of goodwill of $7.2 million for the shutdown of ESG. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded, in the fourth quarter of 2000, in connection with the write-down of assets held for sale to realizable value. The closing of IT Services' and Solutions' offices resulted in the termination of 90 employees with a severance charge of $1.3 million. As of March 31, 2002, $1,060,000 had been paid in severance to the terminated employees. The balance remaining at March 31, 2002 includes continuing rent on five properties terminating in 2003, 2004 and 2005 and severance for one individual with payments through January of 2003.

                                                                          Remaining at
                                     Remaining at                           March 31,
                                    Dec. 31, 2001          Paid               2002
                                   ----------------  -----------------  -----------------
Severance:
  United States                               $243              $(36)               $207
                                   ----------------  -----------------  -----------------

Lease Obligations:
                                   ----------------  -----------------  -----------------
   United States                            $1,221             $(157)             $1,064
                                   ----------------  -----------------  -----------------


                                   ----------------  -----------------  -----------------
      Total                                 $1,464             $(193)             $1,271
                                   ----------------  -----------------  -----------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Periods Ended March 31, 2002 and March 31, 2001
                                   (unaudited)


RESTRUCTURING CHARGES (CONTINUED)

During the fourth quarter of 2001, the Company recorded a restructuring charge adjustment of $638,000 pertaining to the termination, by the sublessee, of the sublease contracts for closed offices included in the 1999 restructure charge.

During the third quarter of 1999, the Company recorded a restructuring charge of $6.4 million primarily related to the consolidating and closing of certain facilities, generally used for Year 2000 and other legacy related services, as well as attendant reduction of related staff levels.

During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the 1999 restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the UK and Canada. The remaining balance at March 31, 2002 includes continuing rent on one property with the lease terminating in 2005.

                                                                           Remaining at
                                     Remaining at                            March 31,
                                    Dec. 31, 2001          Paid                 2002
                                   ---------------   ------------------   ----------------

Lease Obligations:
                                   ---------------   ------------------   ----------------
   United States                             $626              $(42)               $584
                                   ---------------   ------------------   ----------------

                                   ---------------   ------------------   ----------------
      Total                                  $626              $(42)               $584
                                   ---------------   ------------------   ----------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Periods Ended March 31, 2002 and March 31, 2001
                                   (unaudited)


6.  COMPREHENSIVE INCOME / (LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130"), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three months ended March 31, 2002 and March 31, 2001 are as follows:

                                                         Three Months Ended
                                                     March 31,          March 31,
                                                       2002               2001
                                                ----------------   ----------------

Comprehensive Income Loss:

Net Loss                                               $(1,233)           $(1,018)
Other comprehensive income/(loss) - foreign
       currency adjustment                                (402)            (1,465)
                                                ----------------   ----------------
Comprehensive Loss                                     $(1,635)           $(2,483)
                                                ----------------   ----------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Periods Ended March 31, 2002 and March 31, 2001
                                   (unaudited)


7.  SALE OF SUBSIDIARIES

On March 25, 2002, the Company sold the net assets of Princeton Softech to Apax Partners, Inc. and LLR Partners, for cash of $16 million, including amounts held in escrow of $1.5 million. The gain from the transaction was $3.6 million. The results of operations are included in the consolidated financial statements through February 28, 2002 within the Solutions group.

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

8.  PURCHASE OF TREASURY STOCK

In April 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares. As of the filing of this report, the Company had repurchased, in the open market, 1,380,500 shares of its stock at an average price of $3.32 per share for an aggregate purchase amount of $4.6 million.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Periods Ended March 31, 2002 and March 31, 2001
                                   (unaudited)


9.  ASSET-BASED LENDING FACILITY

On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing is Prime plus 0.5%, thereafter the rate is LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $15 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of March 31, 2002, the Company had paid off all of the outstanding balance against the facility.

10.  TAX BENEFIT RESERVE

During 1998, the Company completed a business combination which, for financial statement purposes, was accounted for as a pooling of interests.
For income tax purposes, the Company believes the transaction qualified as a taxable purchase that gives rise to future tax deductions. Upon the sale of the acquired business in 2001, the balance of these deductions was recognized for tax purposes. The benefit of $19.6 million relating to these deductions was included in refundable income taxes in the first quarter of 2002. Since the tax structure of the transaction is subject to determination by the tax authorities, the Company has recorded a reserve for these tax benefits. When resolved, the net benefit will be reflected as an increase in additional paid-in capital.

11.  SUBSEQUENT EVENT

Subsequent to the closing of the first quarter, the Company received an income tax refund of $11.3 million. Additionally, the Company will benefit from the Economic Stimulus Act that was signed into law on March 9, 2002. This Act contains many economic and tax incentives, including the temporary extension of the carryback period for losses arising in years ending during 2001 and 2002 to five years from the previous two year carryback rule. As a result, the Company is expecting an additional refund of about $20 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the Periods Ended March 31, 2002 and March 31, 2001


RESULTS OF OPERATIONS

REVENUES. Revenues decreased to $79.2 million in the first quarter of 2002 from $106.5 million in the first quarter of 2001, a decrease of $27.3 million or 25.6%. The Solutions Group decreased to $24.6 million in the first quarter of 2002 from $33.5 million in the first quarter of 2001, a decrease of $8.9 million or 26.6%. IT Services revenues decreased to $54.7 million in the first quarter of 2002 from $73.0 million in the first quarter of 2001, a decrease of $18.3 million or 25.1%. The decrease in Solutions Group revenue is primarily attributable to the revenue decline experienced by the business units held for sale. Solutions Group revenue, excluding the operations of units held for sale, actually increased by $1.5 million in the first quarter of 2002 to $21.7 million. The decrease in IT Services revenue is primarily attributed to the continued decreases in demand for temporary technology workers and the impact of pricing decreases on revenue.

DIRECT COSTS. Direct costs decreased to $58.2 million in the first quarter of 2002, from $72.9 million in the comparable period of 2001. Gross margin, revenues less direct costs, decreased to 26.5% in the first quarter of 2002 from 31.5% in the same period of 2001. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $26.5 million in the first quarter of 2002, from $34.7 million in the comparable period of 2001, a decrease of $8.2 million or 23.6%. The decrease in selling, general and administrative expenses was primarily attributable to cost reductions in the IT Services Group and Corporate, offset by increases in the Solutions Group as the Company continues to invest in its Chimes subsidiary. As a percentage of revenues, selling, general and administrative expenses increased to 33.4% of revenues in the first quarter of 2002 from 32.6% in the comparable periods of 2001.

LOSS FROM OPERATIONS. Operating margins, decreased to a loss of 6.9% in the first quarter 2002 from a loss of 1.7% in the comparable 2001 period. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME. Other income increased to $3.6 million in the first quarter of 2002 compared to other income of $0.3 million in the same period of 2001. This increase in other income was the result of the gain on the sale of Princeton Softech.

PROVISION FOR INCOME TAXES. The effective tax rates for Federal, state and local income taxes were 34.0% for both the first quarter of 2002 and 2001.

NET LOSS. Net loss for the first quarter of 2002 was $1.2 million, or $0.04 loss per diluted share, compared to net loss of $1.0 million, or $0.03 loss per diluted share for the first quarter of 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the Periods Ended March 31, 2002 and March 31, 2001

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had $116.7 million in working capital, of which $46.2 million was cash and cash equivalents.

Net cash provided by operating activities in the first quarter of 2002 was $634,000, consisting primarily of a decrease in accounts receivable.

Net cash provided by investing activities in the first quarter of 2002 was $15.3 million, consisting primarily of cash received from the sale of Princeton Softech.

Net cash used in financing activities was $10.4 million for the first quarter of 2002, primarily consisting of the payback of the outstanding balance of the Company's line of credit.

At March 31, 2002, the Company had a current ratio position of 3.4 to 1. The Company believes that its cash and cash equivalents, line of credit and internally generated funds will be sufficient to meet its working capital needs through 2002.

On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing is Prime plus 0.5%, thereafter the rate is LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $15 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of March 31, 2002, the Company had paid off all of the outstanding balance against the facility.

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and in July 2001, SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

The Company has discontinued the amortization of goodwill, in compliance with SFAS No. 142. The Company is currently conducting a valuation of its intangible assets. If the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the June 30, 2002 quarter, as a cumulative effect of a change in accounting principle.

Effective on January 1, 2002, the Company adopted Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144"). This supercedes SFAS 121, while retaining many of the requirements of such statement. The effect of this statement is immaterial to the Company.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. Leases are short term in nature and non-capital. The following table summarizes all commitments under contractual obligations as of March 31, 2002:


                                                 Obligation Due
                        ------------------------------------------------------------------
                         Total Amount    1 Year    2-3 Years    4-5 Years    Over 5 Years
                        --------------  --------  -----------  -----------  --------------
                                                   (in 000's)

Operating leases               17,223     6,829        7,729        2,654              11
Other long-term                 2,783     2,783           --           --              --
                        --------------  --------  -----------  -----------  --------------
Total Cash Obligations         20,006     9,612        7,729        2,654              11
                        --------------  --------  -----------  -----------  --------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the Periods Ended March 31, 2002 and March 31, 2001


PRO FORMA FINANCIAL INFORMATION EXCLUDING ASSETS HELD FOR SALE

The accompanying unaudited pro forma condensed consolidated statement of operations as of the quarters ended March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001 and March 31, 2001 have been prepared to give effect of the consolidated operations excluding net assets held for sale and is intended for informational purposes only.

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

                                                                Quarter Ended March 31, 2002
                                                   -----------------------------------------------------
                                                      Consolidated        Assets held          Pro forma
                                                               CHC           for Sale                CHC
                                                   ---------------   ----------------   ----------------

       Revenues                                          $79,219             $2,891            $76,328
       Direct Costs                                       58,192                494             57,698
                                                        --------           --------           --------
       Gross Profit                                       21,027              2,397             18,630
       SG&A                                               25,797              4,344             21,453
       Bad Debt Expense                                      662                 --                662
                                                        --------           --------           --------
       Operating Loss                                     (5,432)            (1,947)            (3,485)
       Gain on Sale of Assets                             (3,570)            (3,570)                --
       Loss on Investments                                    61                 --                 61
       Interest Income                                       (55)                --                (55)
                                                        --------           --------           --------
       (Loss)/Income before taxes                         (1,868)             1,623             (3,491)
       Income taxes/(benefit)                               (635)               552             (1,187)
                                                        --------           --------           --------
       Net (Loss)/Income                                  (1,233)             1,071             (2,304)
                                                         =======              =====            =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the Periods Ended March 31, 2002 and March 31, 2001


                                                                Quarter Ended December 31, 2001
                                                   -----------------------------------------------------
                                                      Consolidated        Assets held          Pro forma
                                                               CHC           for Sale                CHC
                                                   ---------------   ----------------   ----------------

       Revenues                                          $95,096             $9,488            $85,608
       Direct Costs                                       66,061              2,113             63,948
                                                        --------           --------           --------
       Gross Profit                                       29,035              7,375             21,660
       SG&A                                               29,262              7,745             21,517
       Bad Debt Expense                                    1,944                 --              1,944
                                                        --------           --------           --------
       Operating Income/(loss)                           (2,171)              (370)            (1,801)
       Restructuring Charge                                1,048                 --              1,048
       Interest Income                                     (225)                 --              (225)
       Loss on Sale of Assets                                802               802                 --
       Net Gain on Investment                               (90)                 --               (90)
       Amortization of Intangibles                           615                 --                615
                                                        --------           --------           --------
       Loss before taxes                                 (4,321)            (1,172)            (3,149)
       Income taxes/(benefit)                            (1,274)              (345)              (929)
                                                        --------           --------           --------
       Net Loss                                         $(3,047)             $(827)           $(2,220)
                                                        ========             ======           ========


                                                                Quarter Ended September 30, 2001
                                                   -----------------------------------------------------
                                                      Consolidated        Assets held          Pro forma
                                                               CHC           for Sale                CHC
                                                   ---------------   ----------------   ----------------

       Revenues                                          $94,212             $6,597            $87,615
       Direct Costs                                       67,672              2,409             65,263
                                                        --------           --------           --------
       Gross Profit                                       26,540              4,188             22,352
       SG&A                                               29,790              6,321             23,469
       Bad Debt Expense                                      614                 89                525
                                                        --------           --------           --------
       Operating Loss                                    (3,864)            (2,222)            (1,642)
       Interest Income                                      (43)                 --               (43)
       Loss on Sale of Assets                              2,833              2,833                 --
       Amortization of Intangibles                           650                 --                650
                                                        --------           --------           --------
       Loss before taxes                                 (7,304)            (5,055)            (2,249)
       Income taxes/(benefit)                            (2,483)            (1,718)              (765)
                                                        --------           --------           --------
       Net Loss                                         $(4,821)          $(3,337)            $(1,484)
                                                        ========           ========           ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the Periods Ended March 31, 2002 and March 31, 2001


                                                                Quarter Ended June 30, 2001
                                                   -----------------------------------------------------
                                                      Consolidated        Assets held          Pro forma
                                                               CHC           for Sale                CHC
                                                   ---------------   ----------------   ----------------

       Revenues                                         $104,995            $11,140            $93,855
       Direct Costs                                       74,927              4,057             70,870
                                                        --------           --------           --------
       Gross Profit                                       30,068              7,083             22,985
       SG&A                                               32,162              9,614             22,548
       Bad Debt Expense                                      396                 37                359
                                                        --------           --------           --------
       Operating Income/(loss)                           (2,490)            (2,568)                 78
       Restructuring Charge                                5,473                 --              5,473
       Interest Income                                     (256)                 --              (256)
       Amortization of Intangibles                           723                 --                723
                                                        --------           --------           --------
       Loss before taxes                                 (8,430)            (2,568)            (5,862)
       Income taxes/(benefit)                            (2,866)              (873)            (1,993)
                                                        --------           --------           --------
       Net Loss                                         $(5,564)           $(1,695)           $(3,869)
                                                        ========           ========           ========


                                                                Quarter Ended March 31, 2001
                                                   -----------------------------------------------------
                                                      Consolidated        Assets held          Pro forma
                                                               CHC           for Sale                CHC
                                                   ---------------   ----------------   ----------------

       Revenues                                         $106,481            $13,265            $93,216
       Direct Costs                                       72,916              4,997             67,919
                                                        --------           --------           --------
       Gross Profit                                       33,565              8,268             25,297
       SG&A                                               34,221              9,793             24,428
       Bad Debt Expense                                      443                 48                395
                                                        --------           --------           --------
       Operating Income/(loss)                           (1,099)            (1,573)                474
       Gain on sale of Spargo                              (438)              (438)                 --
       Interest Expense                                      175                 --                175
       Amortization of Intangibles                           707                 --                707
                                                        --------           --------           --------
       Loss before taxes                                 (1,543)            (1,135)              (408)
       Income taxes/(benefit)                              (525)              (386)              (139)
                                                        --------           --------           --------
       Net Loss                                         $(1,018)             $(749)             $(269)
                                                        ========             ======             ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             For the Periods Ended March 31, 2002 and March 31, 2001


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

                                             COMPUTER HORIZONS CORP.
                                           ---------------------------------
                                                (Registrant)


DATE:       May 15, 2002                    /s/  John J. Cassese
                                           ---------------------------------
                                            John J. Cassese
                                            Chairman of the Board and
                                            President


DATE:       May 15, 2002                    /s/ William J. Murphy
                                           ---------------------------------
                                            William J. Murphy
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer) and
                                            Director


DATE:       May 15, 2002                    /s/ Michael J. Shea
                                           ---------------------------------
                                            Michael J. Shea,
                                            Vice President and Controller
                                            (Principal Accounting Officer)