Form 10-Q
period 2002-06-30
COMPUTER HORIZONS CORP
filed 2002-08-14
CIK 23019

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


For Quarter Ended JUNE 30, 2002                    Commission File Number 0-7282


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

                                  /X/    / /
                                  Yes    No

As of August 9, 2002 the issuer had 31,304,524 shares of common stock outstanding.

                             COMPUTER HORIZONS CORP.

                                      Index

                                                                    Page No.
                                                                    --------
Part I   Financial Information

              Consolidated Balance Sheets
              June 30, 2002 (unaudited) and December 31, 2001              3

              Consolidated Statements of Operations
              Three and Six Months Ended June 30, 2002
              and June 30, 2001 (unaudited)                                4

              Condensed Consolidated Statements of
              Cash Flows  -  Six Months Ended
              June 30, 2002 and June 30, 2001 (unaudited)                  5

              Notes to Consolidated Financial Statements                   6

              Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                  16

Part II       Other Information                                           23

              Signatures                                                  23

Exhibits      Certifications of Quarterly Report                          24

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                                                    June 30,       December 31,
                                                                                      2002             2001
                                                                                 --------------   --------------
                                                                                  (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $       61,307   $       41,033
  Accounts receivable, net of allowance for doubtful
    accounts of $8,416 and $7,542 at June 30, 2002 and
    December 31, 2001, respectively                                                      69,096           83,564
  Net assets held for sale                                                                    -           10,381
  Deferred income tax benefit                                                             9,506           13,030
  Refundable income taxes (Note 11)                                                      19,067            7,992
  Other                                                                                   7,391            5,238
                                                                                 --------------   --------------
          TOTAL CURRENT ASSETS                                                          166,367          161,238
                                                                                 --------------   --------------

PROPERTY AND EQUIPMENT                                                                   36,466           34,354
  Less accumulated depreciation                                                         (24,237)         (21,881)
                                                                                 --------------   --------------
                                                                                         12,229           12,473
                                                                                 --------------   --------------

OTHER ASSETS - NET:
  Goodwill                                                                               18,864           48,725
  Deferred income tax benefit                                                             5,606            5,708
  Other                                                                                   8,375            9,577
                                                                                 --------------   --------------
          TOTAL OTHER ASSETS                                                             32,845           64,010
                                                                                 --------------   --------------

TOTAL ASSETS                                                                     $      211,441   $      237,721
                                                                                 ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                                                         $            -   $       10,000
  Accrued payroll, payroll taxes and benefits                                            11,619           12,782
  Accounts payable                                                                       12,459           15,196
  Restructuring reserve (Note 6)                                                          1,576            2,090
  Tax benefit reserve (Note 11)                                                          19,600                -
  Other accrued expenses                                                                  6,559            5,423
                                                                                 --------------   --------------
          TOTAL CURRENT LIABILITIES                                                      51,813           45,491
                                                                                 --------------   --------------

OTHER LIABILITIES                                                                         3,456            2,375
                                                                                 --------------   --------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par; authorized and unissued 200,000 shares, including
    50,000 Series A
  Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107
    shares at June 30, 2002 and December 31, 2001 respectively                            3,315            3,315
  Additional paid-in capital                                                            133,952          135,230
  Accumulated comprehensive loss                                                         (3,254)          (2,932)
  Retained earnings                                                                      34,240           66,291
                                                                                 --------------   --------------
                                                                                        168,253          201,904
                                                                                 --------------   --------------
  Less shares held in treasury, at cost; 1,773,583 shares and 1,720,191 shares
    at June 30, 2002 and December 31, 2001, respectively                                (12,081)         (12,049)
                                                                                 --------------   --------------
          TOTAL SHAREHOLDERS' EQUITY                                                    156,172          189,855
                                                                                 --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $      211,441   $      237,721
                                                                                 ==============   ==============

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share data)

                                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                     ---------------------------------------------    ---------------------------------------------
                                            June 30, 2002           June 30, 2001          June 30, 2002          June 30, 2001
                                     ---------------------    --------------------    ---------------------   ---------------------
                                                   % of                    % of                     % of                    % of
                                                  REVENUE                 REVENUE                  REVENUE                 REVENUE
                                                  --------                --------                 --------                --------
REVENUES:
  IT Services                        $    54,023      69.9%  $    74,400      70.9%   $   108,673      69.4%  $   147,417      69.7%
  Solutions Group                         23,295      30.1%       30,595      29.1%        47,864      30.6%       64,059      30.3%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------

                                          77,318     100.0%      104,995     100.0%       156,537     100.0%      211,476     100.0%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------

COSTS AND EXPENSES:
  Direct costs                            56,570      73.2%       74,927      71.4%       114,762      73.3%      147,843      69.9%
  Selling, general and
   administrative                         22,452      29.0%       32,558      31.0%        48,911      31.2%       67,222      31.8%
  Restructuring charge                         -       0.0%        5,473       5.2%             -       0.0%        5,473       2.6%
  Amortization of intangibles                  -       0.0%          723       0.7%             -       0.0%        1,430       0.7%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------

                                          79,022     102.2%      113,681     108.3%       163,673     104.5%      221,968     105.0%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------

LOSS FROM OPERATIONS                      (1,704)     -2.2%       (8,686)     -8.3%        (7,136)    -4.5%       (10,492)     -5.0%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------

OTHER INCOME/(EXPENSE):
  Gain on sale of assets                       -       0.0%            -       0.0%         3,570       2.3%          438       0.2%
  Loss on investments                          -       0.0%            -       0.0%           (61)      0.0%            -       0.0%
  Interest income                            259       0.3%          823       0.8%           473       0.3%        1,224       0.6%
  Interest expense                            (4)      0.0%         (567)     -0.5%          (163)     -0.1%       (1,143)     -0.5%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------

                                             255       0.3%          256       0.3%         3,819       2.5%          519       0.3%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------

LOSS BEFORE INCOME TAXES                  (1,449)     -1.9%       (8,430)     -8.0%        (3,317)     -2.0%       (9,973)     -4.7%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------

INCOME (BENEFIT)/TAXES:
  Current                                      -       0.0%       (2,866)     -2.7%             -       0.0%       (4,591)     -2.2%
  Deferred                                  (493)     -0.6%            -       0.0%        (1,128)     -0.7%        1,200       0.6%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------
                                            (493)     -0.6%       (2,866)     -2.7%        (1,128)     -0.7%       (3,391)     -1.6%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------

LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE            (956)     -1.3%       (5,564)     -5.3%        (2,189)     -1.3%       (6,582)     -3.1%

Cumulative effect of Change (Note 3)           -       0.0%            -       0.0%       (29,861)    -19.1%            -       0.0%
                                     -----------  --------   -----------  --------    -----------  --------   -----------  --------

NET LOSS                             $      (956)     -1.3%  $    (5,564)     -5.3%   $   (32,050)    -20.4%  $    (6,582)     -3.1%
                                     ===========  ========   ===========  ========    ===========  ========   ===========  =======

LOSS PER SHARE (BASIC & DILUTED):

Before Cumulative Effect of
  Change in Accounting Principle     $     (0.03)            $     (0.17)             $     (0.07)            $     (0.21)
                                     ===========             ===========              ===========             ===========

Cumulative Effect of Change
  in Accounting Principle            $         -             $         -              $     (0.95)            $         -
                                     ===========             ===========              ===========             ===========

Net Loss                             $     (0.03)            $     (0.17)             $     (1.02)            $     (0.21)
                                     ===========             ===========              ===========             ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
  Basic & Diluted                     31,446,000              31,833,000               31,474,000              31,948,000
                                     ===========             ===========              ===========             ===========

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                                        Six Months Ended
                                                                                 -------------------------------
                                                                                    June 30,         June 30,
                                                                                      2002             2001
                                                                                 --------------   --------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                      $       18,344   $       29,324
                                                                                 --------------   --------------

CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES
   Purchases of property and equipment                                                   (2,089)          (2,410)
   Changes in goodwill                                                                        -             (173)
   Proceeds received from the sale of assets                                             15,880                -
                                                                                 --------------   --------------
                                                                                         13,791           (2,583)
                                                                                 --------------   --------------

CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES
   Decrease in borrowings                                                               (10,000)          (6,689)
   Repurchase of common stock                                                            (2,389)          (1,538)
   Stock options exercised                                                                  849            1,033
                                                                                 --------------   --------------
                                                                                        (11,540)          (7,194)
                                                                                 --------------   --------------

   Effect of exchange rate difference on cash                                              (321)          (2,044)
                                                                                 --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                20,274           17,503

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           41,033           17,559
                                                                                 --------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       61,307   $       35,062
                                                                                 ==============   ==============

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2002 and June 30, 2001
                                   (unaudited)

1.   BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and June 30, 2001, respectively and the statement of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Company. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and in July 2001, SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new regulation has discontinued the amortization of goodwill. For the effect of this statement on the Company see Note 3.

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

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2002 and June 30, 2001
                                   (unaudited)


2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standards require that a liability for a cost associated with an exit or disposal activity, including costs related to terminating a contract that is not a capital lease and the termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not ongoing or an individual deferred-compensation contract, be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

3.   ADOPTION OF FAS 142

During the quarter ended June 30, 2002, the Company completed the initial valuation of the carrying value of goodwill existing at January 1, 2002. As a result a non-cash charge of $29.9 million, or $(0.95) per share was retroactively recorded as the cumulative effect of an accounting change in the six months ended June 30, 2002 statement of operations. The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

Reporting Units                   Solutions    IT Services    Education       Chimes    Consolidated
                                 -----------   -----------   -----------   -----------   -----------
                                                              (in 000's)
Balance as of December 31,
   2001                               18,864        29,422           439            --        48,725
Impairment Losses                         --       (29,422)         (439)           --       (29,861)
                                 -------------------------------------------------------------------

Balance as of June 30, 2002           18,864            --            --            --        18,864
                                 -------------------------------------------------------------------

The reporting units are equal to, or one level below, reportable segments. The Company engaged independent valuation consultants to assist with the transitional goodwill impairment tests.

The fair value of each of the reporting units was calculated using the following approaches: (i) market approach and (ii) income approach. Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies' stock prices. Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity. Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2002 and June 30, 2001
                                   (unaudited)

3.   ADOPTION OF FAS 142 (CONTINUED)

The fair value conclusion of the reporting units reflects an equally blended value of the market multiple approach and the income approach discussed above. As a result of performing steps one and two of the goodwill impairment test, a loss of $29.9 million was recognized and recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations. There was no income tax effect on the impairment charge as approximately $19 million of the charge related to goodwill in foreign tax jurisdictions where the Company believes it is more likely than not that future taxable income in these jurisdictions will not be sufficient to realize the related income tax benefits associated with the charge. The remaining $11 million of the charge was related primarily to goodwill that was acquired prior to the ability to deduct goodwill for tax purposes.

The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company's net loss as follows:

                                                            Three Months Ended          Six Months Ended
                                                         June 30,       June 30,      June 30,     June 30,
                                                           2002           2001          2002         2001
                                                        -----------   -----------   -----------   -----------
     Reported Net Loss                                  $      (956)  $    (5,564)  $   (32,050)  $    (6,582)
                                                        -----------   -----------   -----------   -----------

     Cumulative Effect of Change in
        Accounting Principle                                     --            --        29,861            --

     Amortization of Intangibles                                 --           723            --         1,430
                                                        -----------   -----------   -----------   -----------

     Adjusted Net Loss                                  $      (956)  $    (4,841)  $    (2,189)  $    (5,152)
                                                        -----------   -----------   -----------   -----------

     Reported Loss per Share:
     Basic & Diluted                                    $     (0.03)  $     (0.17)  $     (1.02)  $     (0.21)
                                                        -----------   -----------   -----------   -----------

     Adjustment for Amortization of
          Intangibles:
     Basic & Diluted                                             --          0.02            --          0.04

     Adjustment for Cumulative Effect
          of Change in Accounting
          Principle:
     Basic & Diluted                                             --            --          0.95            --
                                                        -----------   -----------   -----------   -----------

     Adjusted Loss per Share:
     Basic & Diluted                                    $     (0.03)  $     (0.15)  $     (0.07)  $     (0.17)
                                                        ===========   ===========   ===========   ===========

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2002 and June 30, 2001
                                   (unaudited)


4.   EARNINGS PER SHARE

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

In accordance with SFAS No.128, the table below presents both basic and diluted loss per share:

                                   Three Months Ended                Six Months Ended

                               June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                               -------------------------------------------------------------
Numerator:
   Net loss (in thousands)      $      (956)    $    (5,564)    $   (32,050)    $    (6,582)
Denominator:
   Denominator for basic
      loss per share
      Weighted average
      shares outstanding         31,446,000      31,833,000      31,474,000      31,948,000

Effect of stock options                  --              --              --              --

Diluted potential loss per
   share:
   Denominator for diluted
      loss per share
      Adjusted weighted
        average shares
        outstanding and
        assumed conversions      31,446,000      31,833,000      31,474,000      31,948,000

Basic loss per share            $     (0.03)    $     (0.17)    $     (1.02)    $     (0.21)

Diluted loss per share          $     (0.03)    $     (0.17)    $     (1.02)    $     (0.21)

The computation of diluted loss per share excludes all options as their effect would have been antidilutive. During 2002, there were 5,742,048 excluded options with exercise prices between $2.02 to $26.63 per share at June 30. During 2001, there were 3,752,100 excluded options outstanding at June 30, 2001 with exercise prices of $3.78 to $26.63 per share.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2002 and June 30, 2001
                                   (unaudited)

5.   SEGMENT INFORMATION

The Company has identified two segments: IT Services and the Solutions Group. The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. IT Services is primarily Staffing Augmentation. The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, e-procurement solutions for Human Resource acquisition and management (Chimes), strategic outsourcing and managed resourcing as well as software and relational database products, up to the time of sale, March 25, 2002, of Princeton Softech Inc. Operating income/(loss) consists of income/(loss) before income taxes, excluding interest income, interest expense, gain on the sale of assets, net loss on investments and amortization of intangibles. These exclusions total income of $0.3 million and expense of $5.9 million in the second quarter of 2002 and 2001, respectively and income of $3.8 million and expense of $6.4 million in the first six months of 2002 and 2001, respectively. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on either revenue or headcount.

                                              Six Months Ended
                                         June 30,         June 30,
                                          2002              2001
                                     -------------------------------
REVENUE:
   IT Services                       $      108,673   $      147,417
   Solutions Group                           47,864           64,059
                                     -------------------------------
TOTAL                                $      156,537   $      211,476
                                     -------------------------------

OPERATING INCOME / (LOSS):

   IT Services                       $       (1,250)  $        5,097
   Solutions Group                           (5,886)          (8,686)
                                     -------------------------------
TOTAL                                $       (7,136)  $       (3,589)
                                     -------------------------------

ASSETS:

   IT Services                       $       48,197   $      109,273
   Solutions Group                           55,684           68,591
   Corporate and other                      107,560           77,101
                                     -------------------------------
TOTAL                                $      211,441   $      254,965
                                     -------------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2002 and June 30, 2001
                                   (unaudited)


6.   RESTRUCTURING CHARGES

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

At December 31, 2000, the Company recorded a write-down of goodwill of $7.2 million for the shutdown of ESG. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded, in the fourth quarter of 2000, in connection with the write-down of assets held for sale to realizable value. The closing of IT Services' and Solutions' offices resulted in the termination of 90 employees with a severance charge of $1.3 million. As of June 30, 2002, $1,082,000 had been paid in severance to the terminated employees. The balance remaining at June 30, 2002 includes continuing rent on five properties terminating in 2003, 2004 and 2005 and severance for one individual with payments through January of 2003.

                                                      Remaining at
                          Remaining at                  June 30,
                         Dec. 31, 2001     Paid           2002
                          ---------------------------------------
Severance:
   United States          $       243   $       (58)  $       185
                          ---------------------------------------

Lease Obligations:
                          ---------------------------------------
   United States          $     1,221   $      (371)  $       850
                          ---------------------------------------

                          ---------------------------------------
      Total               $     1,464   $      (429)  $     1,035
                          ---------------------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2002 and June 30, 2001
                                   (unaudited)


6.   RESTRUCTURING CHARGES (CONTINUED)

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

During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the 1999 restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the UK and Canada. The remaining balance at June 30, 2002 includes continuing rent on one property with the lease terminating in 2005.

                                                      Remaining at
                          Remaining at                  June 30,
                         Dec. 31, 2001     Paid           2002
                          ---------------------------------------
Lease Obligations:
   United States          $       626   $       (85)  $       541
                          ---------------------------------------

      Total               $       626   $       (85)  $       541
                          ---------------------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2002 and June 30, 2001
                                   (unaudited)


7.   COMPREHENSIVE INCOME / (LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130"), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three and six months ended June 30, 2002 and June 30, 2001 are as follows:

                                    Three Months Ended          Six Months Ended
                                   June 30,     June 30,      June 30,     June 30,
                                    2002          2001          2002         2001
                                -----------------------------------------------------
Comprehensive Loss:

Net Loss                        $      (956)  $    (5,564)  $   (32,050)  $    (6,582)
Other comprehensive income/
       (loss) - foreign
       currency adjustment               80          (579)         (322)       (2,044)
                                -----------------------------------------------------
Comprehensive Loss              $      (876)  $    (6,143)  $   (32,372)  $    (8,626)
                                -----------------------------------------------------

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2002 and June 30, 2001
                                   (unaudited)


8.   SALE OF SUBSIDIARIES

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

9.   PURCHASE OF TREASURY STOCK

In April 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.3 million shares. As of the filing of this report, the Company had repurchased, in the open market, 1,738,000 shares of its stock at an average price of $3.46 per share for an aggregate purchase amount of $6.0 million.

                             COMPUTER HORIZONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Periods June 30, 2002 and June 30, 2001
                                   (unaudited)


10.  ASSET-BASED LENDING FACILITY

On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $15 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of June 30, 2002, the Company had no outstanding loan balance against the facility. Based on the Company's eligible customer receivables and cash balance the entire $40 million was available for borrowing as of June 30, 2002. The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly. This charge was approximately $68,000 for the period ended June 30, 2002 with an interest rate of Prime plus 0.25%, or 5.0%.

11.  TAX BENEFIT RESERVE

During 1998, the Company completed a business combination which, for financial statement reporting purposes, was accounted for as a pooling of interests. For income tax purposes, the Company believes the transaction qualified as a taxable purchase that gives rise to future tax deductions. Upon the sale of the acquired business in 2001, the balance of these deductions was recognized for tax purposes. The tax benefit of $19.6 million relating to these deductions was included in refundable income taxes in the first half of 2002. Since the tax structure of the transaction is subject to determination by the tax authorities, the Company has recorded a reserve for these tax benefits. When resolved, the net benefit will be reflected as an increase in additional paid-in capital.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2002 and June 30, 2001

RESULTS OF OPERATIONS

REVENUES. Revenues decreased to $77.3 million in the second quarter of 2002 from $105.0 million in the second quarter of 2001, a decrease of $27.7 million or 26.4%. The Solutions Group decreased to $23.3 million in the second quarter of 2002 from $30.6 million in the second quarter of 2001, a decrease of $7.3 million or 23.9%. IT Services revenues decreased to $54.0 million in the second quarter of 2002 from $74.4 million in the second quarter of 2001, a decrease of $20.4 million or 27.4%. The decrease in Solutions Group revenue is primarily attributable to the revenue decline experienced by the business units held for sale. Solutions Group revenue, excluding the operations of units held for sale, actually increased by $3.8 million in the second quarter of 2002 to $23.3 million. The decrease in IT Services revenue is primarily attributed to the continued decreases in demand for temporary technology workers and the impact of pricing decreases on revenue.

Revenues decreased to $156.5 million in the first six months of 2002 from $211.5 million in the first six months of 2001, a decrease of $55.0 million or 26%. The Solutions Group decreased to $47.9 million in the first six months of 2002 from $64.0 million in the first six months of 2001, a decrease of $16.1 million or 25.2%. Excluding the operations of the business units held for sale, Solutions Group revenue increased by $5.3 million or 13.4% for the first six months of 2002. IT Services decreased to $108.7 million in the first half of 2002 from $147.4 million in the first half of 2001, a decrease of $38.7 million or 26.3% which is attributable to the softness in the IT Staffing business.

DIRECT COSTS. Direct costs decreased to $56.6 million and $114.8 million in the second quarter and first half of 2002, respectively, from $74.9 million and $147.8 million in the comparable periods of 2001. Gross margin, revenues less direct costs, decreased to 26.8% in the second quarter of 2002 from 28.6% in the same period of 2001. Gross margin decreased to 26.7% in the first six months of 2002 from 30.1% in the same period of 2001. The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (excluding the restructuring charge in 2001) decreased to $22.5 million and $48.9 million in the second quarter and first half of 2002, respectively, from $32.6 million and $67.2 million in the comparable periods of 2001. The decrease in selling, general and administrative expenses was primarily attributable to cost reductions in the IT Services Group and Corporate, offset by increases in the Solutions Group as the Company continues to invest in its Chimes subsidiary. As a percentage of revenues, selling, general and administrative expenses decreased to 29.0% and 31.2% of revenues in the second quarter and first six months of 2002 from 31.0% and 31.8% of revenues in the comparable periods of 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2002 and June 30, 2001

LOSS FROM OPERATIONS. Operating margins, excluding the restructuring charge in 2001, decreased to a loss of 2.2% in the second quarter of 2002 from 3.1% in second quarter of 2001. Operating margin increased to a loss of 4.5% in the first half of 2002 from a loss of 2.4% in the comparable 2001 periods. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME. Other income was $0.3 million in the second quarter of both 2002 and 2001. Other income increased to $3.8 million in the first half of 2002 compared to $0.5 million in the same period of 2001. This increase in other income was the result of the gain on the sale of Princeton Softech.

PROVISION FOR INCOME TAXES. The effective tax rates for Federal, state and local income taxes were 34.0% for all periods reported.

NET LOSS. Net loss for the second quarter of 2002 was $956,000, or $0.03 loss per diluted share, compared to net loss of $5.6 million, or $0.17 loss per diluted share for the second quarter of 2001, an increase of $4.6 million. For the first half of 2002, the net loss before the cumulative effect of change in accounting principle was $2.2 million, or $0.07 loss per diluted share, compared to net loss of $6.6 million, or $0.21 loss per diluted share for the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had $114.6 million in working capital, of which $61.3 million was cash and cash equivalents.

Net cash provided by operating activities in the first six months of 2002 was $18.3 million, consisting primarily of a decrease in accounts receivable.

Net cash provided by investing activities in the first six months of 2002 was $13.8 million, consisting primarily of cash received from the sale of Princeton Softech.

Net cash used in financing activities in the first six months of 2002 was $11.5 million primarily consisting of the payback of the outstanding balance of the Company's line of credit.

At June 30, 2002, the Company had a current ratio position of 3.2 to 1. The Company believes that its cash and cash equivalents, line of credit and internally generated funds will be sufficient to meet its working capital needs through 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2002 and June 30, 2001

On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $15 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of June 30, 2002, the Company had no outstanding loan balance against this facility.

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and in July 2001, SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new regulation has discontinued the amortization of goodwill. For the effect of this statement on the Company see Note 3, of the notes to the consolidated financial statements.

During the second quarter of 2002, the Company completed its initial valuation of the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $29.9 million, or $(0.95) per share was retroactively recorded as the cumulative effect of an accounting change in the six months ended June 30, 2002 statement of operations. Virtually all of the change was associated with goodwill relating to the Company's IT Services line of business.

Effective on January 1, 2002, the Company adopted Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144"). This supercedes SFAS 121, while retaining many of the requirements of such statement. The effect of this statement is immaterial to the Company.

In June 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standards require that a liability for a cost associated with an exit or disposal activity, including costs related to terminating a contract that is not a capital lease and the termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not ongoing or an individual deferred-compensation contract, be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2002 and June 30, 2001

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. Leases are short term in nature and non-capital. The following table summarizes all commitments under contractual obligations as of June 30, 2002:

                                                                  Obligation Due
                                      Total Amount            1 Year        2-3 Years          4-5 Years       Over 5 Years
                                                                   (in 000's)
Operating leases                        $   17,219          $  6,744          $ 7,703            $ 2,761               $ 11
Other long-term                              3,456             3,456               --                 --                 --

                                --------------------------------------------------------------------------------------------
Total Cash Obligations                  $   20,675          $ 10,200          $ 7,703            $ 2,761               $ 11
                                --------------------------------------------------------------------------------------------

PRO FORMA FINANCIAL INFORMATION EXCLUDING ASSETS HELD FOR SALE

The accompanying unaudited pro forma condensed consolidated statement of operations as of the quarters ended March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001 and March 31, 2001 have been prepared to give effect of the consolidated operations excluding net assets held for sale and is intended for informational purposes only. For the quarter ended June 30, 2002, there is no impact on operating results from assets held for sale.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2002 and June 30, 2001

                                                               Quarter Ended March 31, 2002
                                                -------------------------------------------------------
                                                 Consolidated        Assets held             Pro forma
                                                          CHC           for Sale                   CHC
                                                -------------------------------------------------------

       Revenues                                      $ 79,219            $  2,891           $   76,328
       Direct Costs                                    58,192                 494               57,698
                                                   ----------          ----------         ------------
       Gross Profit                                    21,027               2,397               18,630
       SG&A                                            25,797               4,344               21,453
       Bad Debt Expense                                   662                  --                  662
                                                   ----------          ----------         ------------
       Operating Loss                                  (5,432)             (1,947)              (3,485)
       Gain on Sale of Assets                          (3,570)             (3,570)                  --
       Loss on Investments                                 61                  --                   61
       Interest Income                                    (55)                 --                  (55)
                                                   ----------          ----------         ------------
       (Loss)/Income before taxes                      (1,868)              1,623               (3,491)
       Income taxes/(benefit)                            (635)                552               (1,187)
                                                   ----------          ----------         ------------
       Net (Loss)/Income                             $ (1,233)           $  1,071           $   (2,304)
                                                   ==========          ==========         ============

                                                           Quarter Ended December 31, 2001
                                                -------------------------------------------------------
                                                 Consolidated         Assets held            Pro forma
                                                          CHC            for Sale                  CHC
                                                -------------------------------------------------------

       Revenues                                      $ 95,096            $  9,488           $   85,608
       Direct Costs                                    66,061               2,113               63,948
                                                   ----------          ----------         ------------
       Gross Profit                                    29,035               7,375               21,660
       SG&A                                            29,262               7,745               21,517
       Bad Debt Expense                                 1,944                  --                1,944
                                                   ----------          ----------         ------------
       Operating Loss                                  (2,171)               (370)              (1,801)
       Restructuring Charge                             1,048                  --                1,048
       Interest Income                                   (225)                 --                 (225)
       Loss on Sale of Assets                             802                 802                   --
       Net Gain on Investment                             (90)                 --                  (90)
       Amortization of Intangibles                        615                  --                  615
                                                   ----------          ----------         ------------
       Loss before taxes                               (4,321)             (1,172)              (3,149)
       Income taxes/(benefit)                          (1,274)               (345)                (929)
                                                   ----------          ----------         ------------
       Net Loss                                      $ (3,047)           $   (827)          $   (2,220)
                                                   ==========          ==========         ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2002 and June 30, 2001

                                                           Quarter Ended September 30, 2001
                                                -------------------------------------------------------
                                                 Consolidated         Assets held            Pro forma
                                                          CHC            for Sale                  CHC
                                                -------------------------------------------------------
       Revenues                                      $ 94,212            $  6,597           $   87,615
       Direct Costs                                    67,672               2,409               65,263
                                                   ----------          ----------         ------------
       Gross Profit                                    26,540               4,188               22,352
       SG&A                                            29,790               6,321               23,469
       Bad Debt Expense                                   614                  89                  525
                                                   ----------          ----------         ------------
       Operating Loss                                  (3,864)             (2,222)              (1,642)
       Interest Income                                    (43)                 --                  (43)
       Loss on Sale of Assets                           2,833               2,833                   --
       Amortization of Intangibles                        650                  --                  650
                                                   ----------          ----------         ------------
       Loss before taxes                               (7,304)             (5,055)              (2,249)
       Income taxes/(benefit)                          (2,483)             (1,718)                (765)
                                                   ----------          ----------         ------------
       Net Loss                                      $ (4,821)           $ (3,337)          $   (1,484)
                                                   ==========          ==========         ============

                                                             Quarter Ended June 30, 2001
                                                -------------------------------------------------------
                                                    Consolidated        Assets held          Pro forma
                                                             CHC           for Sale                CHC
                                                -------------------------------------------------------
       Revenues                                      $ 104,995           $ 11,140           $   93,855
       Direct Costs                                     74,927              4,057               70,870
                                                   -----------         ----------         ------------
       Gross Profit                                     30,068              7,083               22,985
       SG&A                                             32,162              9,614               22,548
       Bad Debt Expense                                    396                 37                  359
                                                   -----------         ----------         ------------
       Operating Income/(loss)                          (2,490)            (2,568)                  78
       Restructuring Charge                              5,473                 --                5,473
       Interest Income                                    (256)                --                 (256)
       Amortization of Intangibles                         723                 --                  723
                                                   -----------         ----------         ------------
       Loss before taxes                                (8,430)            (2,568)              (5,862)
       Income taxes/(benefit)                           (2,866)              (873)              (1,993)
                                                   -----------         ----------         ------------
       Net Loss                                      $  (5,564)          $ (1,695)          $   (3,869)
                                                   ===========         ==========         ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              For the Periods Ended June 30, 2002 and June 30, 2001

                                                             Quarter Ended March 31, 2001
                                                -------------------------------------------------------
                                                 Consolidated         Assets held            Pro forma
                                                          CHC            for Sale                  CHC
                                                -------------------------------------------------------
       Revenues                                     $ 106,481            $ 13,265           $   93,216
       Direct Costs                                    72,916               4,997               67,919
                                                   -----------         ----------         ------------
       Gross Profit                                    33,565               8,268               25,297
       SG&A                                            34,221               9,793               24,428
       Bad Debt Expense                                   443                  48                  395
                                                   -----------         ----------         ------------
       Operating Income/(loss)                         (1,099)             (1,573)                 474
       Gain on sale of Spargo                            (438)               (438)                  --
       Interest Expense                                   175                  --                  175
       Amortization of Intangibles                        707                  --                  707
                                                   -----------         ----------         ------------
       Loss before taxes                               (1,543)             (1,135)                (408)
       Income taxes/(benefit)                            (525)               (386)                (139)
                                                   -----------         ----------         ------------
       Net Loss                                     $  (1,018)           $   (749)          $     (269)
                                                   ===========         ==========         ============

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

                                               COMPUTER HORIZONS CORP.
                                               -----------------------
                                                    (Registrant)


DATE: August 14, 2002                          /s/ John J. Cassese
      ---------------                          -------------------
                                               John J. Cassese
                                               Chairman of the Board and
                                               President


DATE: August 14, 2002                          /s/ William J. Murphy
      ---------------                          ---------------------
                                               William J. Murphy
                                               Executive Vice President,
                                               Chief Financial Officer
                                               (Principal Financial Officer) and
                                               Director


DATE: August 14, 2002                          /s/ Michael J. Shea
      ---------------                          -------------------
                                               Michael J. Shea,
                                               Vice President and Controller
                                               (Principal Accounting Officer)