Form 10-Q
period 2002-09-30
COMPUTER HORIZONS CORP
filed 2002-11-14
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002	Commission File Number 0-7282

COMPUTER HORIZONS CORP.

(Exact name of registrant as specified in its charter)

New York	13-2638902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

49 Old Bloomfield Avenue, Mountain Lakes, New Jersey	07046-1495
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (973) 299-4000

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

☒
Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒
Yes	No

As of November 8, 2002 the issuer had 30,933,633 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,047	$41,033
Accounts receivable, net of allowance for doubtful accounts of $8,242 and $7,542 at September 30, 2002 and December 31, 2001, respectively	64,329	83,564
Net assets held for sale	—	10,381
Deferred income tax benefit	9,506	13,030
Refundable income taxes (Note 12)	19,231	7,992
Other	7,060	5,238
TOTAL CURRENT ASSETS	162,173	161,238

PROPERTY AND EQUIPMENT	36,872	34,354
Less accumulated depreciation	(25,423)	(21,881)
	11,449	12,473

OTHER ASSETS - NET:
Goodwill	18,864	48,725
Deferred income tax benefit	6,079	5,708
Other	8,184	9,577
TOTAL OTHER ASSETS	33,127	64,010

TOTAL ASSETS	$206,749	$237,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$—	$10,000
Accrued payroll, payroll taxes and benefits	10,661	12,782
Accounts payable	14,337	15,196
Restructuring reserve (Note 6)	1,359	2,090
Tax benefit reserve (Note 12)	19,600	—
Other accrued expenses	5,641	5,423
TOTAL CURRENT LIABILITIES	51,598	45,491

OTHER LIABILITIES	1,600	2,375

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at September 30, 2002 and December 31, 2001 respectively	3,315	3,315
Additional paid-in capital	133,740	135,230
Accumulated comprehensive loss	(3,302)	(2,932)
Retained earnings	33,323	66,291
	167,076	201,904
Less shares held in treasury, at cost; 2,174,141 shares and 1,720,191 shares at September 30, 2002 and December 31, 2001, respectively	(13,525)	(12,049)
TOTAL SHAREHOLDERS’ EQUITY	153,551	189,855

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$206,749	$237,721

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2002		September 30, 2001		September 30, 2002		September 30, 2001
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
IT Services	$49,127	66.8%	$65,242	69.3%	$157,800	68.6%	$212,659	69.6%
Solutions Group	24,447	33.2%	28,970	30.7%	72,311	31.4%	93,029	30.4%

	73,574	100.0%	94,212	100.0%	230,111	100.0%	305,688	100.0%

COSTS AND EXPENSES:
Direct costs	52,865	71.9%	67,672	71.8%	167,627	72.8%	215,515	70.5%
Selling, general and administrative	22,347	30.4%	30,404	32.3%	71,258	31.0%	97,626	31.9%
Restructuring charge	—	0.0%	—	0.0%	—	0.0%	5,473	1.8%
Amortization of intangibles	—	0.0%	650	0.7%	—	0.0%	2,080	0.7%

	75,212	102.3%	98,726	104.8%	238,885	103.8%	320,694	104.9%

LOSS FROM OPERATIONS	(1,638)	-2.3%	(4,514)	-4.8%	(8,774)	-3.8%	(15,006)	-4.9%

OTHER INCOME / (EXPENSE):
(Loss) / Gain on sale of assets	—	0.0%	(2,833)	-3.0%	3,570	1.6%	(2,395)	-0.8%
Loss on investments	—	0.0%	—	0.0%	(61)	0.0%	—	0.0%
Interest income	252	0.3%	537	0.6%	725	0.3%	1,761	0.6%
Interest expense	(5)	0.0%	(494)	-0.5%	(168)	-0.1%	(1,637)	-0.5%

	247	0.3%	(2,790)	-2.9%	4,066	1.8%	(2,271)	-0.7%

LOSS BEFORE INCOME TAXES	(1,391)	-2.0%	(7,304)	-7.7%	(4,708)	-2.0%	(17,277)	-5.6%

INCOME (BENEFIT) / TAXES:
Current	—	0.0%	(2,483)	-2.6%	—	0.0%	(7,074)	-2.3%
Deferred	(473)	-0.6%	—	0.0%	(1,601)	-0.7%	1,200	0.4%
	(473)	-0.6%	(2,483)	-2.6%	(1,601)	-0.7%	(5,874)	-1.9%

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(918)	-1.4%	(4,821)	-5.1%	(3,107)	-1.3%	(11,403)	-3.7%

Cumulative effect of Change (Note 3)	—	0.0%	—	0.0%	(29,861)	-13.0%	—	0.0%

NET LOSS	$(918)	-1.4%	$(4,821)	-5.1%	$(32,968)	-14.3%	$(11,403)	-3.7%

LOSS PER SHARE (BASIC & DILUTED):

Before Cumulative Effect of Change in Accounting Principle	$(0.03)		$(0.15)		$(0.10)		$(0.36)

Cumulative Effect of Change in Accounting Principle	$—		$—		$(0.95)		$—

Net Loss	$(0.03)		$(0.15)		$(1.05)		$(0.36)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic & Diluted	31,218,000		31,964,000		31,388,000		31,953,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,968)	$(11,403)
Adjustments to reconcile net income/(loss) to net cash provided by / (used in) operating activities:
Deferred taxes	3,153	(925)
Depreciation	3,479	4,003
Amortization of intangibles	—	2,097
Provision for bad debts	2,050	1,453
Write-down of assets held for sale	—	5,473
Loss / (Gain) on sale of assets	(3,570)	2,395
Write off of goodwill	29,861	—
Change in assets and liabilities, net of acquisitions
Accounts receivable	17,185	2,438
Other current assets	(1,822)	(4,340)
Assets held for sale	(1,929)	(1,317)
Other assets	1,393	21
Refundable income taxes	8,361	19,829
Accrued payroll, payroll taxes and benefits	(2,121)	3,782
Accounts payable	(859)	6,607
Other accrued expenses	(513)	(197)
Other liabilities	(775)	109
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,925	30,025

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(2,455)	(4,160)
Proceeds received from the sale of assets	15,880	10,027
Changes in goodwill	—	(173)
NET CASH PROVIDED BY INVESTING ACTIVITIES	13,425	5,694

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - bank, net	(10,000)	(6,607)
Stock options exercised	443	303
Purchase of treasury shares	(4,357)	(1,842)
Stock issued on employee stock purchase plan	948	1,445
Net cash used in financing activities	(12,966)	(6,701)

Foreign currency losses	(370)	(2,051)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,014	26,967

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41,033	17,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,047	$44,526

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2002 and September 30, 2001

(unaudited)

1.              Basis of Presentation

The consolidated balance sheets as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and September 30, 2001, respectively, and the statement of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 filed by the Company.  The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the respective full years.

2.              Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and in July 2001, SFAS 142, “Goodwill and Other Intangible Assets.”  The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method.  In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill.  Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.  The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new regulation has discontinued the amortization of goodwill.  For the effect of this statement on the Company see Note 3.

Effective on January 1, 2002, the Company adopted Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS 144”).  This supercedes SFAS 121, while retaining many of the requirements of such statement. The effect of this statement is immaterial to the Company.

COMPUTER HORIZONS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2002 and September 30, 2001

(unaudited)

Recent Accounting Pronouncements (continued)

In June 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 146, “Accounting for Exit or Disposal Activities,” (“SFAS 146”), which supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The new standards require that a liability for a cost associated with an exit or disposal activity, including costs related to terminating a contract that is not a capital lease and the termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not ongoing or an individual deferred-compensation contract, be recognized when the liability is incurred.  Previously, under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan, which may not necessarily meet the definition of a liability.  SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.  The Company is currently evaluating the impact of this statement to the Company.

3.              Adoption of FAS 142

During the quarter ended June 30, 2002, the Company completed the initial valuation of the carrying value of goodwill existing at January 1, 2002.  As a result, a non-cash charge of $29.9 million, or $(0.95) per share was retroactively recorded as the cumulative effect of an accounting change in the six months ended June 30, 2002 statement of operations.  The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

Reporting Units	Solutions	IT Services	Education	Chimes	Consolidated
	(in 000’s)
Balance as of December 31, 2001	18,864	29,422	439	—	48,725
Impairment Losses	—	(29,422)	(439)	—	(29,861)
Balance as of September 30, 2002	18,864	—	—	—	18,864

The reporting units are equal to, or one level below, reportable segments.  The Company engaged independent valuation consultants to assist with the transitional goodwill impairment tests.

The fair value of each of the reporting units was calculated using the following approaches:  (i) market approach and (ii) income approach.  Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices.  Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity.  Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.

COMPUTER HORIZONS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2002 and September 30, 2001

(unaudited)

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

The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company’s net loss as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Reported Net Loss	$(918)	$(4,821)	$(32,968)	$(11,403)

Cumulative Effect of Change in Accounting Principle	—	—	29,861	—

Amortization of Intangibles	—	650	—	2,080

Adjusted Net Loss	$(918)	$(4,171)	$(3,107)	$(9,323)

Reported Loss per Share:
Basic & Diluted	$(0.03)	$(0.15)	$(1.05)	$(0.36)

Adjustment for Amortization of Intangibles:
Basic & Diluted	—	0.02	—	0.05

Adjustment for Cumulative Effect of Change in Accounting Principle:
Basic & Diluted	—	—	0.95	—

Adjusted Loss per Share:
Basic & Diluted	$(0.03)	$(0.13)	$(0.10)	$(0.29)

COMPUTER HORIZONS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2002 and September 30, 2001

(unaudited)

4.              Earnings Per Share

Basic Earnings Per Share (“EPS”) is based on the weighted average number of common shares outstanding without consideration of common stock equivalents.  Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding, except where the effect would have been antidilutive.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

In accordance with SFAS No.128 (“Earnings per Share”), the table below presents both basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Numerator:
Net loss before the cumulative change in accounting principle (in thousands)	$(918)	$(4,821)	$(3,107)	$(11,403)
Denominator:
Denominator for basic loss per share Weighted average shares outstanding	31,218,000	31,964,000	31,388,000	31,953,000

Effect of stock options	—	—	—	—

Diluted potential loss per share:
Denominator for diluted loss per share Adjusted weighted average shares outstanding and assumed conversions	31,218,000	31,964,000	31,388,000	31,953,000

Basic loss per share	$(0.03)	$(0.15)	$(0.10)	$(0.36)

Diluted loss per share	$(0.03)	$(0.15)	$(0.10)	$(0.36)

The computation of diluted loss per share excludes all options as their effect would have been antidilutive.  During 2002, there were 5,743,813 excluded options with exercise prices between $2.02 to $26.63 per share at September 30.  During 2001, there were 3,880,100 excluded options outstanding at September 30, 2001 with exercise prices of $3.65 to $26.63 per share.

COMPUTER HORIZONS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2002 and September 30, 2001

(unaudited)

5.              Segment Information

The Company has identified two segments: IT Services and the Solutions Group.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations.  IT Services is primarily Staffing Augmentation.  The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, e-procurement solutions for Human Resource acquisition and management (Chimes), strategic outsourcing and managed resourcing as well as software and relational database products, up to the time of sale, March 25, 2002, of Princeton Softech Inc.  Operating income/(loss) consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charge, net loss on investments and amortization of intangibles.  These exclusions total income of $0.2 million and expense of  $3.4 million in the third quarter of 2002 and 2001, respectively and income of $4.0 million and expense of $9.8 million in the first nine months of 2002 and 2001, respectively.  Corporate services, consisting of general and administrative services are provided to the segments from a centralized location.  Such costs are allocated to the segments based on either revenue or headcount.

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenue:
IT Services	$49,127	$65,242	$157,800	$212,659
Solutions Group	24,447	28,970	72,311	93,029
TOTAL	$73,574	$94,212	$230,111	$305,688

Operating income / (loss):
IT Services	$(109)	$2,069	$(1,360)	$7,122
Solutions Group	(1,529)	(5,933)	(7,415)	(14,575)
TOTAL	$(1,638)	$(3,864)	$(8,775)	$(7,453)

Assets:
IT Services	$43,579	$105,261	$43,579	$105,261
Solutions Group	63,655	78,550	63,655	78,550
Corporate and other	99,515	75,733	99,515	75,733
TOTAL	$206,749	$259,544	$206,749	$259,544

COMPUTER HORIZONS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2002 and September 30, 2001

(unaudited)

6.              Restructuring Charges

During the fourth quarter of 2001, the Company recorded a restructuring charge of $410,000 pertaining to 2001 office closings.  In addition, during the second quarter of 2001, the Company recorded an additional $5.5 million in restructuring expense to reduce the carrying amount of eB Networks to the estimated net realizable value.

During the fourth quarter of 2000, the Company recorded restructuring charges of $43.9 million.  The Company’s restructuring plan included the offering for sale of four businesses acquired between 1998 and 1999, including Princeton Softech, Inc., SELECT Software Tools division (“Select”), eB Networks and CHC International, Ltd (formerly Spargo Consulting PLC).  In addition, restructuring charges included the shutdown of Enterprise Solutions Group (“ESG”) which was acquired in 1998, the closing of seven offices and the site reduction of two other IT Services offices.

At December 31, 2000, the Company recorded a write-down of goodwill of $7.2 million for the shutdown of ESG. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded, in the fourth quarter of 2000, in connection with the write-down of assets held for sale to realizable value.  The closing of IT Services’ and Solutions’ offices resulted in the termination of 90 employees with a severance charge of $1.3 million.  As of September 30, 2002, $1,104,000 had been paid in severance to the terminated employees.  The balance remaining at September 30, 2002 includes continuing rent on five properties terminating in 2003, 2004 and 2005 and severance for one individual with payments through January of 2003.

	Remaining at Dec. 31, 2001	Paid	Remaining at September 30, 2002
Severance:
United States	$243	$(80)	$163

Lease Obligations:
United States	$1,221	$(495)	$726

Total	$1,464	$(575)	$889

COMPUTER HORIZONS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2002 and September 30, 2001

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

During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million.  This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the 1999 restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the UK and Canada.  The remaining balance at September 30, 2002 includes continuing rent on one property with the lease terminating in 2005.

	Remaining at Dec. 31, 2001	Paid	Remaining at September 30, 2002
Lease Obligations:
United States	$626	$(156)	$470

Total	$626	$(156)	$470

COMPUTER HORIZONS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2002 and September 30, 2001

(unaudited)

7.              Comprehensive Income / (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No.130”), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three and nine months ended September 30, 2002 and September 30, 2001 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Comprehensive Loss:

Net Loss	$(918)	$(4,821)	$(32,968)	$(11,403)
Other comprehensive loss – foreign currency adjustment	(48)	(7)	(370)	(2,051)
Comprehensive Loss	$(966)	$(4,828)	$(33,338)	$(13,454)

COMPUTER HORIZONS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2002 and September 30, 2001

(unaudited)

8.              Majority-Owned Subsidiary

On September 30, 2002, the Company announced that it has joined its existing HIPAA compliance, healthcare information technology and other compliance business practices with ZA Consulting LLC (ZAC) to form CHC Healthcare Solutions, LLC.  Under the terms of the agreement, CHC has an 80% interest in the newly formed company.

9.              Sale of Subsidiaries

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

On April 17, 2001, the Company sold the SELECT Software Tools division “Select” of Princeton Softech to Aonix, a member of the Gores Technology Group, for approximately $895,000 including $545,000 of cash received and a note receivable of $350,000.  This sale included all the software assets and intellectual property rights of Select and was sold at book value.  The results of operations are included in the consolidated financial statements through April 17, 2001 within the Solutions group.

On January 31, 2001, the Company sold the stock of CHC International Limited, (“Spargo”), to an information technology consultancy service provider for cash of $3.2 million.  The gain from the transaction was $438,000.  The results of operations for January 2001 were not material to the consolidated financial statements.

10.       Purchase of Treasury Stock

In April 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.3 million shares.  As of the filing of this report, the Company had repurchased, in the open market, 2,252,900 shares of its stock at an average price of $3.54 per share for an aggregate purchase amount of $8.0 million.

COMPUTER HORIZONS CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2002 and September 30, 2001

(unaudited)

11.       Asset-Based Lending Facility

On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit.  This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables.  The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $15 million. At the time of closing there was a $170,000 commitment fee paid to the agent.  As of September 30, 2002, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balance the entire $40 million was available for borrowing as of September 30, 2002.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $104,000 and $16,000 for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively with an interest rate of Prime plus 0.25%, or 5.0%.

12.       Tax Benefit Reserve

During 1998, the Company completed a business combination which, for financial statement reporting purposes, was accounted for as a pooling of interests.  For income tax purposes, the Company believes the transaction qualified as a taxable purchase that gives rise to future tax deductions.  Upon the sale of the acquired business in 2001, the balance of these deductions was recognized for tax purposes.  The tax benefit of $19.6 million relating to these deductions was included in refundable income taxes in the first half of 2002.  Since the tax structure of the transaction is ultimately subject to determination by the tax authorities, the Company has recorded a reserve for these tax benefits.  When resolved, the net benefit will be reflected as an increase in additional paid-in capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2002 and September 30, 2001

FORWARD-LOOKING STATEMENTS

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended.  Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission (SEC).  Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements.  Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements.  Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

RESULTS OF OPERATIONS

Revenues.  Revenues decreased to $73.6 million in the third quarter of 2002 from $94.2 million in the third quarter of 2001, a decrease of $20.6 million or 21.9%. Solutions Group revenues decreased to $24.4 million in the third quarter of 2002 from $29.0 million in the third quarter of 2001, a decrease of $4.6 million or 15.9%.  IT Services revenues decreased to $49.1 million in the third quarter of 2002 from $65.2 million in the third quarter of 2001, a decrease of $16.1 million or 24.7%.  The decrease in Solutions Group revenue is entirely attributable to the revenue decline experienced by the business units held for sale.  Solutions Group revenue, excluding the operations of units held for sale in the prior year period, actually increased by $2.0 million in the third quarter of 2002 to $24.4 million.  The decrease in IT Services revenue is primarily attributable to the continued decrease in demand for temporary technology workers and the impact of pricing decreases on revenue.

Revenues decreased to $230.1 million in the first nine months of 2002 from $305.7 million in the first nine months of 2001, a decrease of $75.6 million or 24.7%.  Solutions Group revenues decreased to $72.3 million in the first nine months of 2002 from $93.0 million in the first nine months of 2001, a decrease of $20.7 million or 22.3%, primarily attributable to the sale of business units held for sale.  Excluding the operations of the business units held for sale, Solutions Group revenues increased by $7.4 million or 11.9% for the first nine months of 2002.  IT Services revenues decreased to $157.8 million in the first nine months of 2002 from $212.7 million in the first nine months of 2001, a decrease of $54.9 million or 25.8% which is primarily attributable to decreasing consultant payroll expense which is a result of continued softness in the IT Staffing business.

Direct Costs.  Direct costs, primarily consisting of consultant payroll expense, decreased to $52.9 million and $167.6 million in the third quarter and first nine months of 2002, respectively, from $67.7 million and $215.5 million in the comparable periods of 2001, this was primarily attributable to the sale of business units, and to a lesser extent a reduction in the number of consultants.  Gross margin, revenues less direct costs, was flat at 28.2% in the third quarter of 2002 and 2001.  Gross margin decreased to 27.2% in the first nine months of 2002 from 29.5% in the same period of 2001.  Excluding the operations of units held for sale in both periods, the gross margins were 26.4% and 25.7% for the first nine months of 2002 and 2001, respectively.  The Company’s margins are subject to fluctuations due to a number of factors, including the demand for temporary technology workers and its related effect on pricing, along with the level of salary and other compensation necessary to attract and retain qualified technical personnel.

Selling, General and Administrative.  Selling, general and administrative expenses (excluding the restructuring charge in 2001) decreased to $22.3 million and $71.3 million in the third quarter and first nine months of 2002, respectively, from $30.4 million and $97.6 million in the comparable periods of 2001.  The decrease in selling, general and administrative expenses was primarily attributable to personnel and infrastructure cost reductions in the IT Services Group and Corporate Services, offset by increases in the Solutions Group as the Company continues to invest in its Chimes subsidiary. As a percentage of revenues, selling, general and administrative expenses decreased to 30.4% and 31.0% of revenues in the third quarter and first nine months of 2002 from 32.3% and 31.9% of revenues in the comparable periods of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2002 and September 30, 2001

Loss from Operations.  Operating margins, excluding the restructuring charge in 2001, decreased to a loss of 2.3% in the third quarter of 2002 from a loss of 4.8% in third quarter of 2001.  Operating margins were a loss of 3.8% in the first nine months of 2002 compared to a loss of 3.1% in the comparable 2001 period.  The composition of the current quarter’s operating loss of $1.6 million by line of business is basically a breakeven for IT Services and a loss of $1.6 million for Solutions.  The Solutions loss is entirely attributable to the continued investment in Chimes.  The Company’s business is labor-intensive and, as such, is sensitive to inflationary trends.  This sensitivity applies to client billing rates, as well as to payroll costs.

Other Income/(Expense).  Other income increased to $0.2 million and $4.1 million in the third quarter and first nine months of 2002, respectively, compared to other expense of $2.8 million and $2.3 million in the same periods of 2001.  This increase in other income/(expense) was primarily the result of the gain on the sale of Princeton Softech in 2002, compared to a loss on the sale of assets in 2001.

Provision for Income Taxes.  The effective tax rates for Federal, state and local income taxes were 34.0% for all periods reported.

Net Loss.  Net loss for the third quarter of 2002 was $918,000, or $0.03 loss per diluted share, compared to net loss of $4.8 million, or $0.15 loss per diluted share for the third quarter of 2001, an increase of $3.9 million.  For the first nine months of 2002, the net loss before the cumulative effect of change in accounting principle was $3.1 million, or $0.10 loss per diluted share, compared to net loss of $11.4 million, or $0.36 loss per diluted share for the first nine months of 2001.  Excluding the operations of assets held for sale, the Company reported a net loss for the nine-month period ended September 30, before the cumulative effect of change in accounting principle in 2002, and before restructuring charges and amortization expense in 2001, of $4.1 million or $0.13 loss per diluted share and a net loss of $532,000, or $0.02 loss per diluted share, respectively.

Liquidity and Capital Resources

At September 30, 2002, the Company had $110.6 million in working capital, of which $62.0 million was cash and cash equivalents.

Net cash provided by operating activities in the first nine months of 2002 was $20.9 million, consisting primarily of a decrease in accounts receivable and refundable income taxes, partially offset by increases in assets held for sale, other current assets and accrued payroll.

Net cash provided by investing activities in the first nine months of 2002 was $13.4 million, consisting primarily of cash received from the sale of Princeton Softech, partially offset by capital expenditures of approximately $2.5 million. No significant capital expenditures are expected by the Company for the remainder of 2002.

Net cash used in financing activities in the first nine months of 2002 was $13.0 million primarily consisting of the payback of the outstanding balance of the Company’s line of credit totaling $10 million and the repurchase of treasury shares.  In April 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.3 million shares.  As of the filing of this report, the Company had repurchased, in the open market, 2,252,900 shares of its stock at an average price of $3.54 per share for an aggregate purchase amount of $8.0 million.

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

At September 30, 2002, the Company had a current ratio position of 3.1 to 1. The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2002 and September 30, 2001

On July 31, 2001 the Company entered into an agreement with a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit.  This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables.  The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $15 million. At the time of closing there was a $170,000 commitment fee paid to the agent.  As of September 30, 2002, the Company had no outstanding loan balance against this facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2002 and September 30, 2001

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  Leases are short term in nature and non-capital.  The following table summarizes all commitments under contractual obligations as of September 30, 2002:

	Obligation Due
	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
	(in 000’s)
Operating leases	$17,288	$6,713	$7,765	$2,799	$11
Other long-term	1,600	1,600	—	—	—
Total Cash Obligations	$18,888	$8,313	$7,765	$2,799	$11

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and in July 2001, SFAS 142, "Goodwill and Other Intangible Assets."  The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method.  In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill.  Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.  The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new regulation has discontinued the amortization of goodwill.  For the effect of this statement on the Company, see Note 3 of the notes to the consolidated financial statements.

Effective on January 1, 2002, the Company adopted Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144").  This supercedes SFAS 121, while retaining many of the requirements of such statement.  The effect of this statement is immaterial to the Company.

In June 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The new standards require that a liability for a cost associated with an exit or disposal activity, including costs related to terminating a contract that is not a capital lease and the termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not ongoing or an individual deferred-compensation contract, be recognized when the liability is incurred.  Previously, under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan, which may not necessarily meet the definition of a liability.  SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

Pro forma Financial Information excluding Assets held for Sale

The accompanying unaudited pro forma condensed consolidated statement of operations as of the quarters ended March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001 and March 31, 2001 have been prepared to give effect of the consolidated operations excluding net assets held for sale and is intended for informational purposes only.  For the quarters ended September 30, 2002 and June 30, 2002, there is no impact on operating results from assets held for sale.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2002 and September 30, 2001

	Quarter Ended March 31, 2002
	Consolidated CHC	Assets held for Sale	Pro forma CHC
Revenues	$79,219	$2,891	$76,328
Direct Costs	58,192	494	57,698
Gross Profit	21,027	2,397	18,630
SG&A	25,797	4,344	21,453
Bad Debt Expense	662	—	662
Operating Loss	(5,432)	(1,947)	(3,485)
Gain on Sale of Assets	(3,570)	(3,570)	—
Loss on Investments	61	—	61
Interest Income	(55)	—	(55)
(Loss)/Income before taxes	(1,868)	1,623	(3,491)
Income taxes/(benefit)	(635)	552	(1,187)
Net (Loss)/Income	$(1,233)	$1,071	$(2,304)

	Quarter Ended December 31, 2001
	Consolidated CHC	Assets held for Sale	Pro forma CHC
Revenues	$95,096	$9,488	$85,608
Direct Costs	66,061	2,113	63,948
Gross Profit	29,035	7,375	21,660
SG&A	29,262	7,745	21,517
Bad Debt Expense	1,944	—	1,944
Operating Loss	(2,171)	(370)	(1,801)
Restructuring Charge	1,048	—	1,048
Interest Income	(225)	—	(225)
Loss on Sale of Assets	802	802	—
Net Gain on Investment	(90)	—	(90)
Amortization of Intangibles	615	—	615
Loss before taxes	(4,321)	(1,172)	(3,149)
Income taxes/(benefit)	(1,274)	(345)	(929)
Net Loss	$(3,047)	$(827)	$(2,220)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2002 and September 30, 2001

	Quarter Ended September 30, 2001
	Consolidated CHC	Assets held for Sale	Pro forma CHC
Revenues	$94,212	$6,597	$87,615
Direct Costs	67,672	2,409	65,263
Gross Profit	26,540	4,188	22,352
SG&A	29,790	6,321	23,469
Bad Debt Expense	614	89	525
Operating Loss	(3,864)	(2,222)	(1,642)
Interest Income	(43)	—	(43)
Loss on Sale of Assets	2,833	2,833	—
Amortization of Intangibles	650	—	650
Loss before taxes	(7,304)	(5,055)	(2,249)
Income taxes/(benefit)	(2,483)	(1,718)	(765)
Net Loss	$(4,821)	$(3,337)	$(1,484)

	Quarter Ended June 30, 2001
	Consolidated CHC	Assets held for Sale	Pro forma CHC
Revenues	$104,995	$11,140	$93,855
Direct Costs	74,927	4,057	70,870
Gross Profit	30,068	7,083	22,985
SG&A	32,162	9,614	22,548
Bad Debt Expense	396	37	359
Operating Income/(loss)	(2,490)	(2,568)	78
Restructuring Charge	5,473	—	5,473
Interest Income	(256)	—	(256)
Amortization of Intangibles	723	—	723
Loss before taxes	(8,430)	(2,568)	(5,862)
Income taxes/(benefit)	(2,866)	(873)	(1,993)
Net Loss	$(5,564)	$(1,695)	$(3,869)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2002 and September 30, 2001

	Quarter Ended March 31, 2001
	Consolidated CHC	Assets held for Sale	Pro forma CHC
Revenues	$106,481	$13,265	$93,216
Direct Costs	72,916	4,997	67,919
Gross Profit	33,565	8,268	25,297
SG&A	34,221	9,793	24,428
Bad Debt Expense	443	48	395
Operating Income/(loss)	(1,099)	(1,573)	474
Gain on sale of Spargo	(438)	(438)	—
Interest Expense	175	—	175
Amortization of Intangibles	707	—	707
Loss before taxes	(1,543)	(1,135)	(408)
Income taxes/(benefit)	(525)	(386)	(139)
Net Loss	$(1,018)	$(749)	$(269)

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company's President and CFO evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to Registrant's management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

The Company's President and CFO have also concluded there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II   Other Information

Item 1.    Legal Proceedings

                There are no material pending legal proceedings.

Item 6.    Exhibits and Reports on Form 8-K

                a)                                      Exhibits

99.1—CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2—CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) A report on Form 8-K was filed on September 30, 2002 reporting the issuance of a press release stating that the U.S. Attorney’s office in the Southern District of New York is conducting an inquiry into the June 1999 purchase and sale of an unrelated company’s shares by Mr. John J. Cassese, Computer Horizons’ Chairman and President.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	November 14, 2002	/s/ John J. Cassese
John J. Cassese
Chairman of the Board and
President

DATE:	November 14, 2002	/s/ William J. Murphy
William J. Murphy
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer) and
Director

DATE:	November 14, 2002	/s/ Michael J. Shea
Michael J. Shea,
Vice President and Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, JOHN J. CASSESE, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of COMPUTER HORIZONS;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ John J. Cassese
JOHN J. CASSESE
Chairman and President

CERTIFICATIONS

I, WILLIAM J. MURPHY, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of COMPUTER HORIZONS;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ William J. Murphy
WILLIAM J. MURPHY
Chief Financial Officer