Form 10-K
period 2002-12-31
COMPUTER HORIZONS CORP
filed 2003-03-28
CIK 23019

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

                          Commission file number 0-7282
                                                 ------

                             COMPUTER HORIZONS CORP.
                  -------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                       13-2638902
-------------------------------                      --------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

49 Old Bloomfield Avenue
Mountain Lakes, New Jersey                               07046-1495
---------------------------                            --------------
(Address of principal                                   (Zip Code)
 executive offices)

Registrant's telephone number,
    including area code:                               (973) 299-4000
                                                     ----------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes /X/ No / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $158,700,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of March 26, 2003 were 30,286,125 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated herein by reference the registrant's (i) portions of the Annual Report to Shareholders for the year ended December 3l, 2002, in Part II of this Report and (ii) portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 10, 2003, in Part III hereof.

                                     PART I
Item 1.  BUSINESS

GENERAL

     Computer Horizons Corp., or CHC, is a strategic human capital management and professional services company with more than thirty-six years of experience, specifically in information technology. As a systems integration and managed services company, CHC enables companies to maximize technology investments. By leveraging its IT services' business and proprietary technology through Chimes, CHC is enabling its Global 2000 customer base to align and integrate business planning with human resource management across an enterprise's business functions.

     The Company markets solutions to existing and potential clients with the objective of becoming a preferred provider of comprehensive information technology services and solutions for such clients. The Company believes that the range of services and solutions that it offers, combined with its proprietary Chimes technology, provides it with competitive advantages in the information technology marketplace.

     The Company's clients primarily are Global 2000 companies with significant information technology budgets and recurring staffing needs. In 2002, the Company provided information technology services to 905 clients. During 2002, the Company's largest client accounted for 6% of the Company's consolidated revenues. The Company offers its clients a broad range of business and technical services as an outsourcer and systems integrator capable of providing complex total solutions. This total solutions approach comprises proprietary software and tools, proven processes and methodologies, tested project management practices and resource management and procurement programs.

     The Company offers global technology services and solutions, which are divided into three divisions; (1) IT Services, (2) Solutions and (3) Chimes.

     (1) IT Services: CHC's IT Services Group provides highly skilled software professionals to augment the internal information management staffs of major corporations. The Company offers its clients a just-in-time solution to supply their staffing needs from among the Company's over 1,500 IT professionals. Customers are serviced through the Company's branch network of offices in the United States and Canada, and virtually through Chimes.

     (2) Solutions: CHC Solutions Group (including CHC Healthcare Solutions and CHC's training/education practice) is an e-Business Solutions provider, enabling enterprises to build business-critical and highly scalable solutions. The Company offers a comprehensive list of integrated solutions including e-business strategy and assessment; HIPAA compliance; on shore, near-shore and offshore outsourcing; e-procurement solutions for human capital; enterprise network management; web architecture design; hosting and integration; application development; customer relationship management (CRM); project management; systems integration; networking services and education/training.

          (2a) Outsourcing: Spurred by global competition and rapid technological change, large companies, in particular, are downsizing and outsourcing for reasons ranging from cost reduction to capital asset improvement and from improved technology introduction to better strategic focus. In response to this trend, the Company has created a group of outsourcing centers onshore, near-shore in Montreal and offshore in Chennai, India with 24 hour / 7 day a week support, which are fully equipped with the latest technology and communications, as well as a complete staff that includes experienced project managers, technicians and operators. These professionals facilitate essential data functions including: applications development, systems maintenance, data network management, voice network administration and help desk operations.

          (2b) CHC Healthcare Solutions, LLC: CHC Healthcare Solutions was formed, in 2002, as a consortium of Computer Horizons Corp. and a healthcare consulting firm, ZA Consulting, LLC. CHC Healthcare Solutions, reported under CHC Solutions, offers services and solutions to the healthcare vertical from an operational, compliance, and technology viewpoint.

          (2c) Education/Training: The Company's education division offers custom-designed and/or existing training programs to enhance the competencies of client staff in specific technologies, languages, methodologies and applications. The prevailing focus of the Company is to assist clients through instructor-led, on-site training and consulting in the transitioning IT organization of Global 2000 corporations nationwide. To support these changing technologies, the Company has developed extensive curriculum offerings in Web technologies, Relational Databases, Programming Languages, Reporting Tools, Process Improvement, UNIX, Client/Server and Mainframe technologies.

          (2d) Software Products: Princeton Softech, Inc. a wholly-owned subsidiary of the Company which was sold March 25, 2002, was a software products company that delivered leveraging technologies for enterprise-scale solutions.

          (2e) Enterprise Network Management: eB Networks, Inc., a wholly-owned subsidiary of the Company which was sold September 10, 2001, was a company specializing in building and implementing strategic network infrastructure to assist companies in achieving e-Business objectives.

     (3) Chimes: Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies. Through scalable, web-based software, Chimes administers the hiring cycle to identify, leverage and manage the enterprise-wide spend on human capital. Chimes' portfolio of services addresses contingent hiring (CVM), full-time hiring (CAM), program management (RPM) and consolidated time sheet and expense processing
(CTE).

PERSONNEL

     As of December 3l, 2002, the Company had a staff of 2,800, including approximately 2,100 IT professionals and 200 Chimes payrolled consultants. The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

COMPETITION

     The Company competes in the commercial information technology services market which is highly competitive and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies, facilities management and management information systems or MIS outsourcing companies, certain accounting firms, and general management consulting firms. The Company's competitors also include companies such as Analysts International Corp., CIBER, Inc., Computer Task Group Inc., iGATE Corp. and Covansys Corp. Many participants in the information technology consulting and software solutions market have significantly greater financial, technical and marketing resources and generate greater revenues than the Company. The Company believes that the principal competitive factors in the commercial information technology services industry include responsiveness to client needs, speed of application software development, quality of service, price, project management capability and technical expertise. Pricing has its greatest importance as a competitive factor in the area of professional service staffing. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel, the ownership by competitors of software used by potential clients, the price at which others offer comparable services and the extent of its competitors' responsiveness to customer needs.

AVAILABLE INFORMATION

     The Company's internet website address is www.computerhorizons.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2.   PROPERTIES

     The Company's Corporate and Financial Headquarters, as well as its Eastern Regional Office, comprising approximately 63,000 square feet of general office space, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey. The Mountain Lakes lease is for a term expiring December 31, 2003, at a current annual rental of approximately $1,400,000. As of December 3l, 2002, the Company also maintained other office facilities, which are shared between the IT Services and Solutions business segments, in California, Connecticut, Florida, Georgia, Illinois, Indiana, Michigan, Minnesota, New Jersey, New
York, Ohio, Tennessee, Texas, and Washington as well as international operations located in Europe and Canada, with an aggregate of approximately 262,000 square feet. Chimes maintains office facilities in California, Illinois, Michigan, Minnesota and New Jersey. The leases for all of these office facilities are at a current annual aggregate rental of approximately $4,400,000. These leases expire at various times with no lease commitment longer than March 15, 2008.

Item 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company, who are elected to serve until the next annual meeting of the Board of Directors and until their successors are elected and qualify. All the positions listed are or were held by such officers with the Company as of the filing date of the document.

                                                                                    PERIOD
NAME                       AGE                        TITLE                      POSITION HELD
----                       ---                        -----                      -------------
William J. Murphy          58                President and CEO                   2003 - Present
                                             Director                            1999 - Present
                                             Executive Vice President
                                             and Chief Financial Officer         1997 - 2003

Michael J. Shea            42                Chief Financial Officer             2003 - Present
                                             Vice President                      1996 - Present
                                             Controller                          1995 - 2003

Kristin Evins              35                Controller                          2003 - Present
                                             Assistant Controller                2001 - 2003
                                             Manager of Financial Reporting      2000 - 2001

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the Nasdaq National Market, under the symbol CHRZ. The range of high and low closing stock prices, as reported by the Nasdaq National Market, for each of the quarters for the years ended December 31, 2002 and 2001 is as follows:

                                       2002                  2001
                                 High       Low        High        Low
                                ------     ------     ------      ------
Quarter
First                           $ 4.19     $ 3.11     $ 5.19      $ 2.19
Second                            4.87       3.65       4.08        2.00
Third                             4.65       3.40       4.49        2.53
Fourth                            4.00       2.95       3.32        2.50

     The Company plans to reinvest its earnings in future growth opportunities and, therefore, does not anticipate paying cash dividends in the near future and has not paid any to date. As of March 26, 2003, there were approximately
1,051 registered holders of common stock, per the Company's transfer agent.

     Information concerning the Company's equity compensation plans is shown under Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.   SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:

                                                                           December 31,
                                               2002            2001            2000            1999           1998
                                           ------------    ------------    ------------    ------------   ------------
                                              --------(dollar amounts in thousands, except per share data)--------
Revenues                                   $    297,115    $    400,784    $    445,479    $    534,594   $    514,921

Costs and expenses:
Direct costs                                    216,181         281,576         312,815         365,310        326,795
Selling, general and administrative              86,347         125,435         143,691         127,720        107,829
Bad debt expense                                  4,996           3,397          26,452           3,367          1,676
Amortization of intangibles                          --           2,695           7,434           6,202          3,530
Restructuring charges                             2,515           6,521          41,528           6,355             --
Merger-related expenses                              --              --              --              --          4,272
                                           ------------    ------------    ------------    ------------   ------------
Income / (loss) from operations                 (12,924)        (18,840)        (86,441)         25,640         70,819
                                           ------------    ------------    ------------    ------------   ------------

Other income / (expense):
Gain/(loss) on sale of assets                     5,890          (3,197)             --              --             --
Net (loss) / gain on investments                    (61)             90              --              --             --
Interest income                                     928           2,293             620           1,353          5,334
Interest expense                                   (174)         (1,944)         (1,825)         (1,355)          (750)
Equity in net earnings of joint venture              --              --              --              --            (90)
Gain on sale of joint venture                        --              --              --              --          4,180
                                           ------------    ------------    ------------    ------------   ------------

Income / (loss) before income taxes              (6,341)        (21,598)        (87,646)         25,638         79,493

Income taxes / (benefit)                          1,869          (7,148)        (29,819)         11,013         35,906
                                           ------------    ------------    ------------    ------------   ------------

Income / (loss) before cumulative effect
  of change in accounting principle              (8,210)        (14,450)        (57,827)         14,625         43,587
Minority interest                                    35              --              --              --             --
Cumulative effect of change in accounting
  principle                                     (29,861)             --              --              --             --
                                           ------------    ------------    ------------    ------------   ------------

Net income / (loss)                        $    (38,036)   $    (14,450)   $    (57,827)   $     14,625   $     43,587
                                           ============    ============    ============    ============   ============

Earnings / (loss) per share:
Basic                                      $      (1.22)   $      (0.45)   $      (1.83)   $       0.47   $       1.41
                                           ============    ============    ============    ============   ============

Diluted                                    $      (1.22)   $      (0.45)   $      (1.83)   $       0.46   $       1.35
                                           ============    ============    ============    ============   ============

Weighted average number of shares
 outstanding:
Basic                                        31,243,000      31,911,000      31,656,000      30,940,000     30,925,000
                                           ============    ============    ============    ============   ============

Diluted                                      31,243,000      31,911,000      31,656,000      31,647,000     32,230,000
                                           ============    ============    ============    ============   ============

                                                                           December 31,
                                               2002            2001            2000            1999           1998
                                           ------------    ------------    ------------    ------------   ------------
                                              --------(dollar amounts in thousands, except per share data)--------
Analysis (%)
Revenues                                          100.0%          100.0%          100.0%          100.0%         100.0%
Gross margin                                       27.2            29.7            29.8            31.7           36.6
  Selling, general and administrative              29.1            31.3            32.3            23.9           20.9
  Bad debt expense                                  1.7             0.8             5.9             0.6            0.3
  Amortization of intangibles                        --             0.7             1.7             1.2            0.7
  Restructuring charges                             0.8             1.6             9.3             1.2             --
  Merger-related expenses                            --              --              --              --            0.8
                                           ------------    ------------    ------------    ------------   ------------
Income / (loss) from operations                    (4.4)           (4.7)          (19.4)            4.8           13.8
  Gain / (loss) on sale of assets                   2.0            (0.8)             --              --             --
  Interest income / (expense) - net                 0.3             0.1            (0.3)             --            0.9
  Gain on sale of joint venture                      --              --              --              --            0.8
                                           ------------    ------------    ------------    ------------   ------------
Income / (loss) before income taxes                (2.1)           (5.4)          (19.7)            4.8           15.5
Income taxes / (benefit)                            0.6            (1.8)           (6.7)            2.1            7.0

Income / (loss) before cumulative effect of
  change in accounting principle                   (2.7)           (3.6)          (13.0)            2.7            8.5

Cumulative effect of change in accounting
  principle                                       (10.1)             --              --              --             --
                                           ------------    ------------    ------------    ------------   ------------

Net income / (loss)                               (12.8)           (3.6)          (13.0)            2.7            8.5
                                           ============    ============    ============    ============   ============

Revenue growth / (decline) YOY                    (25.9)          (10.0)          (16.7)            3.8           47.0
Net income growth / (decline)YOY                 (163.2)           75.0          (495.4)          (66.4)          77.7
Return on equity, average                         (22.7)           (7.3)          (24.6)            5.7           20.2
Effective tax rate                                 29.5            33.1            34.0            43.0           45.2

Consolidated Balance Sheet Data:
At year-end
Total assets                               $    193,731    $    237,721    $    269,396    $    347,994   $    296,052
Working capital                                 100,656         115,747         134,472         129,857        158,760
Long-term debt                                       --              --              --           4,100             --
Shareholders' equity                            145,855         189,855         207,924         262,652        246,534

Other Data:
Stock price                                $       3.27    $       3.21    $       2.44    $      16.19   $      26.63
P/E multiple                                        N/A             N/A             N/A              34             19

Employees                                         2,800           3,313           4,186           4,149          4,834
Clients (during year)                               905             879             800             785            768
Offices (worldwide)                                  36              52              43              50             55

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

REVENUE GENERATING ACTIVITIES AND CRITICAL ACCOUNTING POLICIES

REVENUE GENERATING ACTIVITIES

The majority of the Company's revenues are derived from professional services rendered in the information technology sector. The Company also owned a stand-alone software products company, Princeton Softech Inc., or Princeton, which accounted for less than 1% of consolidated revenues in 2002 and less than 10% of consolidated revenues in 2001. On March 25, 2002, the net assets of Princeton were sold for a cash payment of approximately $16 million.

The Company operates its business in three basic segments, IT Services, the Solutions Group and Chimes, Inc. The distinctions between the IT Services and Solutions Group segments primarily relate to the management and supervision of services performed and related gross margins. Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies.

The IT Services business consists of providing technology consultants to large organizations on a temporary hire basis. The consultant work is supervised and managed by the customer. For the most recent year 2002, this segment represented approximately 68% of total revenues. The IT Services business tends to be a lower risk, lower gross margin business with very competitive pricing.

The Solutions Group, tends to be a higher margin, higher risk business, due to the fact that the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with customers. Virtually all projects performed by the Solutions Group are IT related and consist of practices such as application development, outsourcing arrangements, governments services, Health Insurance Portability and Accountability Act, or

HIPAA, services, technology training and managed services. For the year 2002, the Solutions Group accounted for 26% of consolidated revenue.

Chimes, Inc. is a human capital management solution that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. During 2002, Chimes accounted for approximately 6% of total revenues.

CRITICAL ACCOUNTING POLICIES

The most critical accounting policies used in the preparation of the Company's financial statements are related to revenue recognition, the evaluation of long-lived assets for impairment and the evaluation of goodwill and other intangible assets.

REVENUE RECOGNITION

The revenue for the IT Services Group is recognized as services are rendered. Hourly or daily rates are determined in advance and agreed to with the customer. Time worked is documented in various forms using the applicable timekeeping process (i.e. the client's or the Company's timekeeping systems). Revenues in the Solutions Group are also recognized as services are performed, however, adjustments are sometimes needed to reflect progress against milestones or deliverables. On fixed fee engagements, revenue and gross profit adjustments are made to reflect revisions in estimated costs and contract values. Approximately 12% and 5% of total revenue in 2002 and 2001, respectively, was generated under fixed fee contracts.

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

Princeton recognized revenue in accordance with AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," and AICPA Statement of Position 98-9 ("SOP 98-9"). Under SOP 97-2, the Company recognized software license revenue when a noncancelable license agreement had been executed, fees were fixed and determinable, the software had been delivered, and collection was considered probable.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Up to and including the year ended December 31, 2001, the Company evaluated its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset was considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the asset exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value, less costs to sell.

At the end of 2000, the Company made certain strategic decisions to realign businesses and declared certain assets for sale or disposition. These decisions resulted in the application of the above mentioned policy and the recording of $40.3 million of non-cash charges in 2000 for related write-offs. As of December 31, 2002, all assets previously declared for sale were disposed of.

Effective on January 1, 2002, the Company adopted Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144"). This supercedes SFAS 121, while retaining many of the requirements of such statement. The effect of this statement is immaterial to the Company.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and in July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new regulation has discontinued the amortization of goodwill.

During the quarter ended June 30, 2002, the Company completed the initial valuation of the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $29.9 million, or $(0.96) per share was retroactively recorded as the cumulative effect of an accounting change in the six months ended June 30, 2002 statement of operations. For the year ended December 31, 2002 the Company completed a second valuation of the carrying value of the remaining goodwill and it was determined that no further impairment had occurred.

The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows (in 000's):

Reporting Units                         Solutions      It Services       Education         Chimes        Consolidated
                                      -------------   -------------    -------------    -------------   -------------
Balance as of December 31, 2001       $      18,864   $      29,422    $         439    $          --   $      48,725

Addition to goodwill                            339              --               --               --             339
Impairment Losses                                --         (29,422)            (439)              --         (29,861)
                                      -------------   -------------    -------------    -------------   -------------

Balance as of December 31, 2002       $      19,203   $          --    $          --    $          --   $      19,203
                                      =============   =============    =============    =============   =============

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

The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company's net loss as follows:

                                                                        Twelve Months Ended
                                                                 DECEMBER 31,          December 31,
                                                                    2002                  2001
                                                               --------------------------------------
      Reported Net Loss                                             $ (38,036)            $ (14,450)
      Cumulative Effect of Change in Accounting Principle              29,861                    --
      Amortization of Intangibles                                          --                 2,695
                                                                    ---------             ---------
      Adjusted Net Loss                                             $  (8,175)            $ (11,755)
                                                                    =========             =========
      Reported Loss per Share:
      Basic & Diluted                                               $   (1.22)            $   (0.45)
      Adjustments for Cumulative Effect of Change in
        Accounting Principle
      Basic & Diluted                                                    0.96                    --
      Adjustment for Amortization of Intangibles:
      Basic & Diluted                                                      --                  0.08
                                                                    ---------             ---------
      Adjusted Loss per Share:
      Basic & Diluted                                               $   (0.26)            $   (0.37)
                                                                    =========             =========

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after

June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The Company is currently evaluating the impact of adopting this guidance.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001
REVENUES

Revenues decreased to $297.1 million in the year ended December 31, 2002 from $400.8 million in the year ended December 31, 2001, a decrease of $103.7 million, or 25.9%. Solutions Group revenues, including business units held for sale decreased to $79.3 million in the year ended December 31, 2002 from $116.9 million in the year ended December 31, 2001, a decrease of $37.6 million or 32.2%. The decrease in Solutions Group revenue is primarily attributable to the decline experienced by the business units held for sale. Solutions Group revenue, excluding the operations of units held for sale remained flat at $76.4 million in the year ended December 31, 2002 and December 31, 2001, respectively.

IT Services revenues decreased to $201.3 million in the year ended December 31, 2002 from $274.4 million in the year ended December 31, 2001, a decrease of $73.1 million or 26.6%. The decrease in IT Services revenue of $73.1 million is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy. The Company does not anticipate any growth during 2003 in IT Services from the year-end 2002 headcount levels unless the economy recovers and IT spending increases.

Chimes revenue increased to $16.5 million in the year ended December 31, 2002, from $9.5 million in the year ended December 31, 2001, an increase of $7 million, or 73.7%.

DIRECT COSTS

Direct costs decreased to $216.2 million in the year ended December 31, 2002 from $281.6 million in the year ended December 31, 2001. Gross margin decreased to 27.2% in the year ended December 31, 2002 from 29.7% in the year ended December 31, 2001.

Excluding assets held for sale direct costs decreased to $215.7 million in the year ended December 31, 2002 from $268.0 million in the year ended December 31, 2001. Gross margin increased to 26.7% in the year ended December 31, 2002 from 25.6% in the year ended December 31, 2001.

The Company's margins are subject to fluctuation due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general and administrative expenses (excluding amortization expense and restructuring charges) decreased to $91.3 million in the year ended December 31, 2002 from $128.8 million in the year ended December 31, 2001, a decrease of $37.5 million or 29.1%.

Selling, general and administrative expenses (excluding assets held for sale, amortization expense and restructuring charges) decreased to $87.0 million in the year ended December 31, 2002 from $95.2 million in the year ended December 31, 2001, a decrease of $8.2 million or 8.6%.

The decrease in selling, general and administrative expenses was primarily attributable to cost reductions in the IT Services group, the Solutions group and Corporate, offset by increases in Chimes as the Company continues to invest in this subsidiary.

RESTRUCTURING CHARGES / (CREDITS)

During the fourth quarter of 2002, the Company recorded a restructuring charge of $2.8 million pertaining to 2002 office closings, along with a reversal of $332,000 of the previously recorded restructure reserves pertaining to lease buyouts and severance adjustments.

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

INCOME / (LOSS)  FROM OPERATIONS

The Company's loss from operations, excluding restructuring charges and gain/(loss) on sale of assets in both years and amortization expense in 2001, totaled $10.4 million in the year ended December 31, 2002, a decline of $0.8 million or 8.3%, from a loss of $9.6 million in the year ended December 31, 2001. The composition of the operating loss of $10.4 million included a loss of $2.2 million in IT Services, profit of $748,000 in the Solutions Group and a loss of $8.9 million in Chimes. This compares to the operating loss of $9.6 million in the year ended December 31, 2001, consisting of profit of $7.7 million in IT Services, loss of $7.2 million in the Solutions Group and loss of $10.1 million in Chimes. Operating margins, excluding restructuring charges and gain/(loss) on sale of assets in both years and amortization expense in 2001, were a loss of 3.5% in the year ended December 31, 2002 as compared to a loss of 2.4% in the year ended December 31, 2001.

The Company's loss from operations, excluding assets held for sale, restructuring charges and gain/(loss) on sale of assets in both years and amortization expense in 2001, totaled $8.5 million in the year ended December 31, 2002, a decline of $5.6 million or 193.1%, from a loss of $2.9 million in the year ended December 31, 2001. The composition of the operating loss of $8.5 million included a loss of $2.4 million in IT Services, profit of $2.8 million in the Solutions Group and a loss of $8.9 million in Chimes. This compares to the operating loss of $2.9 million in the year ended December 31, 2001, consisting of profit of $5.7 million in IT Services, profit of $1.5 million in the Solutions Group and loss of $10.1 million in Chimes. Operating margins, excluding restructuring charges and gain/(loss) on sale of assets in both years and amortization expense in 2001, were a loss of 2.9% in the year ended December 31, 2002 as compared to a loss of 0.8% in the year ended December 31, 2001.

The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME / EXPENSE

For the year ended December 31, 2002, other income increased to $6.6 million from other expense of $2.8 million in the year ended December 31, 2001. This increase in other income was primarily attributable to gains on sale of assets held for sale (Spargo, Eb Networks, Princeton and ICM Education) and interest income versus the loss on sale of assets (Eb Networks offset in part by the gain on the sale of ICM Education and Spargo) in 2001.

PROVISION FOR INCOME TAXES

The effective tax rate for Federal, state, and local income taxes was 29.5% for the year ended December 31, 2002, and a tax benefit rate of 33.1% in the year ended December 31, 2001. The primary reason for the change in the effective tax rate in 2002 was the establishment of a valuation allowance of state deferred tax assets. A review of all available positive and negative evidence was conducted by the Company, including the Company's current and past performance, the market environment in which the company operates, and the length of carryback and carryforward periods. In January 2003, the Company received a federal income tax refund of $20 million, resulting from the Economic Stimulus Act of 2002 (see Note 8).

NET INCOME / (LOSS)

The Company recorded a net loss of $38.0 million in the year ended December 31, 2002, a decline of $23.5 million or 162.1% from net loss of $14.5 million in the year ended December 31, 2001. Net loss per share (diluted) totaled $1.22 in the year ended December 31, 2002 from net loss per share (diluted) of $0.45 in the year ended December 31, 2001. The net loss in 2002 includes the cumulative effect of change in accounting principle of $29.9 million, or $0.96 per share and differences in the effective tax rate primarily relating to the recording of a valuation allowance in the Company's state deferred tax assets of approximately $4.0 million, or $0.13 per share. The effect of restructuring charges, operations of assets held for sale, gain on sale of assets, cumulative effect of change in accounting principle and the valuation allowance on deferred tax assets amounted to $1.06 loss per share, net of taxes, in 2002. The effect of restructuring charges, loss on sale of assets, amortization expense and the operations of the assets held for sale amounted to $0.40 loss per share, net of taxes, in 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000
REVENUES

Revenues decreased to $400.8 million in the year ended December 31, 2001 from $445.5 million in the year ended December 31, 2000, a decrease of $44.7 million, or 10.0%. Solutions Group revenues, including business units held for sale decreased to $126.4 million in the year ended December 31, 2001 from $141.8 million in the year ended December 31, 2000, a decrease of $15.4 million or 10.9%. Chimes was not a separate line of business in 2000 because the stand alone operations were not identifiable. Chimes is included in the Solutions Group in 2000. The decrease in Solutions Group revenue is primarily attributable to the decline experienced by the business units held for sale. Solutions Group revenue, excluding the operations of units held for sale increased to $85.9 million in the year ended December 31, 2001 from $60.0 million in the year ended December 31, 2000, an increase of $25.9 million or 43.2%. IT Services revenues decreased to $274.4 million in the year ended December 31, 2001 from $303.7 million in the year ended December 31, 2000, a decrease of $29.3 million or 9.6%. The decrease in IT Services revenue of $29.3 million is the result of continued decreases in the demand for temporary technology workers, the impact of pricing decreases by customers and the lagging economy.

DIRECT COSTS

Direct costs decreased to $281.6 million in the year ended December 31, 2001 from $312.8 million in the year ended December 31, 2000. Gross margin remained essentially flat at 29.7% in the year ended December 31, 2001 from 29.8% in the year ended December 31, 2000.

Direct costs, excluding assets held for sale, decreased to $268.0 million in the year ended December 31, 2001 from $275.6 million in the year ended December 31, 2000. Gross margin increased to 25.6% in the year ended December 31, 2001 from 24.2% in the year ended December 31, 2000.

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

Selling, general and administrative expenses (excluding assets held for sale, bad debt expense, amortization expense and restructuring charges) decreased to $91.9 million in the year ended December 31, 2001 from $93.4 million in the year ended December 31, 2000, a decrease of $1.5 million or 1.6%.

The decrease in selling, general and administrative expenses was primarily attributable to cost reductions in the IT Services group and Corporate, offset by increases in Chimes as the Company continues to invest in this subsidiary.

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

Income / (loss) from operations, excluding assets held for sale, restructuring charges and bad debt expense, improved to income of $417,000 in the year ended December 31, 2001 from a loss of $5.3 million in the year ended December 31, 2000, an improvement of $5.7 million or 107.9%. Operating margins, excluding restructuring charges and bad debt expense, improved to income of 0.1% in the year ended December 31, 2001 from a loss of 1.4% in the year ended December 31, 2000.

The improvement was primarily due to decreased SG&A expenses. The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

OTHER INCOME / EXPENSE

For the year ended December 31, 2001, other expense increased to $2.8 million. This increase in other expenses was primarily due to the loss on sale of assets, partially offset by higher interest income on investments and a stock distribution received on the demutualization of the Company's previous group health provider of $1.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Computer Horizons has historically financed its operations primarily through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At December 31, 2002, the Company had $100.7 million in working capital, of which $59.8 million was cash and cash equivalents. The Company's working capital ratio at December 31, 2002 was 3.2 to
1. During the first quarter of 2002, $10 million of short-term debt was repaid and the Company has remained debt free throughout the remainder of 2002. In January 2003, the Company received a federal income tax refund of $20 million, resulting from the Economic Stimulus Act of 2002. The Company may use these additional resources to continue to buy back its stock and potentially make acquisitions.

Net cash provided by operating activities for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 totaled $20.7 million, $31.9 million and $9.9 million, respectively. In 2002, this was primarily attributable to a reduction in accounts receivable. In 2001, this was primarily attributable to income tax refunds, other non-cash charges and a reduction in accounts receivable. In 2000, it was primarily attributable to a non-cash charge relating to an increase in the provision for bad debts, the amortization and write-off of intangibles and the write-down of assets held for sale, offset in part by the operating loss.

Net cash provided by investing activities was $13.0 million and $6.1 million for the years ended December 31, 2002 and 2001, respectively. In both years this was primarily attributable to cash received from the sale of assets. Net cash used in investing activities was $9.1 million in the year ended December 31, 2000, primarily attributable to acquisition related earnouts and the purchase of furniture and fixtures.

For the years ended December 31, 2002 and 2001, respectively, net cash used in financing activities was $14.6 million and $12.6 million, resulting from $10.0 million reduction of debt and $6.1 million used in the repurchase of the Company's common stock in 2002 and from $10.7 million reduction of debt and $3.4 million used in the repurchase of the Company's common stock in 2001. For the year ended December 31, 2000, net cash provided by financing activities was $1.1 million, resulting from $1.2 million in borrowings against the Company's bank lines of credit, $2.2 million of stock issued as a result of the Company's employee stock purchase program and stock option exercises partially offset by a reduction of $4.1 million of the Company's long-term debt.

On July 31, 2001, the Company entered into a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of December 31, 2002, the Company had no outstanding loan balance against this facility. Based on the Company's eligible customer receivables and cash balances, $20.5 million and $24.7 million was available for borrowing as of February 28, 2003 and December 31, 2002, respectively.

The Company believes that its cash and cash equivalents, asset-based lending facility, internally generated funds and tax refunds (received in 2003) will be sufficient to meet its working capital needs through 2003.

The Company's billed accounts receivable were $49.4 million and $76.1 million at December 31, 2002 and December 31, 2001, respectively. Including both billed and unbilled receivables, days sales outstanding were 76 days at December 31, 2002 and 88 days at December 31, 2001, based on quarterly sales.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. Leases are short term in nature and non-capital. The following table summarizes all commitments under contractual obligations as of December 31, 2002:

                                          Total                                             Over 5
                                         Amount      1 year     2-3 years     4-5 years     years
                                      --------------------------------------------------------------
                                                   ------------in thousands------------
     Operating Leases                 $   10,606   $    4,192   $    5,088   $    1,314   $       12
     Other long term                       1,320        1,320           --           --           --
                                      ----------   ----------   ----------   ----------   ----------

     Total Cash Obligations           $   11,926   $    5,512   $    5,088   $    1,314   $       12
                                      ==========   ==========   ==========   ==========   ==========

FOREIGN CURRENCY EXPOSURE

The Company's international operations expose it to translation risk when the local currency financial statements are translated to U.S. dollars. As currency exchange rates fluctuate, translation of the financial statements of international businesses into U.S. dollars will affect the comparability of revenues and expenses between years. None of the components of the Company's consolidated statements of income was materially affected by exchange rate fluctuations in 2002, 2001 or 2000. At December 31, 2002 the Company had $379,000 in cash maintained in overseas financial institutions.

RECENT DEVELOPMENTS

Impact of Economic Stimulus Act on Income Tax Refund Claim

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was enacted into law. This Act contains many economic and tax incentives, including the extension of the carryback period for losses arising in years ending during 2001 and 2002 to five years from the previous two year carryback rule. As a result, the Company's tax refund claim of approximately $10 million at December 31, 2001 was increased to approximately $30 million. The additional refund amount of $20 million was received in January 2003.

Sale of Solutions UK

On February 14, 2003, the Company sold the business and net assets of Computer Horizons e-Solutions (Europe) Limited, ("Solutions UK") to Systems Associates Limited for 92,822 British Sterling Pounds (approximately US$ 145,500).

Purchase of Westfield - India

On January 31, 2003, the Company acquired the IT Solutions operations of Global Business Technology Solutions (GBTS), from Alea (Bermuda) Limited, a member of the Alea Group of companies and Westfield Services, Inc., a subsidiary of Westfield Financial Corporation. The outsourcing facility and its IT professionals are located in Chennai (Madras), India. This transaction was completed for $400,000.

Stock Option Exchange Program

On January 8, 2003, the Company commenced a tender offer to its employees to exchange stock options granted under the Company's 1994 Incentive Stock Option and Appreciation Plan with an exercise price of $10.01 or greater for new stock options with a new exercise price. The tender offer expired on February 10, 2003, and 1,635,526 options were accepted for exchange. Please see Item 12 on Form 10-K - Security Ownership of Certain Beneficial Owners and Management.

Purchase of Treasury Stock

Subsequent to December 31, 2002, the Company has purchased 211,800 shares of its common stock at an aggregate cost of approximately $694,000.

Management Changes

On March 13, 2003, John J. Cassese, the Company's CEO, President and Chairman, informed the Board that he has taken a leave of absence as CEO and President and resigned his position as Director and Chairman of the Board as a result of being informed that the Justice Department obtained an indictment relating to Mr. Cassese's June 1999 purchase and sale of an unrelated company's shares. The Board has named William J. Murphy to the position of Acting President and CEO, appointed Thomas J. Berry Chairman of the Board and named Michael J. Shea to the position of acting Chief Financial Officer.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK EXPOSURE

The Company has financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the current holdings, the exposure to interest rate risk is not material. Additionally, at December 31, 2002 the Company was debt free.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Computer Horizons Corp.

We have audited the accompanying consolidated balance sheets of Computer Horizons Corp. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Horizons Corp. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.


/s/ Grant Thornton LLP
----------------------
GRANT THORNTON LLP


Edison, New Jersey
February 25, 2003

                    Computer Horizons Corp. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------
                                                           (in thousands, except per share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                             $     59,769   $     41,033
Accounts receivable (Note 4)                                         56,616         83,564
Net assets held for sale (Note 2)                                        --         10,381
Deferred income taxes (Note 8)                                        4,557         13,030
Refundable income taxes                                              19,051          7,992
Other                                                                 7,219          5,238
                                                               ------------   ------------

Total current assets                                                147,212        161,238
                                                               ------------   ------------

PROPERTY AND EQUIPMENT:
Furniture, equipment and other                                       37,643         34,354
Less accumulated depreciation                                        26,626         21,881
                                                               ------------   ------------

                                                                     11,017         12,473
                                                               ------------   ------------

OTHER ASSETS - NET:
Goodwill (Note 1)                                                    19,203         48,725
Deferred income taxes (Note 8)                                        8,020          5,708
Other                                                                 8,279          9,577
                                                               ------------   ------------

                                                                     35,502         64,010
                                                               ------------   ------------

Total Assets                                                   $    193,731   $    237,721
                                                               ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    Computer Horizons Corp. and Subsidiaries

                                                                        December 31,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------
                                                           (in thousands, except per share data)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt (Note 5)                     $         --    $     10,000
Accrued payroll, payroll taxes and benefits                           9,452          12,782
Accounts payable                                                     10,830          15,196
Restructuring reserve (Note 14)                                       3,266           2,090
Tax benefit reserve (Note 8)                                         19,600              --
Other accrued expenses                                                3,408           5,423
                                                               ------------    ------------

Total current liabilities                                            46,556          45,491
                                                               ------------    ------------

Other liabilities                                                     1,320           2,375
                                                               ------------    ------------

SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par; authorized and unissued,
  200,000 shares, including 50,000 Series A
  Common stock, $.10 par; authorized, 100,000,000
  shares; issued 33,153,107 shares at
  December 31, 2002 and 2001, respectively                            3,315           3,315
Additional paid-in capital                                          133,518         135,230
Accumulated comprehensive loss                                       (4,306)         (2,932)
Retained earnings                                                    28,255          66,291
                                                               ------------    ------------

                                                                    160,782         201,904
Less shares held in treasury, at cost; 2,660,667
  shares and 1,720,191 shares at December 31, 2002 and 2001,
  respectively                                                      (14,927)        (12,049)
                                                               ------------    ------------

Total shareholders' equity                                          145,855         189,855
                                                               ------------    ------------

Total Liabilities and Shareholders' Equity                     $    193,731    $    237,721
                                                               ============    ============

                    Computer Horizons Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                               --------------------------------------------
                                                                   2002            2001           2000
                                                               ------------    ------------    ------------
                                                                   (in thousands, except per share data)
Revenues                                                       $    297,115    $    400,784    $    445,479
                                                               ------------    ------------    ------------
COSTS AND EXPENSES:
Direct costs                                                        216,181         281,576         312,815
Selling, general and administrative                                  86,347         125,435         143,691
Bad debt expense                                                      4,996           3,397          26,452
Amortization of intangibles                                              --           2,695           7,434
Restructuring charges (Note 14)                                       2,515           6,521          41,528
                                                               ------------    ------------    ------------
                                                                    310,039         419,624         531,920
                                                               ------------    ------------    ------------
Loss from operations                                                (12,924)        (18,840)        (86,441)
                                                               ------------    ------------    ------------

OTHER INCOME /(EXPENSE):
Gain / (loss) on sale of assets (Note 3)                              5,890          (3,197)             --
Net gain /(loss) on investments                                         (61)             90              --
Interest income                                                         928           2,293             620
Interest expense                                                       (174)         (1,944)         (1,825)
                                                               ------------    ------------    ------------
                                                                      6,583          (2,758)         (1,205)
                                                               ------------    ------------    ------------
Loss before income taxes                                             (6,341)        (21,598)        (87,646)
                                                               ------------    ------------    ------------

INCOME TAXES / (BENEFIT) (NOTES 1 AND 8):
Current                                                              (4,292)        (10,292)        (19,339)
Deferred                                                              6,161           3,144         (10,480)
                                                               ------------    ------------    ------------
                                                                      1,869          (7,148)        (29,819)
                                                               ------------    ------------    ------------

Loss before cumulative effect of change in accounting principle      (8,210)        (14,450)        (57,827)

Cumulative effect of change in accounting principle (Note 1)        (29,861)             --              --
Minority Interest                                                        35              --              --
                                                               ------------    ------------    ------------
Net Loss                                                       $    (38,036)   $    (14,450)   $    (57,827)
                                                               ============    ============    ============

Loss per share - Basic and Diluted (Notes 1 and 9):
Before cumulative effect of change in accounting principle     $      (0.26)   $      (0.45)   $      (1.83)
                                                               ============    ============    ============
Cumulative effect of change in accounting principle            $      (0.96)   $         --    $         --
                                                               ============    ============    ============
Net Loss                                                       $      (1.22)   $      (0.45)   $      (1.83)
                                                               ============    ============    ============
Weighted average number of shares outstanding:
Basic and Diluted                                                31,243,000      31,911,000      31,656,000
                                                               ============    ============    ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 2002, 2001 and 2000

                                   Common Stock
                                   ------------
                                                                        Accumulated Other
                                                          Additional       Comprehensive
                                  Shares       Amount   Paid-in Capital    Income/(Loss)
                                ----------    -------   ---------------   --------------
                                ---------------(dollars in thousands)---------------

BALANCE, DECEMBER 31, 1999      33,149,595    $ 3,315      $  138,821       $    385
                                ----------    -------      ----------       --------

Net loss for the year
Other comprehensive loss:
Foreign currency
translation
  adjustments                                                                 (1,365)

Total comprehensive loss

Stock options exercised
Other issuances of common
  stock                              2,611
Tax benefits related to
  stock option plans                                               64
Issuance of common stock
  for purchase of assets                                          237
Employee stock purchase
  program                                                         296
                                ----------    -------       ---------       --------
BALANCE, DECEMBER 31, 2000      33,152,206      3,315         139,418           (980)
                                ----------    -------       ---------       --------
Net loss for the year
Other comprehensive loss:
Foreign currency
translation adjustments                                                       (1,952)

Total comprehensive loss

Stock options exercised
Other issuances of common
    stock                              901
Issuance of common stock
  for purchase of assets                                         (360)
Employee stock purchase
    program                                                    (3,828)
Purchase of treasury shares
                                ----------    -------       ---------       --------
BALANCE, DECEMBER 31, 2001      33,153,107      3,315         135,230         (2,932)
                                ----------    -------       ---------       --------
Net loss for the year
Other comprehensive loss:
Current year unrealized
  loss on serp investments                                                    (1,100)
Foreign currency
Translation
    adjustments                                                                 (274)

Total Comprehensive loss

Stock options exercised
Employee stock purchase
    program                                                  (1,712)
Purchase of treasury shares
                                ----------    ------       --------          -------
BALANCE, DECEMBER 31, 2002      33,153,107    $3,315       $133,518          $(4,306)
                                ==========    ======       ========          =======



                                                      Treasury Stock
                                                      --------------
                               Retained
                               Earnings          Shares           Amount              Total
                             ----------        ---------         ---------          ---------
BALANCE, DECEMBER 31, 1999   $ 138,568         1,780,721         $ 18,437           $ 262,652
                             ----------        ---------        ---------           ---------

Net loss for the year          (57,827)                                               (57,827)
Other comprehensive loss:
Foreign currency
translation
  adjustments                                                                          (1,365)
                                                                                   ----------
Total comprehensive loss                                                              (59,192)

Stock options exercised                         (171,311)          (1,695)              1,695
Other issuances of common
  stock
Tax benefits related to
  stock option plans                                                                       64
Issuance of common stock
  for purchase of assets                         (32,470)            (266)                503
Employee stock purchase
  program                                       (232,325)          (1,906)              2,202
                              --------         ---------         --------           --------
BALANCE, DECEMBER 31, 2000      80,741         1,344,615           14,570             207,924
                              --------         ---------         --------           --------
Net loss for the year          (14,450)                                               (14,450)
Other comprehensive loss:
Foreign currency
translation adjustments                                                                (1,952)
                                                                                   ----------
Total comprehensive loss                                                              (16,402)
Stock options exercised                          (15,000)             (30)                 30
Other issuances of common
    stock
Issuance of common stock
  for purchase of assets                         (77,144)            (633)                273
Employee stock purchase
    program                                     (643,280)          (5,273)              1,445
Purchase of treasury shares                    1,111,000            3,415              (3,415)
                              --------         ---------         --------          ----------
BALANCE, DECEMBER 31, 2001      66,291         1,720,191           12,049             189,855
                              --------         ---------         --------          ----------
Net loss for the year          (38,036)                                               (38,036)
Other comprehensive loss:
Current year unrealized
  loss on serp investments                                                             (1,100)
Foreign currency
Translation
    adjustments                                                                          (274)
                                                                                   ----------
Total comprehensive loss                                                              (39,410)
                                                                                   ----------
Stock Options Exercised                         (265,858)            (449)                449
Employee Stock Purchase
    Program                                     (405,366)          (2,814)              1,102
Purchase Of Treasury Shares                    1,611,700            6,141              (6,141)
                              --------         ---------         --------          ----------
BALANCE, DECEMBER 31, 2002    $ 28,255         2,660,667         $ 14,927          $  145,855
                              ========         =========         ========          ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                    Computer Horizons Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                         --------------------------------------------
                                                                             2002            2001            2000
                                                                         ------------    ------------    ------------
                                                                         ---------------(in thousands)---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $    (38,036)   $    (14,450)   $    (57,827)
                                                                         ------------    ------------    ------------
Adjustments to reconcile net loss to net cash provided by/(used in)
   operating activities:
    Deferred taxes                                                              6,161           3,144         (10,480)
    Depreciation                                                                4,634           5,301           7,655
    Amortization of intangibles                                                    --           2,695           7,434
    Provision for bad debts                                                     4,996           3,397          26,452
    Write-down of assets held for sale                                             --           5,473          33,114
    Loss / (gain) on sale of assets                                            (5,890)          3,197              --
    Write off of goodwill                                                      29,861              --           7,248
    Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                        21,952          11,060          18,278
    Other current assets                                                       (1,981)         (2,240)         (2,873)
    Assets held for sale                                                          397           5,401          (6,428)
    Other assets                                                                1,298            (474)          3,778
    Refundable income taxes/benefit reserve                                     8,541          13,333         (12,862)
    Accrued payroll, payroll taxes and benefits                                (4,430)         (1,412)         (3,261)
    Accounts payable                                                           (4,366)         (2,749)          1,475
    Other accrued expenses                                                     (1,432)           (560)         (1,267)
    Other liabilities                                                          (1,055)            815            (544)
                                                                         ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      20,650          31,931           9,892
                                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of furniture and equipment                                       (3,178)         (3,732)         (5,607)
    Proceeds received from the sale of assets                                  16,467          10,027              --
    Changes in goodwill                                                          (339)           (156)         (3,496)
                                                                         ------------    ------------    ------------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                            12,950           6,139          (9,103)
                                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Notes payable - banks, net                                                (10,000)        (10,704)          1,202
    Long-term debt                                                                 --              --          (4,100)
    Stock options exercised                                                       449              30           1,759
    Purchase of treasury shares                                                (6,141)         (3,415)             --
    Stock issued on employee stock purchase plan                                1,102           1,445           2,202
                                                                         ------------    ------------    ------------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                           (14,590)        (12,644)          1,063
                                                                         ------------    ------------    ------------
   Foreign currency losses                                                       (274)         (1,952)         (1,365)
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      18,736          23,474             487
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 41,033          17,559          17,072
                                                                         ============    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     59,769    $     41,033    $     17,559
                                                                         ============    ============    ============

                    Computer Horizons Corp. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                           Year Ended December 31,
                                                               --------------------------------------------
                                                                   2002            2001             2000
                                                               ------------    ------------    ------------
                                                                 -------------(in thousands)-------------
Supplemental disclosures of cash flow information:
Cash paid/(received) during the year for:
Interest                                                       $       (461)   $       (106)   $      1,538
Income taxes                                                        (10,967)        (24,097)         (2,890)

Book value of assets held for sale, net of cash                $         --    $     22,116    $     80,035
Liabilities                                                              --          11,735          18,075
                                                               ------------    ------------    ------------
Net assets held for sale before write-down, net of cash                  --          10,381          61,960
Write-down of assets held for sale                                       --              --          33,114
                                                               ------------    ------------    ------------
Net assets held for sale, net of cash                          $         --    $     10,381    $     28,846
                                                               ============    ============    ============

NON CASH ACTIVITIES:

During 2002, the Company recorded a refundable income tax and tax benefit reserve of $19.6 million.

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    Computer Horizons Corp. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Computer Horizons Corp. is a strategic e-Business solutions and professional services company. The Company enables its Global 2000 customer base to realize competitive advantages through three major divisions, IT Services, Solutions and Chimes, Inc. The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing as well as software and relational database products. Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Computer Horizons Corp. and its wholly-owned and majority-owned subsidiaries (the "Company"). All subsidiaries of the Company have been consolidated into these financial statements. All material intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

The revenue for the IT Services Group is recognized as services are rendered. Hourly or daily rates are determined in advance and agreed to with the customer. Time worked is documented in various forms using the applicable timekeeping process (i.e. the client's or the Company's timekeeping systems). Revenues in the Solutions Group are also recognized as services are performed, however, adjustments are sometimes needed to reflect progress against milestones or deliverables. On fixed fee engagements, revenue and gross profit adjustments are made to reflect revisions in estimated costs and contract values. Approximately 12% and 5% of total revenue in 2002 and 2001, respectively, was generated under fixed fee contracts.

The Company's Chimes subsidiary recognizes revenue on a net transaction fee basis, as services are rendered. Chimes recognizes only their fee for the service, not the aggregate billing to the customer. The Chimes solution aggregates the temporary workforce supply chain to the customer and renders one invoice to the customer. Chimes is paid for this service by the supply chain in the form of a fee. The gross amount of the customer invoicing is not considered revenue to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the supply chain until paid by the customer.

The Company's Princeton subsidiary recognized revenue in accordance with AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," and AICPA Statement of Position 98-9 ("SOP 98-9"). Under SOP 97-2, the Company recognized software license revenue when a noncancelable license agreement had been executed, fees were fixed and determinable, the software had been delivered, and collection was considered probable. Princeton Softech was sold on March 25, 2002, (see Note 3).

RECRUITMENT COSTS

Recruitment costs are charged to operations as incurred.

ADVERTISING COSTS

The Company expenses all advertising costs as incurred and classifies these costs under selling, general and administrative expenses. Advertising costs for the years ended December 31, 2002, 2001 and 2000 were $0.3 million, $0.6 million and $0.8 million, respectively.

RESEARCH AND DEVELOPMENT COSTS

The Company charges all costs incurred to establish the technological feasibility of software products or product enhancements to research and development costs, which are included in selling, general and administrative expenses. Research and Development costs for the years ended December 31, 2002, 2001 and 2000 were $0.9 million, $5.4 million and $6.9 million, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid instruments with an original maturity of three months or less at the time of purchase and consist of the following at December 31:

                                         2002           2001
                                     ------------   ------------
                                     ------(in thousands)------
      Cash                           $     22,806   $     19,121
      Commercial paper                     36,963         21,912
                                     ------------   ------------
                                     $     59,769   $     41,033
                                     ============   ============

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, regardless of the degree of such risk, consist principally of cash and cash equivalents and trade accounts receivable. On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility which replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing is Prime plus 0.5%, thereafter the rate is LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of December 31, 2002, the Company had no borrowings outstanding against the facility. The Company invests the majority of its excess cash in overnight commercial paper of high-credit, high-quality financial institutions or companies, with certain limitations as to the amount that can be invested in any one entity.

The Company maintains its cash balances principally in seven financial institutions located in the United States, Canada and the United Kingdom. The balances in U.S. banks are insured by the Federal Deposit Insurance Corporation up to $100,000 for each entity at each institution. The balance in the Canadian bank is insured by the Canadian Deposit Insurance Corporation up to $60,000 Canadian (approximately $38,000 U.S.). There is no depository insurance in the United Kingdom. At December 31, 2002, uninsured amounts held by the Company at these financial institutions total approximately $59,031,000.

The Company's customers are generally very large, Global 2000 companies in many industries and with wide geographic dispersion. The Company's largest customer accounts for approximately 19.2% and 21.0% of billed accounts receivable at December 31, 2002 and 2001, respectively. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts receivable and payable) approximates fair value because of the short maturities currently offered to the Company.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Up to and including the year ended December 31, 2001, the Company evaluated its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset was considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the asset exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value less costs to sell.

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

Deferred income taxes result from temporary differences between income reported for financial and income tax purposes. These temporary differences result primarily from net operating loss carryovers, amortization of goodwill, the allowance for doubtful accounts provision and certain accrued expenses which are deductible, for tax purposes, only when paid. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Tax benefits from early disposition of the stock by optionees under incentive stock options and from exercise of non-qualified options are credited to additional paid-in capital.

The Company provides United States income taxes on the earnings of foreign subsidiaries, unless they are considered permanently invested outside the United States. As of December 31, 2002, there is no cumulative amount of earnings on which United States income taxes have not been provided.

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

FOREIGN CURRENCY TRANSLATION

For operations outside the United States that prepare financial statements in currencies other than the United States dollar (Canadian dollar and British pound), results of operations and cash flows are translated at the average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments are included as a separate component of comprehensive income/(loss) within the statement of shareholders' equity.

ACCOUNTS RECEIVABLE

Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and in July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new regulation has discontinued the amortization of goodwill.

During the quarter ended June 30, 2002, the Company completed the initial valuation of the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $29.9 million, or $(0.96) per share was retroactively recorded as the cumulative effect of an accounting change in the six months ended June 30, 2002 statement of operations. For the year ended December 31, 2002 the Company completed a second valuation of the carrying value of the remaining goodwill and it was determined that no further impairment had occurred. The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:


Reporting Units                             Solutions       It Services        Education            Chimes         Consolidated
                                        ---------------   ---------------    ---------------    ---------------   ---------------
                                        ---------------------------------------in thousands--------------------------------------
Balance as of December 31, 2001         $        18,864   $        29,422    $           439    $            --   $        48,725
Additions to goodwill                               339                --                 --                 --               339
Impairment losses                                    --           (29,422)              (439)                --           (29,861)
                                        ---------------   ---------------    ---------------    ---------------   ---------------

Balance as of December 31, 2002         $        19,203   $            --    $            --    $            --   $        19,203
                                        ===============   ===============    ===============    ===============   ===============

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

The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company's net loss as follows:

                                                                     Twelve Months Ended
                                                                 DECEMBER 31,     December 31,
                                                                    2002              2001
                                                               ---------------------------------
      Reported Net Loss                                             $ (38,036)        $ (14,450)
      Cumulative Effect of Change in Accounting Principle              29,861                --
      Amortization of Intangibles                                          --             2,695
                                                                    ---------         ---------
      Adjusted Net Loss                                             $  (8,175)        $ (11,755)
                                                                    =========         =========
      Reported Loss per Share:
      Basic & Diluted                                               $   (1.22)        $   (0.45)
      Adjustment for Cumulative Effect of Change in
      Accounting Principle:
      Basic & Diluted                                                    0.96                --
      Adjustment for Amortization of Intangibles:
      Basic & Diluted                                                      --              0.08
                                                                    ---------         ---------
      Adjusted Loss per Share:
      Basic & Diluted                                               $   (0.26)        $   (0.37)
                                                                    =========         =========

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 148, "Accounting for Stock-Based Compensation - Translation and Disclosure." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The exercise price per share on all options granted may not be less than the fair value at the date of the option grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as modified by FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans. The Company expects to continue following the guidance under APB 25 for stock based compensation to employees. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               2002                  2001                  2000
                                                          --------------        --------------        --------------
Net loss                    As reported                   $  (38,036,000)       $  (14,450,000)       $  (57,827,000)
                            Deduct: Total
                             stock-based employee
                             compensation expense
                             determined under fair
                             value based method for
                             all awards, net of
                             related tax effects              (3,334,000)           (3,847,000)           (4,068,000)
                                                          --------------        --------------        --------------
                            Pro forma                     $  (41,370,000)       $  (18,297,000)       $  (61,895,000)
                                                          ==============        ==============        ==============
Earnings per share
Basic                       As reported                   $        (1.22)       $        (0.45)       $        (1.83)
                            Pro forma                              (1.32)                (0.57)                (1.96)
Diluted                     As reported                   $        (1.22)                (0.45)                (1.83)
                            Pro forma                              (1.32)                (0.57)                (1.96)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: expected volatility of 64%, 84% and 105%; risk-free interest rates of 3.62%, 5.14% and 4.71%; and expected lives of 4.4, 8.1 and 4.5 years.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The Company is currently evaluating the impact of adopting this guidance.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 and 2000 comparative financial statements to conform to the 2002 presentation.

NOTE 2 - NET ASSETS HELD FOR SALE

The Company decided in 2000 to offer three of its subsidiaries (Princeton Softech "Princeton", including the SELECT Software Tools division "Select", CHC International Limited "Spargo", and eB Networks) for sale or disposition and accordingly classified these entities as "assets held for sale."

During 2001, two of the subsidiaries and Select were sold (See Note 3). During 2002, the last remaining asset held for sale, Princeton, was sold (See Note 3). During the years ended December 31, 2002, 2001 and 2000, these respective entities generated net losses of $1.3 million, $4.4 million and $9.3 million, respectively including amortization expense of $3.6 million in 2000. At December 31, 2001, the assets and liabilities of the remaining subsidiary Princeton, were classified in the consolidated balance sheet as net assets held for sale and were included in the Solutions segment (see Note 10). Such net assets consisted of the following:

                                                           December 31,
                                                               2001
                                                          (in thousands)
                                                            Princeton
                                                          --------------
     Current assets                                       $       19,607
     Property and equipment                                        1,370
     Other assets                                                  1,139
                                                          --------------
     Total assets                                                22,116
     Total liabilities                                          (11,735)
                                                          --------------
     Total net assets held for sale                       $       10,381
                                                          ==============

For the year ended December 31, 2002, Princeton's revenue was $2.9 million and its loss, net of taxes, was $1.3 million.

NOTE 3 - SALE OF SUBSIDIARIES

On March 25, 2002, the Company sold the net assets of Princeton Softech to Apax Partners, Inc. and LLR Partners, for cash of $16 million, including amounts held in escrow of $1.5 million. The gain from the transaction was initially estimated as $3.6 million and was adjusted in the fourth quarter of 2002 to $3.2 million due to a purchase price adjustment. The results of operations are included in the consolidated financial statements through February 28, 2002 within the Solutions group.

On September 10, 2001, the Company sold the assets of eB Networks to Inrange Technologies, a storage networking company, for cash of $5.4 million, including amounts held in escrow of $540,000. The loss from the transaction was initially estimated as $3.2 million, which included the final write-down of related goodwill of $2.1 million. A purchase price adjustment was recorded in the fourth quarter of 2002 resulting in an increase to the loss of $144,000. The results of operations are included in the consolidated financial statements through September 10, 2001 within the Solutions group.

On August 30, 2001, the Company sold the ICM Education name to AlphaNet Solutions, Inc., an IT professional services firm, for $0.5 million. The gain from the transaction was $332,000. The results of operations are included in the consolidated financial statements through August 30, 2001 within the Solutions group. In November 2002, the Company received an additional $100,253 from AlphaNet Solutions, Inc. relating to an earnout.

On April 17, 2001, the Company sold the SELECT Software Tools division "Select" of Princeton Softech to Aonix, a member of the Gores Technology Group, for approximately $895,000 including $545,000 of cash received and a note receivable of $350,000, subsequently written off with the sale of Princeton Softech on March 25, 2002. This sale included all the software assets and intellectual property rights of Select and was sold at book value. The results of operations are included in the consolidated financial statements through April 17, 2001 within the Solutions group.

On January 31, 2001, the Company sold the stock of CHC International Limited, ("Spargo"), to an information technology consultancy services provider for cash of $3.2 million. The gain from the transaction was initially estimated as $438,000. A purchase price adjustment of $2.7 million was recorded, in the fourth quarter of 2002, to increase the gain after the final resolution of outstanding accounts receivables and the termination of leases. The results of operations for January 2001 were not material to the consolidated financial statements.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31:

                                                         2002          2001
                                                     ------------   ------------
                                                     -------(in thousands)------
     Billed                                          $     49,453   $     76,127
     Unbilled                                              14,859         14,979
                                                     ------------   ------------
                                                           64,312         91,106
     Less allowance for doubtful accounts                   7,696          7,542
                                                     ------------   ------------
                                                     $     56,616   $     83,564
                                                     ============   ============

NOTE 5 - LONG-TERM DEBT AND LINES OF CREDIT

Long-term debt and lines of credit consisted of $10 million at December 31, 2001.

LINES OF CREDIT

On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of December 31, 2002, the Company had no outstanding loan balance against the facility. Based on the Company's eligible customer receivables and cash balances, $24.7 million was available for borrowing as of December 31, 2002. The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly. This charge was approximately $144,000 and $42,000 for the years ended December 31, 2002 and 2001, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

NOTE 6 - PURCHASE OF TREASURY STOCK

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares. For the year ended December 31, 2002, the Company had repurchased, in the open market, 1,611,700 shares of its stock at an average price of $3.81 per share for an aggregate purchase amount of $6.1 million. For the year ended December 31, 2001, the Company had repurchased, in the open market, 1,111,000 shares of its stock at an average price of $3.22 per share for an aggregate purchase amount of $3.6 million. As of December 31, 2002 the remaining authorization for repurchase is approximately 485,000 shares.

NOTE 7 - SHAREHOLDERS' EQUITY

STOCK OPTIONS

In 1994, the Company adopted a stock option plan which provides for the granting of options, to officers and key employees, for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights (SARs). Options and SARs generally expire ten years from the date of grant and become exercisable in specified amounts during the life of the respective options. No SARs have been granted as of December 31, 2002. This plan, which replaces the Company's 1985 Plan, will terminate on June 15, 2004. There were 2,036,000, 1,930,000 and 2,655,000 shares available for option at December 31, 2002, 2001 and 2000.

In 1998, the Company amended the non-qualified Directors' Stock Option Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of its common stock and (ii) shall receive annual grants to purchase 10,000 shares of its common stock. The plan expired on March 4, 2001 and was extended for three additional years by the Board of Directors and Shareholders. There were 334,000, 384,000 and 424,000 shares available for grant at December 31, 2002, 2001 and 2000.

A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

                                                2002                       2001                      2000
                                      ------------------------   ------------------------   ------------------------
                                                    Weighted                    Weighted                   Weighted
                                                     Average                     Average                   Average
                                         Shares     Exercise       Shares       Exercise     Shares        Exercise
                                        (000'S)       Price        (000's)        price      (000's)        price
Outstanding - January 1                    4,841    $    10.11        4,216    $    13.05        3,600    $    13.46
Granted                                    1,340          3.68        1,535          2.17        1,500         11.98
Exercised                                   (266)         1.47          (15)         2.02         (159)         9.90
Canceled/forfeited/expired                (1,388)        12.45         (895)        10.47         (725)        13.60
                                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding - December 31                  4,527          7.93        4,841         10.11        4,216         13.05
                                      ==========    ==========   ==========    ==========   ==========    ==========
Options exercisable - December 31          2,573         10.89        2,749         12.97        2,125         13.81
                                      ==========    ==========   ==========    ==========   ==========    ==========
Weighted average fair value of
  options granted during the year                   $     2.72                 $     1.85                 $     9.42

The following information applies to options outstanding at December 31, 2002:

                                                     Weighted
                                Outstanding as        average                         Exercisable as       Weighted
                                of December 31,       remaining       Weighted        of December 31,      average
                                     2002           contractual       average         2002 (000's)         exercise
Range of exercise prices           (000's)             life        exercise price                           price
       $ 0.00 - $ 9.99                     2,653             8.2   $          3.14               911   $          3.17
         10.00 - 14.99                     1,135             2.7             11.58               935             11.55
         15.00 - 19.99                       242             4.8             16.57               230             16.53
        20.00 and over                       497             3.4             21.21               497             21.21
                                 ---------------                                     ---------------

                                           4,527             6.1   $          7.93             2,573   $         10.89
                                 ===============   =============   ===============   ===============   ===============

Prior to 2002, certain officers had the right to borrow from the Company against the exercise price of options exercised. As of December 31, 2002 and 2001, total outstanding borrowings, pertaining to one officer, amounted to $100,000 which was issued by the Company in 1999, prior to the adoption of FIN 44 and the Sarbanes-Oxley Act of 2002.

In 2001, the Company adopted a stock option plan for its Princeton subsidiary which provided for the granting, to Princeton key employees, of options for the purchase of a maximum of 3,000,000 shares of Princeton common stock. These options expire ten years from the date of grant and become exercisable in two years. As of the date of the sale of Princeton, the stock option plan was terminated.

The Company has issued warrants to purchase shares of its common stock to two outside business/ legal consulting firms. There were no warrants issued in 2002, 2001 or 2000. The exercise price is the fair value at the date of grant. As of December 31, 2002, 29,375 warrants were outstanding. There were no warrants exercised in 2002, 2001 or 2000.

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


NOTE 8 - INCOME TAXES

The following is a geographical breakdown of the Company's loss before taxes:

                                    Year Ended December 31,
                          2002               2001                 2000
                       ---------          -----------          -----------
                       -----------------(in thousands)--------------------
     Domestic          $  (6,005)         $   (20,679)         $   (85,463)
     Foreign                (336)                (919)              (2,183)
                       ---------          -----------          -----------

                       $  (6,341)         $   (21,598)         $   (87,646)
                       =========          ===========          ===========

The provision for income taxes/(benefit) consists of the following for the years ended December 31:

                                           2002                2001                  2000
                                         ---------          ----------            ----------
                                          -----------------(in thousands)------------------
     Current
        Federal                          $  (4,993)         $  (10,032)           $  (18,775)
        State                                  701                (280)                 (662)
        Foreign                                 --                  20                    98
                                         ---------          ----------            ----------

             Total current                  (4,292)            (10,292)              (19,339)

     Deferred
        Federal                                819               3,501                (7,736)
        State                                5,342               (508)                (5,079)
        Foreign                                 --                 151                 2,335
                                         ---------          ----------            ----------

             Total deferred                  6,161               3,144               (10,480)
                                         ---------          ----------            ----------

                                         $   1,869          $  (7,148)            $  (29,819)
                                         =========          ==========            ==========

Refundable income taxes result primarily from net operating loss carrybacks.

Deferred tax assets and liabilities consist of the following at December 31:

                                                                    2002                  2001
                                                                 ----------            ----------
                                                                 ---------(in thousands)---------
     Deferred tax liabilities
        Depreciation                                             $   (1,086)           $   (1,223)
        Amortization of intangibles                                      --                (1,988)
                                                                 ----------            ----------
              Total deferred tax liabilities                         (1,086)               (3,211)
                                                                 ----------            ----------
     Deferred tax assets
        Accrued insurance                                                --                    36
        Federal and state net operating losses                        9,764                 6,413
        Foreign net operating losses                                  3,767                 3,202
        Amortization of intangibles                                   3,985                    --
        Accrued payroll and benefits                                  2,007                 2,228
        Deferred revenue                                                 --                 2,462
        Allowance for doubtful accounts                               1,150                 1,389
        Restructuring charges                                         1,593                 6,301
        Accrued severance and lease costs                                --                   526
        Other                                                         1,686                 2,732
                                                                 ----------            ----------

              Total deferred tax assets                              23,952                25,289
                                                                 ----------            ----------

     Valuation allowance                                            (10,289)               (3,340)

     Net deferred tax assets                                     $   12,577            $   18,738
                                                                 ==========            ==========

A reconciliation of income taxes/(benefit), as reflected in the accompanying statements, with the statutory Federal income tax rate of 35% for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                         2002             2001           2000
                                                      ---------------(in thousands)--------------

Statutory Federal income taxes                        $  (2,219)       $  (7,559)      $  (30,676)
State and local income taxes/(benefit), net of
  Federal tax benefit                                        91             (757)          (3,732)
Amortization of goodwill                                     --              452              688
Change in valuation allowance, sale of assets            (1,855)              --               --
Change in valuation allowance, other                      5,095              613            2,727
Other, net                                                  757              103            1,174
                                                      ---------        ---------       ----------

                                                      $   1,869        $  (7,148)      $  (29,819)
                                                      =========        =========       ==========

At December 31, 2002 the Company has a federal net operating loss carryforward of approximately $21 million; $9.8 million expires in 2021 and $11.2 million expires in 2022.

At December 31, 2002 the Company has state deferred tax assets, net of federal tax effect, of approximately $6.5 million relating primarily to state net operating loss carryforwards. These state net operating loss carryforwards are subject to limitations which differ from federal law. Many states do not allow the carryback of net operating losses, have shorter carryforward periods, and do not allow the filing of consolidated returns. Additionally, New Jersey and California have temporarily suspended the deduction for net operating loss carryforwards. These state limitations create uncertainties with respect to the realization of these state deferred tax assets. Accordingly, the Company has recorded a valuation allowance of approximately $5.2 million with respect to these assets.

Certain foreign subsidiaries of the Company have net operating loss carryforwards at December 31, 2002, totaling approximately $11.8 million (including $4.5 million in Canada and $7.3 million in the United Kingdom); $507,000 expires in 2005, $1.7 million expires in 2006, $833,000 expires in 2007, $1.4 million expires in 2008, and the remainder has no expiration. A full valuation allowance has been recorded on the foreign taxes due to the uncertainty of the recognition of certain of these net operating loss carryforwards.

During 1998, the Company completed a business combination which, for financial statement purposes, has been accounted for as a pooling-of-interests. For income tax purposes the Company believes the transaction qualifies as a taxable purchase that gives rise to future tax deductions. Upon the sale of the acquired business in 2001, these deductions were recognized for tax purposes. The tax benefit of $19.6 million relating to the part of these deductions that was carried back to prior years was included in refundable income taxes in 2002. Since the tax structure of the transaction is subject to determination by the tax authorities, the Company has recorded a reserve for the tax benefits resulting from the carryback and has not recorded deferred tax assets for the tax benefits being carried forward. When resolved, the Company will record a deferred tax asset for the part of the tax benefits being carried forward and a tax benefit for the portion that was carried back, net of an appropriate valuation allowance. The tax benefit will be reflected as an increase in additional paid-in capital. Any adjustments to the valuation allowance will be charged or credited to income.

NOTE 9 - EARNINGS/(LOSS) PER SHARE DISCLOSURES

The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 2002, there were 2,072,000 excluded options outstanding at December 31, 2002 with exercise prices of $4.00 to $26.63 per share. During 2001, there were 3,120,000 excluded options outstanding at December 31, 2001 with exercise prices of $7.38 to $26.63 per share. During 2000, there were 3,003,000 excluded options outstanding at December 31, 2000 with exercise prices of $11.13 to $26.63 per share.

NOTE 10 - SEGMENT INFORMATION

The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc. The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. IT Services is primarily staffing augmentation. The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing as well as software and relational database products, up to the time of sale, March 25, 2002, of Princeton Softech Inc. Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies. Operating income/(loss) consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charge, net gain/(loss) on investments and amortization of intangibles. These exclusions total income of $4.1 million and expense of $12.0 million and $50.2 million at December 31, 2002, 2001 and 2000, respectively. Long-term assets include goodwill and property, plant and equipment for 2002, 2001 and 2000. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on either revenue or headcount.

BY LINE OF BUSINESS                        2002          2001             2000
                                      ---------------(in thousands)---------------
REVENUE
     IT Services                      $    201,295    $    274,379    $    303,713
     Solutions Group                        79,283         116,873         141,766
     Chimes(1)                              16,537           9,532              --
                                      ------------    ------------    ------------

          Total Revenue               $    297,115    $    400,784    $    445,479
                                      ------------    ------------    ------------

OPERATING INCOME / (LOSS)
     IT Services                      $     (2,243)   $      7,735    $    (14,615)
     Solutions Group                           748          (7,204)        (22,864)
     Chimes(1)                              (8,914)        (10,155)             --
                                      ------------    ------------    ------------

          Total Operating Loss        $    (10,409)   $     (9,624)   $    (37,479)
                                      ------------    ------------    ------------

ASSETS
     IT Services                      $     47,876    $     93,920    $    131,694
     Solutions Group                        29,640          63,126          63,947
     Chimes(1)                              26,762           8,354              --
     Corporate and other                    89,453          72,321          73,755
                                      ------------    ------------    ------------

          Total Assets                $    193,731    $    237,721    $    269,396
                                      ------------    ------------    ------------

DEPRECIATION EXPENSE
     IT Services                      $        482    $        762    $      1,267
     Solutions Group                         1,133           1,764           3,930
     Chimes(1)                               1,044             524              --
     Corporate and other                     1,975           2,251           2,458
                                      ------------    ------------    ------------

          Total Depreciation          $      4,634    $      5,301    $      7,655
                                      ------------    ------------    ------------

(1) Chimes was not a separate line of business in 2000 because stand alone operations were not identifiable. Chimes is included in the Solutions Group during this year.

BY GEOGRAPHIC AREA                         2002          2001          2000
                                      ---------------(in thousands)-------------
REVENUE
     United States                    $    270,890   $    361,884   $    393,060
     Europe                                  2,775         12,617         26,777
     Australia                                  60          2,102          3,602
     Canada                                 23,390         24,181         22,040
                                      ------------   ------------   ------------

          Total Revenue               $    297,115   $    400,784   $    445,479
                                      ============   ============   ============

LONG-TERM ASSETS
     United States                    $     29,486   $     41,716   $     43,433
     Europe                                    106            163          1,462
     Canada                                    628         19,319         20,411
                                      ------------   ------------   ------------

          Total Long-Term Assets      $     30,220   $     61,198   $     65,306
                                      ============   ============   ============

NOTE 11 - SAVINGS PLAN AND OTHER RETIREMENT PLANS

The Company maintains a defined contribution savings plan covering eligible employees. The Company makes contributions up to a specific percentage of participants' contributions. The Company contributed approximately $1,089,000, $1,413,000 and $1,563,000 in 2002, 2001 and 2000, respectively.

In 1995, the Company instituted a Supplemental Executive Retirement Plan, or SERP, whereby key executives are entitled to receive lump-sum payments (or, if they elect, a ten-year payout) upon reaching the age of 65 and being in the employment of the Company. The maximum commitment if all plan members remain in the employment of the Company until age 65 is approximately $13.8 million. Benefits accrue and vest based on a formula which includes total years with the Company and total years possible until age 65. The plan is nonqualified and not formally funded. Life insurance policies on the members are purchased to assist in funding the cost. The SERP expense is charged to operations during the remaining service lives of the members and was $407,000 in 2002, $115,000 in 2001 and $311,000 in 2000.

During 1999 the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed one year of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10 percent of eligible compensation. Quarterly, participant account balances are used to purchase shares of stock at 85 percent of its fair market value on either the first or last trading day of each calendar quarter. There were 405,366, 643,280 and 232,325 shares purchased under the plan in 2002, 2001 and 2000, respectively.

In addition, the Company adopted a Deferred Compensation Plan for Key Executives that permits the individuals to defer a portion of their annual salary or bonus for a period of at least five years. There is no effect on the Company's operating results since any amounts deferred under the plan are expensed in the period incurred. Amounts deferred have been included in accrued payroll and amounted to $4.9 million, $4.7 million and $4.1 million as of December 31, 2002, 2001 and 2000, respectively.

NOTE 12 - COMMITMENTS

Leases

The Company leases office space under long-term operating leases expiring through 2008. As of December 31, 2002, approximate minimum rental commitments were as follows:

        Year ending                      (in thousands)
        2003                               $   4,192
        2004                                   3,120
        2005                                   1,968
        2006                                     859
        2007                                     455
        Thereafter                                12
                                           ---------

                                           $  10,606
                                           =========

Office rentals are subject to escalations based on increases in real estate taxes and operating expenses. Rent expense, net of sublease income of approximately $480,000, $208,000 and $167,000 for December 31, 2002, 2001, and
2000, respectively, for operating leases approximated $5,320,000, $7,789,000 and $8,369,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For the years ended December 31, 2002 and 2001, selected quarterly financial data is as follows:

                                                                      QUARTERS
                                                   FIRST        SECOND        THIRD         FOURTH
                                                ----------    ----------    ----------    ----------
                                                --------(IN THOUSANDS, EXCEPT PER SHARE DATA)-------
2002
Revenues                                        $   79,219    $   77,318    $   73,574    $   67,004
Direct costs                                        58,192        56,570        52,865        48,554
Selling, general and administrative                 26,459        22,452        22,347        20,085
Restructuring charges                                   --            --            --         2,515
Loss from operations                                (5,432)       (1,704)       (1,638)       (4,150)
Gain on sale of assets                               3,570            --            --         2,320
Net loss on investments                                (61)           --            --            --
Interest income/(expense) - net                         55           255           247           197
Loss before income taxes                            (1,868)       (1,449)       (1,391)       (1,633)
Income taxes/(benefit)                                (635)         (493)         (473)        3,470
Loss before cumulative effect of change in
  accounting principle                              (1,233)         (956)         (918)       (5,103)
Cumulative effect of change in accounting
  principle                                        (29,861)           --            --            --
Minority interest                                       --            --            --            35
Net loss                                        $  (31,094)   $     (956)   $     (918)   $   (5,068)

Loss per share (basic and diluted):
  Before cumulative effect of change in
     accounting principle                       $    (0.04)   $    (0.03)   $    (0.03)   $    (0.16)
  Cumulative effect of change in accounting
     principle                                  $    (0.95)   $       --    $       --    $       --
  Net loss                                      $    (0.99)   $    (0.03)   $    (0.03)   $    (0.16)

                                                                      QUARTERS
                                                   FIRST        SECOND        THIRD         FOURTH
                                                ----------    ----------    ----------    ----------
                                                --------(IN THOUSANDS, EXCEPT PER SHARE DATA)-------
2001
Revenues                                        $  106,481    $  104,995    $   94,212    $   95,096
Direct costs                                        72,916        74,927        67,672        66,061
Selling, general and administrative                 34,664        32,558        30,404        31,206
Amortization of intangibles                            707           723           650           615
Restructuring charges                                   --         5,473            --         1,048
Loss from operations                                (1,806)       (8,686)       (4,514)       (3,834)
Gain/(loss) on sale of assets                          438            --        (2,833)         (802)
Net gain on investments                                 --            --            --            90
Interest income/(expense) - net                       (175)          256            43           225
Loss before income taxes                            (1,543)       (8,430)       (7,304)       (4,321)
Income taxes benefit                                  (525)       (2,866)       (2,483)       (1,274)
Net loss                                            (1,018)       (5,564)       (4,821)       (3,047)

Loss per share:
  Basic                                         $    (0.03)   $    (0.17)   $    (0.15)   $    (0.10)
  Diluted                                       $    (0.03)   $    (0.17)   $    (0.15)   $    (0.10)

NOTE 14 - RESTRUCTURING CHARGES

During the fourth quarter of 2002, the Company recorded a restructuring charge of $2.8 million pertaining to 2002 office closings.

                                                      Remaining at
                                                       December 31
                             Recorded       Paid          2002
                            ----------   ----------    ----------
                            ------------(in thousands)-----------
Severance:
United States               $      133   $     (133)   $       --
                            ----------   ----------    ----------

Lease Obligations:
United States               $    2,714   $     (231)   $    2,483
                            ----------   ----------    ----------

Total                       $    2,847   $     (364)   $    2,483
                            ==========   ==========    ==========

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

At December 31, 2000, the Company recorded a write-down of goodwill of $7.2 million for the shutdown of ESG. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded, in the fourth quarter of 2000, in connection with the write down of assets held for sale to realizable value. The closing of IT Services' and Solutions' offices resulted in the termination of 90 employees with a severance charge of $1.3 million. As of December 31, 2002, $1,126,000 had been paid in severance to the terminated employees. The balance remaining at December 31, 2002 includes continuing rent on six properties terminating in 2003, 2004 and 2005 and severance for one individual with payments through January of 2003.

                                                                    Remaining at
                                                      Non-cash        December
                        Recorded    Cash Charges      Charges         31, 2000       Recorded
                        --------      --------       ----------       --------       --------
        Severance:
     United States      $  1,267      $   (247)      $       --       $  1,020       $     --
                        --------      --------       ----------       --------       --------

Lease Obligations:
     United States      $  2,275      $   (675)      $       --       $  1,600       $    410
                        --------      --------       ----------       --------       --------

     Write Down of
            Assets
    Held for Sale:
       eB Networks      $ 26,171      $     --       $  (26,171)      $     --       $  5,473

            Select         6,943            --           (6,943)            --             --
                        --------      --------       ----------       --------       --------

  Total write-down
of assets held for
              sale      $ 33,114      $     --       $  (33,114)      $     --       $  5,473
                        --------      --------       ----------       --------       --------

      Write-off of
 ceased operations
    - ESG Goodwill      $  7,248      $     --       $   (7,248)      $     --       $     --
                        --------      --------       ----------       --------       --------

             Total      $ 43,904      $   (922)      $  (40,362)      $  2,620       $  5,883
                        ========      ========       ==========       ========       ========

                                                                                   Remaining
                                        Non-       Remaining at                       at
                         Paid/         cash          December        Paid/         December
                        Reversed      Charges        31, 2001       Reversed       31, 2002
                        --------      --------       --------       --------       --------
        Severance:
     United States      $   (777)     $   --         $    243       $   (242)      $      1
                        --------      --------       --------       --------       --------

Lease Obligations:
     United States      $   (789)     $   --         $  1,221       $   (927)      $    294
                        --------      --------       --------       --------       --------

     Write Down of
            Assets
    Held for Sale:
       eB Networks      $   --        $ (5,473)      $   --         $   --         $   --

            Select          --            --             --             --             --
                        --------      --------       --------       --------       --------

  Total write-down
of assets held for
              sale      $   --        $ (5,473)      $   --         $   --         $   --
                        --------      --------       --------       --------       --------


      Write-off of
 ceased operations
    - ESG Goodwill      $   --        $   --         $   --         $   --         $   --
                        --------      --------       --------       --------       --------

             Total      $ (1,566)     $ (5,473)      $  1,464       $ (1,169)      $    295
                        ========      ========       ========       ========       ========

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

During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the 1999 restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the UK and Canada. During the fourth quarter of 2001, the Company recorded a restructuring charge adjustment of $638,000 pertaining to the termination, by the sublessee, of the sublease contracts for closed offices included in the 1999 restructure charge. The balance remaining at December 31, 2002 includes continuing rents on one property with the lease terminating in 2005.

                        Balance                      Balance                                    Balance                      Balance
                           at                          at                                         at                           at
                        Dec. 31,       Paid/         Dec. 31,     Recorded        Paid/        Dec. 31,        Paid/        Dec. 31,
                          1999       Reversed         2000                      Reversed          2001       Reversed         2002
                        -------       -------        -------       -------       -------        -------       -------        -------

Severance:
   United States        $   151       $   (33)       $   118       $    --       $  (118)       $    --       $    --        $    --
   Europe                   352          (352)            --            --            --             --            --             --
   Canada                    33           (33)            --            --            --             --            --             --
                        -------       -------        -------       -------       -------        -------       -------        -------

      Total Severance   $   536       $  (418)       $   118       $    --       $  (118)       $    --       $    --        $    --
                        -------       -------        -------       -------       -------        -------       -------        -------


Lease Obligations:
   United States        $ 3,310       $(3,043)       $   267       $   638       $  (279)       $   626       $  (138)       $   488
   Canada                    76           (76)            --            --            --             --            --             --
                        -------       -------        -------       -------       -------        -------       -------        -------


Total Lease
   Obligations          $ 3,386       $(3,119)       $   267       $   638       $  (279)       $   626       $  (138)       $   488
                        -------       -------        -------       -------       -------        -------       -------        -------

General Office
   Closure:
     Canada             $    81       $   (81)       $    --       $    --       $    --        $    --       $    --        $    --
                        -------       -------        -------       -------       -------        -------       -------        -------

      Total             $ 4,003       $(3,618)       $   385       $   638       $  (397)       $   626       $  (138)       $   488
                        =======       =======        =======       =======       =======        =======       =======        =======

NOTE 15 - MAJORITY-OWNED SUBSIDIARY

On September 30, 2002, the Company announced that it had joined its existing HIPAA compliance, healthcare information technology and other compliance business practices with ZA Consulting LLC (ZAC) to form CHC Healthcare Solutions, LLC. Under the terms of the agreement, CHC has an 80% interest in the newly formed company.

NOTE 16 - ACQUISITIONS

On October 18, 1999, the Company acquired G. Triad Enterprises, Inc. ("G. Triad"), a New Jersey- based Internet / Intranet development firm, for approximately $14.5 million in cash and stock. The acquisition was accounted for as a purchase. The resulting goodwill of approximately $14 million was being amortized to operations over a 20-year period. Subsequently in 2000, the Company recorded an additional earnout of $500,000 to goodwill based on G. Triad meeting a projected revenue target.

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

On July 2, 1998, the Company's Canadian subsidiary acquired the net assets of Infomatics Search Group ("ISG"), a Toronto, Canada-based information technology service firm, offering both professional staffing and career placement services. The acquisition was accounted for as a purchase and was being amortized to operations over a 20-year period. The total purchase price was approximately $21,600,000 in cash. The purchase agreement includes an earnout clause equal to two times increases in prior period adjusted earnings (as defined in the purchase agreement) to be earned in 1999 and 2000. During 2000, the Company recorded $2.9 million as an addition to goodwill based on meeting the earnout. There were no earnout adjustments for 1999.

On June 24, 1998, the Company acquired all of the common stock of Spargo Consulting PLC ("Spargo"), an information technology consultancy service provider, organized under the laws of the United Kingdom for 1,887,000 shares of Computer Horizons stock. This transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Spargo. On January 31, 2001, the Company sold the stock of Spargo (see Note 3).

On February 27, 1998, the Company acquired all of the common stock of Princeton Softech, Inc. ("Princeton") in exchange for 954,213 shares of Computer Horizons stock. Princeton specializes in relational databases, data synchronization, intelligent data migration and data management tools, and is based in Princeton, New Jersey. This transaction was accounted for as an immaterial pooling of interests and the results of Princeton have been included since January 1, 1998. On March 25, 2002 the Company sold Princeton to Apax Partners, Inc. and LLR Partners (see Note 3).

NOTE 17 - SUBSEQUENT EVENTS (UNAUDITED)

 Impact of Economic Stimulus Act on Income Tax Refund Claim

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was enacted into law. This Act contains many economic and tax incentives, including the extension of the carryback period for losses arising in years ending during 2001 and 2002 to five years from the previous two year carryback rule. As a result, the Company's tax refund claim of approximately $10 million at December 31, 2001 was increased to approximately $30 million. The additional refund amount of $20 million was received in January 2003.

Sale of Solutions UK

On February 14, 2003, the Company sold the business and net assets of Computer Horizons e-Solutions (Europe) Limited, ("Solutions UK") to Systems Associates Limited for 92,822 British Sterling Pounds (approximately US$ 145,500).

Purchase of Westfield - India

On January 31, 2003, the Company acquired the IT Solutions operations of Global Business Technology Solutions (GBTS), from Alea (Bermuda) Limited, a member of the Alea Group of companies and Westfield Services, Inc., a subsidiary of Westfield Financial Corporation. The outsourcing facility and its IT professionals are located in Chennai (Madras), India. This transaction was completed for $400,000.

Stock Option Exchange Program

On January 8, 2003, the Company commenced a tender offer to its employees to exchange stock options granted under the Company's 1994 Incentive Stock Option and Appreciation Plan with an exercise price of $10.01 or greater for new stock options with a new exercise price. The tender offer expired on February 10, 2003, and 1,635,526 options were accepted for exchange. Please see Item 12 on Form 10-K - Security Ownership of Certain Beneficial Owners and Management.

NOTE 17 - SUBSEQUENT EVENTS (UNAUDITED)

Purchase of Treasury Stock

Subsequent to December 31, 2002, the Company has purchased 211,800 shares of its common stock at an aggregate cost of approximately $694,000.

Management Changes

On March 13, 2003, John J. Cassese, the Company's CEO, President and Chairman, informed the Board that he has taken a leave of absence as CEO and President and resigned his position as Director and Chairman of the Board as a result of being informed that the Justice Department obtained an indictment relating to Mr. Cassese's June 1999 purchase and sale of an unrelated company's shares. The Board has named William J. Murphy to the position of Acting President and CEO, appointed Thomas J. Berry Chairman of the Board and named Michael J. Shea to the position of acting Chief Financial Officer.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption "Election of Directors" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or before April 10, 2003 (the "2003 Proxy Statement").

          (b) The information called for by Item 10 with respect to executive officers of the Company is included in Part I herein under the caption "Executive Officers of the Company."

          (c) The Company's Board of Directors has designated Mr. Earl Mason as the Audit Committee Financial Expert. Mr. Mason is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Item 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2003 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 2003 Proxy Statement.

     The following table summarizes information about the Company's equity compensation plans as of December 31, 2002.

                      Equity Compensation Plan Information

                                                                                               Number of securities
                                                                                              remaining available for
                               Number of securities to be                                  future issuance under equity
                                issued upon exercise of       Weighted-average exercise         compensation plans
                                 outstanding options,           price of outstanding           (excluding securities
Plan Category                    warrants and rights         options warrants and rights      reflected in Column (a)
-----------------------------------------------------------------------------------------------------------------------
                                          (a)                            (b)                            (c)
Equity compensation plans
  approved by security
  holders                              4,527,000                        7.93                         2,370,000
                                                                                                    (1) (2) (3)

Equity compensation plans
  not approved by security
  holders                                    -0-                         -0-                               -0-

TOTAL                                  4,527,000                        7.93                         2,370,000

     (1) Consists of 2,036,000 shares of the Company's common stock reserved under the Company's 1994 Incentive Stock Option and Appreciation Plan, 334,000 shares of the Company's common stock reserved under the Company's 1991 Directors' Stock Option Plan.

     (2) On March 28, 2003, the Company's Board of Directors reserved an additional 3,500,000 shares of the Company's common stock under the Employee Stock Purchase Plan, subject to stockholder approval.

     (3) On January 8, 2003, the Company commenced a tender offer to its employees to exchange all options granted under the Company's 1994 Incentive Stock Option and Appreciation Plan with an exercise price of $10.01 or greater for new stock options with a new exercise price. For options priced between $10.01 and $14.99 per share, for every two options surrendered, one new option will be granted. The tender offer expired on February 10, 2003 and on February 11, 2003, the Company accepted for exchange and cancelled options to purchase 1,635,526 shares of the Company's common stock. A total of 612,850 options with an exercise price greater than or equal to $15.00 per share were accepted for exchange, representing approximately 37% of the options that were tendered. Of these options 63% were tendered by officers of the Company. A total of 1,022,676 options with an exercise price of between $10.01 and $14.99 were accepted for exchange, representing approximately 63% of the options that were tendered of these options 24% were tendered by officers of the Company. The Company anticipates that it will grant 715,621 new options with new exercise prices on or about August 12, 2003, which is six months and one day after the cancellation of the original options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None

Item 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the filing of this yearly report on Form 10-K, the Company's President and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b)  Changes in Internal Controls

     The Company's President and Chief Financial Officer have also concluded there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

1.  Consolidated financial statements
  - Report of independent certified public accountants on the consolidated financial statements
  -  Consolidated balance sheets as of December 3l, 2002 and 2001
  - Consolidated statements of operations for each of the three years in the period ended December 31, 2002
  - Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 2002
  - Consolidated statements of cash flows for each of the three years in the period ended December 31, 2002
  -  Notes to consolidated financial statements

2. Schedule II - Valuation and qualifying accounts for the years ended December 31, 2002, 2001 and 2000.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

Report of independent certified public accountants on the financial statements schedule.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.   List of Exhibits

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

10(h)     1999 Employee Stock Purchase                Exhibit 99.1 to Form S8 dated
          Plan.                                       March 17, 1999.

10 (i)    Amendment to the employment                 Exhibit 10(i) to Form 10K
          agreement dated as of March 24,             for the fiscal year ended
          2000 between the Company and                December 31, 1999.
          William J. Murphy.

10 (j)    $15,000,000 Discretionary Line of           Exhibit 10(j) to Form 10K
          Credit payable to Chase Manhattan           for the fiscal year ended
          Bank dated as of June 30, 1998, as          December 31, 1999.
          amended on March 15, 2000
          (increased to 30,000,000).

10 (k)    $20,000,000 Discretionary Line of           Exhibit 10(k) to Form 10K
          Credit payable to Chase Manhattan           for the fiscal year ended
          Bank dated as of March 20, 2001.            December 31, 2000.

10 (l)    $40,000,000 Asset-Based Lending             Exhibit 10(l) to Form 10K
          Agreement payable to CIT dated as of        for the fiscal year ended
          July 31, 2001.                              December 31, 2001

10(m)     Offer to Exchange Outstanding               Exhibit (a)(1) to Schedule
          Options, dated as of January 8, 2003        TO, dated January 8, 2003,
                                                      as amended on February 14, 2003.

10(n)     Amendment to the $40,000,000
          Asset-Based Lending Agreement
          Payable to CIT dated as of February 14,
          2003


21        List of Subsidiaries.

23        Consent of Grant Thornton LLP,
          Independent Public Accountants.

99.1      Certificate of Computer Horizons CEO
          pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002.

99.2      Certificate of Computer Horizons Chief
          Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4. Reports on form 8-K during the fourth quarter of fiscal 2002.
     No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMPUTER HORIZONS CORP.

Date:  March 28, 2003                 By: /s/ William J. Murphy
                                      -------------------------
                                      William J. Murphy, President, CEO
                                      (Principal Executive Officer) and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 COMPUTER HORIZONS CORP.

Date:  March 28, 2003                 By: /s/ William J. Murphy
                                      -------------------------
                                      William J. Murphy, President, CEO
                                      (Principal Executive Officer) and Director

Date:  March 28, 2003                 By: /s/ Michael J. Shea
                                      -----------------------
                                      Michael J. Shea,
                                      Vice President and CFO
                                      (Principal Financial Officer)

Date:  March 28, 2003                 By: /s/ Kristin Evins
                                      ---------------------
                                      Kristin Evins
                                      Controller
                                      (Principal Accounting Officer)

Date:  March 28, 2003                 By: /s/ Thomas J. Berry
                                      -----------------------
                                      Thomas J. Berry, Chairman of the Board
                                      and Director

Date:  March 28, 2003                 By: /s/ William M. Duncan
                                      -------------------------
                                      William M. Duncan, Director

Date:  March 28, 2003                 By: /s/ Rocco J. Marano
                                      -----------------------
                                      Rocco J. Marano, Director

Date:  March 28, 2003                 By: /s/ William J. Marino
                                      -------------------------
                                      William J. Marino, Director

Date:  March 28, 2003                 By: /s/ Earl Mason
                                      ------------------
                                      Earl Mason, Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2001 and 2000

Column A                                             Column B          Column C        Column D           Column E

                                         Balance at beginning   Charged to cost    Deductions -     Balance at end
Description                                         of period      and expenses        describe          of period
Year ended December 31, 2002

         Allowance for doubtful accounts         $  7,542,000         4,996,000       4,842,000  (1)  $  7,696,000

         Deferred tax asset valuation            $  3,340,000         6,949,000              --       $ 10,289,000

         2002 Restructure Reserve                $          -         2,847,000         364,000  (4)  $  2,483,000

         2000 Restructure Reserve                $  1,464,000                --       1,169,000       $    295,000

         1999 Restructure Reserve                $    626,000                --         138,000       $    488,000

Year ended December 31, 2001

         Allowance for doubtful accounts         $  2,702,000         3,397,000      (1,443,000) (1)  $  7,542,000

         Deferred tax asset valuation            $  2,727,000           613,000              --       $  3,340,000

         2000 Restructure Reserve                $  2,620,000         5,883,000       7,039,000  (2)  $  1,464,000

         1999 Restructure Reserve                $    385,000           638,000         397,000       $    626,000

Year ended December 31, 2000

         Allowance for doubtful accounts         $  5,819,000        26,452,000      29,569,000  (1)  $  2,702,000

         Deferred tax asset valuation            $          -         2,727,000              --       $  2,727,000

         2000 Restructure Reserve                $          -        43,904,000      41,284,000  (2)  $  2,620,000

         1999 Restructure Reserve                $  4,003,000         1,242,000      (2,376,000) (3)  $    385,000

Notes

(1)     Uncollectible accounts written off, net of recoveries.
(2) Includes write-down of assets held for sale and write-off of ceased operations.
(3) Credit recorded resulting from earlier than expected subleasing of properties.
(4)     Includes charge for office closings

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS ON SCHEDULE II

Board of Directors and Shareholders
Computer Horizons Corp.

In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated February 25, 2003, which is included in the 2002 Annual Report to Shareholders on Form 10-K, we have also audited Schedule II for each of the years ended December 31, 2002, 2001 and 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP


Edison, New Jersey
February 25, 2003

                                 CERTIFICATIONS

I, WILLIAM J. MURPHY, certify that:

1.  I have reviewed this annual report on Form 10-K of COMPUTER HORIZONS;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ William J. Murphy
---------------------
WILLIAM J. MURPHY
Chief Executive Officer

                                 CERTIFICATIONS

I, MICHAEL J. SHEA, certify that:

1. I have reviewed this annual report on Form 10-K of COMPUTER HORIZONS;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Michael J. Shea
-------------------
MICHAEL J. SHEA
Chief Financial Officer