Form 10-Q
period 2003-03-31
COMPUTER HORIZONS CORP
filed 2003-05-15
CIK 23019

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-7282

COMPUTER HORIZONS CORP.
(Exact name of registrant as specified in its charter)

New York	13-2638902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
49 Old Bloomfield Avenue, Mountain Lakes, New Jersey 07046-1495 (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code (973) 299-4000

Not Applicable
(Former name, former address and former fiscal year, if
changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒    No ☐

        As of May 12, 2003 the issuer had 30,305,851 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,394	$59,769
Accounts receivable, net of allowance for doubtful accounts of $6,879 and $7,696 at March 31, 2003 and December 31, 2002, respectively	56,860	56,616
Deferred income taxes	4,557	4,557
Refundable income taxes	—	19,051
Other	6,148	7,219

TOTAL CURRENT ASSETS	137,959	147,212

PROPERTY AND EQUIPMENT	38,296	37,643
Less accumulated depreciation	(27,758)	(26,626)

	10,538	11,017

OTHER ASSETS—NET:
Goodwill	19,590	19,203
Deferred income taxes	8,560	8,020
Other	11,121	8,279

TOTAL OTHER ASSETS	39,271	35,502

TOTAL ASSETS	$187,768	$193,731

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,867	$10,830
Accrued payroll, payroll taxes and benefits	4,304	4,529
Restructuring reserve	2,789	3,266
Income taxes payable	624	—
Tax benefit reserve	19,600	19,600
Other accrued expenses	3,262	3,408

TOTAL CURRENT LIABILITIES	38,446	41,633

OTHER LIABILITIES	5,834	6,243

SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at March 31, 2003 and December 31, 2002 respectively	3,315	3,315
Additional paid-in capital	133,518	133,518
Accumulated comprehensive loss	(4,530)	(4,306)
Retained earnings	26,976	28,255

	159,279	160,782

Less shares held in treasury, at cost; 2,931,382 shares and 2,660,667 shares at March 31, 2003 and December 31, 2002, respectively	(15,791)	(14,927)

TOTAL SHAREHOLDERS' EQUITY	143,488	145,855

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$187,768	$193,731

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share data)

	THREE MONTHS ENDED
	March 31, 2003		March 31, 2002
		% of revenue		% of revenue
REVENUES:
IT Services	$36,183	60.1%	$54,650	69.0%
Solutions Group	19,601	32.5%	20,671	26.1%
Chimes	4,469	7.4%	3,898	4.9%

	60,253	100.0%	79,219	100.0%

COSTS AND EXPENSES:
Direct costs	42,773	71.0%	58,192	73.5%
Selling, general and administrative	18,926	31.4%	26,459	33.4%
Restructuring charges	249	0.4%	—	0.0%

	61,948	102.8%	84,651	106.9%

LOSS FROM OPERATIONS	(1,695)	-2.8%	(5,432)	-6.9%

OTHER INCOME/(EXPENSE):
(Loss)/gain on sale of assets	(273)	-0.5%	3,570	4.5%
Loss on investments	—	0.0%	(61)	-0.1%
Interest income	174	0.3%	214	0.3%
Interest expense	(6)	0.0%	(159)	-0.2%

	(105)	-0.2%	3,564	4.5%

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,800)	-3.0%	(1,868)	-2.4%

INCOME TAX BENEFIT:
Deferred	(540)	-0.9%	(635)	-0.8%

	(540)	-0.9%	(635)	-0.8%

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND MINORITY INTEREST	(1,260)	-2.1%	(1,233)	-1.6%
Minority Interest	(19)	0.0%	—	0.0%
Cumulative Effect of Change in Accounting Principle (Note 3)	—	0.0%	(29,861)	-37.7%

NET LOSS	$(1,279)	-2.1%	$(31,094)	-39.3%

LOSS PER SHARE (BASIC & DILUTED):
Before Cumulative Effect of Change in Accounting Principle	$(0.04)		$(0.04)

Cumulative Effect of Change in Accounting Principle	$—		$(0.95)

Net Loss	$(0.04)		$(0.99)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic & Diluted	30,369,000		31,501,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,279)	$(31,094)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	(540)	4,119
Depreciation	1,299	1,189
Provision for bad debts	385	662
Loss/(Gain) on sale of assets	273	(3,570)
Write off of goodwill	—	29,861
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(629)	10,235
Other current assets	1,071	(1,281)
Assets held for sale	—	(1,929)
Other assets	(2,842)	1,314
Refundable income taxes	19,051	(2,769)
Accrued payroll, payroll taxes and benefits	(225)	(1,088)
Accounts payable	(2,963)	(6,053)
Income taxes payable	624	—
Other accrued expenses	(1,255)	210
Other liabilities	(409)	828

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,561	634

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(820)	(539)
Proceeds received from the sale of assets	149	15,880
Acquisition of assets	(387)	—

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(1,058)	15,341

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable—banks, net	—	(10,000)
Stock options exercised	11	61
Purchase of treasury shares	(875)	(750)
Stock issued on employee stock purchase plan	—	290

NET CASH USED IN FINANCING ACTIVITIES	(864)	(10,399)

Foreign currency losses	(14)	(400)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,625	5,176
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,769	41,033

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,394	$46,209

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ended March 31, 2003 and March 31, 2002
(unaudited)

1.     Basis of Presentation

        The consolidated balance sheets as of March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and March 31, 2002, respectively, and the statement of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 (and for all periods presented) have been made.

        Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Company. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the respective full years.

Reclassifications

        Certain reclassifications have been made to the 2002 comparative financial statements to conform to the 2003 presentation.

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

        In December 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 148, "Accounting for Stock-Based Compensation—Translation and Disclosure." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.

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

		March 31, 2003	March 31, 2002
		(in thousands, except per share data)
Net loss	As reported	$(1,279)	$(31,094)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(828)	(1,611)

	Pro forma	$(2,107)	$(32,705)

Earnings per share
Basic	As reported	$(0.04)	$(0.99)
	Pro forma	(0.07)	(1.04)
Diluted	As reported	$(0.04)	$(0.99)
	Pro forma	(0.07)	(1.04)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in first quarter 2003 and 2002: expected volatility of 53%; risk-free interest rates of 3.90%; and expected lives of 7.8 years.

        Effective on January 1, 2003 the Company adopted Financial Accounting Standards Board No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standards require that a liability for a cost associated with an exit or disposal activity, including costs related to terminating a contract that is not a capital lease and the termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not ongoing or an individual deferred-compensation contract, be recognized when the liability is incurred. Previously, under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan, which may not necessarily meet the definition of a liability. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The effect of this statement is immaterial to the Company.

        In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003, for VIEs created prior to February 1, 2003. The Company is currently evaluating the impact of this statement to the Company.

3.     Adoption of FAS 142

        During the quarter ended June 30, 2002, the Company completed the initial valuation of the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $29.9 million, or $(0.95) per share was retroactively recorded as the cumulative effect of an accounting change in the six months ended June 30, 2002 statement of operations. For the year ended December 31, 2002 the Company completed a second valuation of the carrying value of the remaining goodwill and it was determined that no further impairment had occurred. The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

Reporting Units	Solutions	IT Services	Education	Chimes	Consolidated
			(in 000's)
Balance as of December 31, 2002	$19,203	$—	$—	$—	$19,203
Additions to goodwill	387	—	—	—	387

Balance as of March 31, 2003	$19,590	$—	$—	$—	$19,590

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

        The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company's net loss as follows:

	Three Months Ended
	March 31, 2003	March 31, 2002
Reported Net Loss	$(1,279)	$(31,094)
Cumulative Effect of Change in Accounting Principle	—	29,861

Adjusted Net Loss	$(1,279)	$(1,233)

Reported Loss per Share:
Basic & Diluted	$(0.04)	$(0.99)
Adjustment for Cumulative Effect of Change in Accounting Principle:
Basic & Diluted	—	0.95

Adjusted Loss per Share:
Basic & Diluted	$(0.04)	$(0.04)

4.     Earnings/(Loss) per Share Disclosure

        The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 2003, there were 1,592,938 excluded options with exercise prices between $3.65 and $26.63 per share at March 31. During 2002, there were 4,796,054 excluded options outstanding at March 31, 2002 with exercise prices between $1.25 and $26.63 per share.

5.     Segment Information

        The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc. The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. IT Services is primarily staffing augmentation. The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing as well as software and relational database products, up to the time of sale, March 25, 2002, of Princeton Softech Inc. Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies. Operating loss consists of loss before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charges and net loss on investments. These exclusions total expense of $0.4 million and income of $3.6 million at March 31, 2003 and 2002, respectively. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on revenue.

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenue:
IT Services	$36,183	$54,650
Solutions Group	19,601	20,671
Chimes	4,469	3,898

TOTAL	$60,253	$79,219

Operating income/(loss):
IT Services	$(1,189)	$(1,035)
Solutions Group	1,690	(1,905)
Chimes	(1,947)	(2,492)

TOTAL	$(1,446)	$(5,432)

Assets:
IT Services	$33,884	$56,147
Solutions Group	44,710	37,872
Chimes	11,733	7,681
Corporate and other	97,441	107,625

TOTAL	$187,768	$209,325

6.     Restructuring Charges

        During the fourth quarter of 2002, the Company recorded a restructuring charge of $2.8 million pertaining to 2002 office closings.

	Remaining at December 31, 2002	Paid	Remaining at March 31, 2003
Lease Obligations:
United States	$2,483	$(355)	$2,128

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

        At December 31, 2000, the Company recorded a write-down of goodwill of $7.2 million for the shutdown of ESG. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded, in the fourth quarter of 2000, in connection with the write-down of assets held for sale to realizable value. The closing of IT Services' and Solutions' offices resulted in the termination of 90 employees with a severance charge of $1.3 million. As of March 31, 2003, $1,127,000 had been paid in severance to the terminated employees. The balance remaining at March 31, 2003 includes continuing rent on six properties terminating in 2003, 2004 and 2005.

	Remaining at Dec. 31, 2002	Paid	Remaining at March 31, 2003
Severance:
United States	$1	$(1)	$—

Lease Obligations:
United States	$294	$(77)	$217

Total	$295	$(78)	$217

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

        During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the 1999 restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the United Kingdom and Canada. The balance remaining at March 31, 2003 includes continuing rent on one property with the lease terminating in 2005.

	Remaining at Dec. 31, 2002	Paid	Remaining at March 31, 2003
Lease Obligations:
United States	$488	$(44)	$444

7.     Comprehensive Income / (Loss)

        Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No.130"), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three months ended March 31, 2003 and March 31, 2002 are as follows:

	Three Months Ended
	March 31, 2003	March 31, 2002
Comprehensive Loss:
Net Loss	$(1,279)	$(31,094)
Other comprehensive loss—
Foreign currency adjustment	(14)	(402)
Unrealized loss on SERP investments	(210)	—

Comprehensive Loss	$(1,503)	$(31,496)

8.     Purchase of Westfield-India

        On January 31, 2003, the Company acquired the IT Solutions operations of Global Business Technology Solutions (GBTS), from Alea (Bermuda) Limited, a member of the Alea Group of companies and Westfield Services, Inc., a subsidiary of Westfield Financial Corporation for $400,000. The outsourcing facility and its IT professionals are located in Chenni (Madras), India. This transaction was accounted for as a purchase.

9.     Sale of Subsidiaries

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

        On August 30, 2001, the Company sold the ICM Education name to AlphaNet Solutions, Inc., an IT professional services firm, for $0.5 million. The gain from the transaction was $332,000. The results of operations are included in the consolidated financial statements through August 30, 2001 within the Solutions group. In November 2002, the Company received an additional $100,253 from AlphaNet Solutions, Inc, relating to an earnout.

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

10.   Purchase of Treasury Stock

        In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares. As of the filing of this report, the Company had repurchased, in the open market, 3,114,900 shares of its stock at an average price of $3.47 per share for an aggregate purchase amount of $10.8 million. As of March 31, 2003 the remaining authorization for repurchase is approximately 93,000 shares.

11.   Asset-Based Lending Facility

        On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of March 31, 2003, the Company had no outstanding loan balance against the facility. Based on the Company's eligible customer receivables and cash balances, $21.9 million was available for borrowing as of March 31, 2003. The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly. This charge was approximately $42,000 and $170,000 for the three-month periods ended March 31, 2003 and 2002, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

12.   Tax Benefit Reserve

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

        The Internal Revenue Service is currently examining the Company's federal income tax returns for the years ended December 31, 2001 and 2000, along with its federal refund claims for the calendar years 1996 through 1999. The additional refund amount received in January 2003 is shown as a liability until the audit is completed.

13.   Subsequent Events

        On April 15, 2003 the Company received an unsolicited proposal from Aquent, LLC, a privately held professional services firm, to acquire all of the outstanding common stock of the Company for $5.00 per share in cash, subject to a number of conditions. Aquent also indicated that it would seek to replace two current directors at the May 14, 2003 Shareholders' meeting, along with lowering the voting threshold to call a special Shareholders' meeting to 10%.

        On April 28, 2003 in a letter from its Board of Directors, the Company advised its shareholders that recent hostile proxy activities of Aquent, LLC are misleading, needlessly disruptive and confusing to shareholders.

        On April 29, 2003, the Company announced that its Board had executed a separation and non-compete agreement with John J. Cassese, the Company's founder and former CEO, under which Mr. Cassese resigned as an employee and officer of the Company and its subsidiaries, terminating his employment agreement with the Company. The agreement calls for Mr. Cassese to be bound by a five-year non-competition agreement and pays him $3.5 million, and certain health and insurance benefits.

        On May 2, 2003 the Company stated in a press release that Aquent, LLC had failed to respond to the Company's request for its relevant financial data, financing commitments and the nature of any conditions or contingencies that might occur in the proposed transaction.

        On May 2, 2003 Aquent, LLC announced that it has commenced mailings of its definitive proxy materials to all shareholders of record of the Company for the May 14, 2003 Annual Meeting of Shareholders.

        On May 2, 2003, the Company announced that after careful consideration, including a thorough review with an independent financial advisor, J.P. Morgan, its Board of Directors has unanimously determined that Aquent LLC's purported $5.00 per share proposal for the Company's shares is grossly inadequate and not in the best interest of all of its shareholders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods Ended March 31, 2003 and March 31, 2002

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

RESULTS OF OPERATIONS

        Revenues.    Revenues decreased to $60.3 million in the first quarter of 2003 from $79.2 million in the first quarter of 2002, a decrease of $18.9 million or 23.9%. Solutions Group revenues, including business units held for sale in 2002, decreased to $19.6 million in the first quarter of 2003 from $20.7 million in the first quarter of 2002, a decrease of $1.1 million or 5.3%. The decrease in Solutions Group revenues is entirely attributable to the revenue decline experienced by the business units held for sale. Solutions Group revenues, excluding the operations of units held for sale, increased $1.8 million in the first quarter of 2003 from $17.8 million in the first quarter 2002.

        IT Services revenues decreased to $36.2 million in the first quarter of 2003 from $54.7 million in the first quarter of 2002, a decrease of $18.5 million or 33.8%. The decrease in IT Services revenue of $18.5 million, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy. The Company does not anticipate any growth during 2003 in IT Services headcount levels unless the economy recovers and IT spending increases.

        Chimes revenue increased to $4.5 million in the first quarter of 2003 from $3.9 million in the first quarter of 2002, an increase of $0.6 million, or 15.4%.

        Direct Costs.    Direct costs decreased to $42.8 million in the first quarter of 2003, from $58.2 million in the comparable period of 2002. Gross margin increased to 29.0% in the first quarter of 2003 from 26.5% in the same period of 2002.

        Excluding assets for sale in the first quarter of 2002, direct costs decreased to $42.8 million in the first quarter of 2003 from $57.7 million in the first quarter of 2002. Gross margin increased to 29.0% in the first quarter of 2003 from 24.4% in the first quarter of 2002.

        The Company's margins are subject to fluctuations due to a number of factors, including the level of salary and other compensation necessary to attract and retain qualified technical personnel.

        Selling, General and Administrative.    Selling, general and administrative expenses (excluding restructuring charges in the first quarter of 2003) decreased to $18.9 million in the first quarter of 2003 from $26.5 million in the first quarter of 2002, a decrease of $7.6 million or 28.7%.

        Selling, general and administrative expenses (excluding assets held for sale in the first quarter of 2002 and restructuring charges in the first quarter of 2003) decreased to $18.9 million in the first quarter of 2003 from $22.1 million in the first quarter of 2002, a decrease of $3.2 million or 14.5%.

        The decrease in selling, general and administrative expenses was primarily attributable to cost reductions in the IT Services group, the Solutions group and Corporate, offset by increases in Chimes as the Company continues to invest in this subsidiary.

        Loss from Operations.    The Company's loss from operations, excluding restructuring charges in the first quarter of 2003 and gain/(loss) on sale of assets in both quarters, totaled $1.4 million in the first quarter of 2003, an improvement of $4.0 million, from a loss of $5.4 million in the first quarter of 2002. The composition of operating loss of $1.4 million included a loss of $1.2 million in IT Services, profit of $1.7 in the Solutions Group and a loss of $1.9 million in Chimes. This compares to the operating loss of $5.4 million in the first quarter of 2002, consisting of a loss of $1.0 million in IT Services, a loss of $1.9 million in the Solutions Group and a loss of $2.5 million in Chimes. Operating margins, excluding restructuring charges in the first quarter of 2003 and gain/(loss) on sale of assets in both quarters, were a loss of 2.4% in the first quarter of 2003 as compared to a loss of 6.9% in the first quarter of 2002.

        The Company's loss from operations (excluding assets held for sale in the first quarter of 2002, restructuring charges in the first quarter of 2003 and gain/(loss) on sale of assets in both quarters) totaled $1.4 million in the first three months ended March 31, 2003, an improvement of $2.1 million or 60.0%, from a loss of $3.5 million in the first three months ended March 31, 2002. The composition of the operating loss of $3.5 million included a loss of $1.2 million in IT Services, income of $219,000 in the Solutions Group and a loss of $2.5 million in Chimes.

        The Company's business is labor-intensive and, as such, is sensitive to inflationary trends. This sensitivity applies to client billing rates, as well as to payroll costs.

        Other Income/(Expense).    Other expense increased to $0.1 million in the first quarter of 2003 compared to other income of $3.6 million in the same period of 2002. This decrease in other income was primarily the result of the gain on the sale of Princeton Softech in 2002, compared to a loss on the sale of Solutions UK in 2003.

        Provision for Income Taxes.    The effective tax rate for Federal, state and local income taxes was 30.0% for the first quarter of 2003 and 34% for the first quarter of 2002.

        Net Loss.    Net loss for the first quarter of 2003 was $1.3 million, or $0.04 loss per diluted share, compared to net loss of $31.1 million, or $0.99 loss per diluted share for the first quarter of 2002. The effect of restructuring charges and the loss on sale of assets amounted to $0.01 loss per share, net of taxes, in the first quarter of 2003. The net loss in the first quarter of 2002 includes a charge for the cumulative effect of change in accounting principle of $29.9 million, or $0.95 per share, net of taxes, and operations of assets held for sale and the gain on sale of assets which amounted to $1.1 million, or $0.03 loss per share, net of taxes.

Liquidity and Capital Resources

        At March 31, 2003, the Company had approximately $100 million in working capital, of which $70.4 million was cash and cash equivalents.

        Net cash provided by operating activities in the first three months of 2003 was $12.6 million, consisting primarily of the tax refund received.

        Net cash used in investing activities in the first three months of 2003 was $1 million, consisting primarily of capital expenditures and the purchase of Westfield-India.

        Net cash used in financing activities in the first three months of 2003 was $0.9 million primarily consisting of the repurchase of treasury shares. In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares. As of the filing of this report, the Company had repurchased, in the open market, 3,114,900 shares of its stock at an average price of $3.47 per share for an aggregate purchase amount of $10.8 million. As of March 31, 2003 the remaining authorization for repurchase is approximately 93,000 shares.

        At March 31, 2002, the Company had a current ratio position of 3.6 to 1. The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through 2003.

        On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of March 31, 2003, the Company had no outstanding loan balance against the facility. Based on the Company's eligible customer receivables and cash balances, $21.9 million was available for borrowing as of March 31, 2003. The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly. This charge was approximately $42,000 and $170,000 for the three-month periods ended March 31, 2003 and 2002, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

Contractual Obligations and Commercial Commitments

        The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. Leases are short term in nature and non-capital. The following table summarizes all commitments under contractual obligations as of March 31, 2003:

	Obligation Due
	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
	(in thousands)
Operating leases	$10,695	$4,234	$5,132	$1,318	$11
Other long-term	5,834	887	—	—	4,947

Total Cash Obligations	$16,529	$5,121	$5,132	$1,318	$4,958

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

        In December 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 148, "Accounting for Stock-Based Compensation—Translation and Disclosure." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.

        The exercise price per share on all options granted may not be less than the fair value at the date of the option grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as modified by FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans. The Company expects to continue following the guidance under APB 25 for stock based compensation to employees and has therefore included the disclosure requirements of FASB 148 in the accompanying financial statements.

        Effective on January 1, 2003 the Company adopted Financial Accounting Standards Board No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146"), which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standards require that a liability for a cost associated with an exit or disposal activity, including costs related to terminating a contract that is not a capital lease and the termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not ongoing or an individual deferred-compensation contract, be recognized when the liability is incurred. Previously, under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan, which may not necessarily meet the definition of a liability. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The effect of this statement is immaterial to the Company.

        In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003, for VIEs created prior to February 1, 2003. The Company is currently evaluating the impact of this statement to the Company.

Recent Developments

        On April 15, 2003 the Company received an unsolicited proposal from Aquent, LLC, a privately held professional services firm, to acquire all of the outstanding common stock of the Company for $5.00 per share in cash, subject to a number of conditions. Aquent also indicated that it would seek to replace two current directors at the May 14, 2003 Shareholders' Meeting, along with lowering the voting threshold to call a Special Shareholders' Meeting to 10%.

        On April 28, 2003 in a letter from its Board of Directors, the Company advised its shareholders that recent hostile proxy activities of Aquent, LLC are misleading, needlessly disruptive and confusing to shareholders.

        On April 29, 2003, the Company announced that its Board had executed a separation and non-compete agreement with John J. Cassese, the Company's founder and former CEO, under which Mr. Cassese resigned as an employee and officer of the Company and its subsidiaries, terminating his employment agreement with the Company. The agreement calls for Mr. Cassese to be bound by a five-year non-competition agreement and pays him $3.5 million, and certain health and insurance benefits.

        On May 2, 2003 the Company stated in a press release that Aquent, LLC had failed to respond to the Company's request for its relevant financial data, financing commitments and the nature of any conditions or contingencies that might occur in the proposed transaction.

        On May 2, 2003 Aquent, LLC announced that it has commenced mailings of its definitive proxy materials to all shareholders of record of the Company for the May 14, 2003 Annual Meeting of Shareholders.

        On May 2, 2003, the Company announced that after careful consideration, including a thorough review with an independent financial advisor, J.P. Morgan, its Board of Directors has unanimously determined that Aquent LLC's purported $5.00 per share proposal for the Company's shares is grossly inadequate and not in the best interest of all of its shareholders.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company's CEO and CFO evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to Registrant's management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

        The Company's CEO and CFO have also concluded there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II    Other Information

Item 1.    Legal Proceedings

        On April 29, 2003, the Company filed a complaint in the United States District Court, District of New Jersey against Aquent, LLC ("Aquent") and an application for temporary restraints, expedited discovery and a preliminary injunction. The complaint alleged that Aquent's preliminary proxy statement contained materially false and misleading statements requiring corrective disclosure through an amended proxy statement. On May 2, 2003, the court issued an opinion in which the judge found that certain statements in Aquent's preliminary proxy statement were material and misleading. The court ordered Aquent to issue a corrective proxy statement which Aquent did by including a supplement containing the corrective language with its uncorrected proxy statement.

Item 6.    Exhibits and Reports on Form 8-K

        a)    Exhibits

10.1	—Severance agreement for John J. Cassese, Former Chairman, President and CEO
10.2	—Employment agreement for William J. Murphy, President and CEO
10.3	—Employment agreement for Michael J. Shea, Vice President and Chief Financial Officer
99.1	—CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        b)    A report on Form 8-K was filed on March 13, 2003 reporting the issuance of a press release stating that John J. Cassese, its CEO, President and Chairman, has taken a leave of absence as CEO and President and resigned his position as Director and Chairman of the Board. The Board has named William J. Murphy to the position of President and CEO, appointed Thomas J. Berry Chairman of the Board and named Michael J. Shea to the position of Chief Financial Officer.

Signatures

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER HORIZONS CORP. (Registrant)
DATE: May 14, 2003	/s/ WILLIAM J. MURPHY
William J. Murphy, President, CEO (Principal Executive Officer) and Director
DATE: May 14, 2003	/s/ MICHAEL J. SHEA
Michael J. Shea, Vice President and CFO (Principal Financial Officer)
DATE: May 14, 2003	/s/ KRISTIN EVINS
Kristin Evins, Controller (Principal Accounting Officer)

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ William J. Murphy
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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Michael J. Shea
MICHAEL J. SHEA
Chief Financial Officer

QuickLinks

  Item 4. Controls and Procedures
PART II Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures
CERTIFICATIONS