Form 10-Q
period 2003-06-30
COMPUTER HORIZONS CORP
filed 2003-08-14
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003

or

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

☒	☐
Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	☐
Yes	No

As of August 11, 2003 the issuer had 30,472,840 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,057	$59,769
Accounts receivable, net of allowance for doubtful accounts of $8,320 and $7,696 at June 30, 2003 and December 31, 2002, respectively	48,976	56,616
Deferred income taxes	5,867	4,557
Refundable income taxes	—	19,051
Other	5,588	7,219
TOTAL CURRENT ASSETS	131,488	147,212

PROPERTY AND EQUIPMENT	38,522	37,643
Less accumulated depreciation	(29,101)	(26,626)
	9,421	11,017

OTHER ASSETS - NET:
Goodwill	19,590	19,203
Deferred income taxes	10,969	8,020
Other	10,509	8,279
TOTAL OTHER ASSETS	41,068	35,502

TOTAL ASSETS	$181,977	$193,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,722	$10,830
Accrued payroll, payroll taxes and benefits	4,748	4,529
Restructuring reserve	3,877	3,266
Income taxes payable	706	—
Tax benefit reserve	19,600	19,600
Other accrued expenses	3,621	3,408
TOTAL CURRENT LIABILITIES	40,274	41,633

OTHER LIABILITIES	5,993	6,243

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at June 30, 2003 and December 31, 2002 respectively	3,315	3,315
Additional paid-in capital	133,354	133,518
Accumulated comprehensive loss	(3,452)	(4,306)
Retained earnings	17,446	28,255
	150,663	160,782
Less shares held in treasury, at cost; 2,696,434 shares and 2,660,667 shares at June 30, 2003 and December 31, 2002, respectively	(14,953)	(14,927)
TOTAL SHAREHOLDERS’ EQUITY	135,710	145,855

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$181,977	$193,731

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
IT Services	$35,320	60.0%	$54,023	69.9%	$71,503	60.0%	$108,673	69.4%
Solutions Group	18,691	31.8%	19,472	25.2%	38,292	32.2%	40,143	25.6%
Chimes	4,822	8.2%	3,823	4.9%	9,291	7.8%	7,721	4.9%

	58,833	100.0%	77,318	100.0%	119,086	100.0%	156,537	100.0%

COSTS AND EXPENSES:
Direct costs	41,511	70.6%	56,570	73.2%	84,284	70.8%	114,762	73.3%
Selling, general and administrative	17,238	29.3%	21,724	28.1%	35,779	30.0%	47,521	30.3%
Bad Debt Expense	3,478	5.9%	728	0.9%	3,863	3.2%	1,390	0.9%
Restructuring charge	1,949	3.3%	—	0.0%	2,198	1.8%	—	0.0%
Special charges	7,978	13.6%	—	0.0%	7,978	6.7%	—	0.0%

	72,154	122.7%	79,022	102.2%	134,102	112.5%	163,673	104.5%

LOSS FROM OPERATIONS	(13,321)	-22.7%	(1,704)	-2.2%	(15,016)	-12.5%	(7,136)	-4.5%

OTHER INCOME / (EXPENSE):
Gain/(loss) on sale of assets	—	0.0%	—	0.0%	(273)	-0.2%	3,570	2.3%
Loss on investments	—	0.0%	—	0.0%	—	0.0%	(61)	0.0%
Interest income	102	0.2%	259	0.3%	276	0.2%	473	0.3%
Interest expense	(12)	0.0%	(4)	0.0%	(18)	0.0%	(163)	-0.1%

	90	0.2%	255	0.3%	(15)	0.0%	3,819	2.5%

LOSS BEFORE INCOME TAXES	(13,231)	-22.5%	(1,449)	-1.9%	(15,031)	-12.5%	(3,317)	-2.0%

INCOME TAX BENEFIT:
Deferred	(3,719)	-6.3%	(493)	-0.6%	(4,259)	-3.6%	(1,128)	-0.7%

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND MINORITY INTEREST	(9,512)	-16.2%	(956)	-1.3%	(10,772)	-9.0%	(2,189)	-1.3%
Minority Interest	(18)	0.0%	—	0.0%	(37)	0.0%	—	0.0%
Cumulative effect of change in accounting principle (Note 3)	—	0.0%	—	0.0%	—	0.0%	(29,861)	-19.1%

NET LOSS	$(9,530)	-16.2%	$(956)	-1.3%	$(10,809)	-9.0%	$(32,050)	-20.4%

LOSS PER SHARE (BASIC & DILUTED):

Before Cumulative Effect of Change in Accounting Principle	$(0.31)		$(0.03)		$(0.36)		$(0.07)

Cumulative Effect of Change in Accounting Principle	$—		$—		$—		$(0.95)

Net Loss	$(0.31)		$(0.03)		$(0.36)		$(1.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic & Diluted	30,292,000		31,446,000		30,331,000		31,474,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,809)	$(32,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	(4,259)	3,626
Depreciation	2,575	2,333
Provision for bad debts	3,863	1,390
Loss/(Gain) on sale of assets	273	(3,570)
Write off of goodwill	—	29,861
Change in assets and liabilities, net of acquisitions:
Accounts receivable	4,677	13,078
Other current assets	1,631	(2,153)
Assets held for sale	—	(1,929)
Other assets	(3,130)	1,201
Refundable income taxes	19,051	8,525
Accrued payroll, payroll taxes and benefits	219	(1,601)
Accounts payable	(3,108)	(2,737)
Income taxes payable	706	—
Other accrued expenses	1,135	621
Other liabilities	(250)	1,519

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,574	18,114

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(979)	(2,089)
Proceeds received from the sale of assets	149	15,880
Acquisition of assets	(387)	—
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(1,217)	13,791

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - banks, net	—	(10,000)
Stock options exercised	847	336
Purchase of treasury shares	(1,230)	(2,389)
Stock issued on employee stock purchase plan	193	743
NET CASH USED IN FINANCING ACTIVITIES	(190)	(11,310)

Foreign currency losses	121	(321)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,288	20,274

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,769	41,033

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,057	$61,307

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods June 30, 2003 and June 30, 2002

(unaudited)

1.              Basis of Presentation

The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and six months ended June 30, 2003 and June 30, 2002, respectively and the statement of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Company.  The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the respective full years.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “ Accounting for Revenue Arrangements with Multiple Deliverables.”  This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The transition provision allows either prospective application or a cumulative effect adjustment upon adoption.  The Company is currently evaluating the impact of this statement to the Company.

In December 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 148, “Accounting for Stock-Based Compensation – Translation and Disclosure.”  This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.  The Company adopted the disclosure provisions as of December 31, 2002.

The exercise price per share on all options granted may not be less than the fair value at the date of the option grant.  The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as modified by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans.  The Company expects to continue following the guidance under APB 25 for stock based compensation to employees.  Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

		Three Months Ended		Six Months Ended
		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss	As reported	$(9,530)	$(956)	$(10,809)	$(32,050)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(403)	(1,066)	(1,387)	(2,985)

	Pro forma	$(9,933)	$(2,022)	$(12,196)	$(35,035)
Earnings per share
Basic	As reported	$(0.31)	$(0.03)	$(0.36)	$(1.02)
	Pro forma	(0.33)	(0.06)	(0.40)	(1.11)

Diluted	As reported	$(0.31)	$(0.03)	$(0.36)	$(1.02)
	Pro forma	(0.33)	(0.06)	(0.40)	(1.11)

Effective on January 1, 2003 the Company adopted Financial Accounting Standards Board No. 146, “Accounting for Exit or Disposal Activities,” (“SFAS 146”), which supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The new standards require that a liability for a cost associated with an exit or disposal activity, including costs related to terminating a contract that is not a capital lease and the termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not ongoing or an individual deferred-compensation contract, be recognized when the liability is incurred.  Previously, under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan, which may not necessarily meet the definition of a liability.  SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.  The Company adopted SFAS 146 as of January 1, 2003 (See Note 6).

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003, for VIEs created prior to February 1, 2003.  The Company is currently evaluating the impact of this statement to the Company.

3.              Adoption of FAS 142

During the quarter ended June 30, 2002, the Company completed the initial valuation of the carrying value of goodwill existing at January 1, 2002.  As a result a non-cash charge of $29.9 million, or $(0.95) per share was retroactively recorded as the cumulative effect of an accounting change in the six months ended June 30, 2002 statement of operations. For the year ended December 31, 2002 the Company completed a second valuation of the carrying value of the remaining goodwill and it was determined that no further impairment had occurred. The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

Reporting Units	Solutions	IT Services	Education	Chimes	Consolidated
	(in 000’s)
Balance as of December 31, 2002	$19,203	$—	$—	$—	$19,203
Additions to goodwill	387	—	—	—	387

Balance as of June 30, 2003	$19,590	$—	$—	$—	$19,590

The reporting units are equal to, or one level below, reportable segments.  The Company engaged independent valuation consultants to assist with the transitional goodwill and annual impairment tests.

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

The fair value conclusion of the reporting units reflects an appropriately weighted value of the market multiple approach and the income approach discussed above.  As a result of performing steps one and two of the goodwill impairment test, a loss of $29.9 million was recognized in June 2002 and recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations.  There was no income tax effect on the impairment charge as approximately $19 million of the charge related to goodwill in foreign tax jurisdictions where the Company believes it is more likely than not that future taxable income in these jurisdictions will not be sufficient to realize the related income tax benefits associated with the charge.  The remaining $11 million of the charge was related primarily to goodwill that was acquired prior to the ability to deduct goodwill for tax purposes.

Adoption of FAS 142 (continued)

The following pro forma table shows the effect of the cumulative effect of change in accounting principle on the Company’s net loss as follows (in 000’s, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Reported Net Loss	$(9,530)	$(956)	$(10,809)	$(32,050)

Cumulative Effect of Change in Accounting Principle	—	—	—	29,861

Adjusted Net Loss	$(9,530)	$(956)	$(10,809)	$(2,189)

Reported Loss per Share:
Basic & Diluted	$(0.31)	$(0.03)	$(0.36)	$(1.02)

Adjustment for Cumulative Effect of Change in Accounting Principle:
Basic & Diluted	—	—	—	0.95

Adjusted Loss per Share:
Basic & Diluted	$(0.31)	$(0.03)	$(0.36)	$(0.07)

4.              Earnings Per Share

The computation of diluted earnings per share excludes options with exercise prices greater than the average market price.  During 2003, there were 268,246 excluded options with exercise prices between $4.00 and $26.63 per share at June 30.  During 2002, there were 5,742,048 excluded options outstanding at June 30, 2002 with exercise prices between $2.02 and $26.63 per share.

5.              Segment Information

The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations.  IT Services is primarily staffing augmentation.  The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing as well as software and relational database products, up to the time of sale, March 25, 2002, of Princeton Softech Inc.  In the segment information chart below, amounts pertaining to Princeton Softech Inc. for the six months ended June 30, 2002, are included and total: revenues of $2.9 million, gross profit of $2.4 million and an operating loss of $1.9 million.  Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies which, according to Forbes magazine, represent the biggest and most important companies, as measured by sales, profits, assets and market value.  Operating loss consists of loss before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charges, special charges, the write-off of a terminated project and net loss on investments.  These exclusions total expense of $12.9 million and income of $255,000 for the second quarter of 2003 and 2002, respectively and expense of $13.3 million and income of $3.8 million for the first six months of June 30, 2003 and 2002, respectively (see reconciliation of segments operating loss to consolidated loss before income taxes). Corporate services, consisting of general and administrative services are provided to the segments from a centralized location.  Such costs are allocated to the segments based on revenue.

	Three Months Ended		Six Months Ended
(in 000’s)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue:
IT Services	$35,320	$54,023	$71,503	$108,673
Solutions Group	18,691	19,472	38,292	40,143
Chimes	4,822	3,823	9,291	7,721
TOTAL	$58,833	$77,318	$119,086	$156,537

Gross Margin:
IT Services	$7,079	$10,992	$14,249	$21,556
Solutions Group	5,793	6,197	11,999	13,604
Chimes	4,450	3,559	8,554	6,615
TOTAL	$17,322	$20,748	$34,802	$41,775

Operating income / (loss):
IT Services	$(672)	$(215)	$(1,861)	$(1,250)
Solutions Group	1,443	1,043	3,133	(862)
Chimes	(1,101)	(2,532)	(3,048)	(5,024)
TOTAL	$(330)	$(1,704)	$(1,776)	$(7,136)

Assets:
IT Services			$32,304	$48,197
Solutions Group			39,108	43,449
Chimes			12,703	12,235
Corporate and other			97,862	107,560
TOTAL			$181,977	$211,441

Reconciliation of Segments Operating Loss to Consolidated Loss Before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Total Segments Operating Loss	$(330)	$(1,704)	$(1,776)	$(7,136)
Adjustments:
Interest Income	90	255	258	310
Gain/(loss) on sale of assets	—	—	(273)	3,570
Restructuring charges	(1,949)	—	(2,198)	—
Special charges	(7,978)	—	(7,978)	—
Write-off of terminated project	(3,064)	—	(3,064)	—
Net loss on investments	—	—	—	(61)
Total Adjustments:	(12,901)	255	(13,255)	3,819
Consolidated Loss Before Income Taxes:	$(13,231)	$(1,449)	$(15,031)	$(3,317)

6.              Restructuring Charges

During the second quarter of 2003, the Company recorded a restructuring charge of approximately $1.9 million relating to the consolidating and closing of certain facilities in the Canadian subsidiary and the closing of an IT Services’ office in the United States where the Company has decided to go virtual.  The provision includes an accrual relating to the future costs associated with continuing rent on six properties, five of which are in Canada, with rents continuing through 2004, 2006 and 2007.  The closing of these offices resulted in the termination of 20 employees with a severance charge of $697,000.  As of June 30, 2003, $372,000 had been paid in severance to the terminated employees.

	Recorded	Paid	Remaining at June 30, 2003
Lease Obligations:
Canada	$1,100	$(24)	$1,076
United States	36	(16)	20
Total Lease Obligations	$1,136	$(40)	$1,096

Severance:
Canada	$358	$(33)	$325
United States	197	(197)	—
United Kingdom	142	(142)	—
Total Severance:	$697	$(372)	$325

General Office Closure:
Canada	$116	$(2)	$114

Total	$1,949	$(414)	$1,535

During the fourth quarter of 2002, the Company recorded a restructuring charge of $2.8 million pertaining to 2002 office closings.  During the second quarter of 2003, half of the rent for one office closing was reversed after the rent was negotiated at a lower rate for half the building.

	Remaining at December 31, 2002	Paid	Reversed	Remaining at June 30, 2003
Lease Obligations:
United States	$2,483	$(695)	$(25)	$1,763

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

At December 31, 2000, the Company recorded a write-down of goodwill of $7.2 million for the shutdown of ESG. In addition, a non-cash charge writing down goodwill of $26 million and purchased software of $6.9 million was recorded, in the fourth quarter of 2000, in connection with the write-down of assets held for sale to realizable value.  The closing of IT Services’ and Solutions’ offices resulted in the termination of 90 employees with a severance charge of $1.3 million.  As of June 30, 2003, $1,164,000 had been paid in severance to the terminated employees.  The balance remaining at June 30, 2003 includes continuing rent on six properties terminating in 2003, 2004 and 2005.

	Remaining at Dec. 31, 2002	Paid	Remaining at June 30, 2003
Severance:
United States	$1	$(1)	$—

Lease Obligations:
United States	$294	$(114)	$180

Total	$295	$(115)	$180

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

During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million.  This credit resulted primarily from the earlier than expected occupancy of two abandoned properties that were part of the 1999 restructuring reserve and the reversal of an over accrual of employee severance benefits due to terminated employees in the United Kingdom and Canada.  The remaining balance at June 30, 2003 includes continuing rent on one property with the lease terminating in 2005.

	Remaining at Dec. 31, 2002	Paid	Remaining at June 30, 2003
Lease Obligations:
United States	$488	$(89)	$399

7.              Comprehensive Income / (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No.130”), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three and six months ended June 30, 2003 and June 30, 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Comprehensive Loss:

Net Loss	$(9,530)	$(956)	$(10,809)	$(32,050)
Other comprehensive income/(loss) – foreign currency adjustment	135	80	120	(322)
Unrealized gain on SERP investments	943	—	733	—
Comprehensive Loss	$(8,452)	$(876)	$(9,956)	$(32,372)

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

9.              Sale of Subsidiaries

On February 14, 2003, the Company sold the business and net assets of Computer Horizons e-Solutions (Europe) Limited, (“Solutions UK”) to Systems Associates Limited for 92,822 British Sterling Pounds (approximately US$ 145,500).  The loss from the transaction was $273,000.

On March 25, 2002, the Company sold the net assets of Princeton Softech to Apax Partners, Inc. and LLR Partners, for cash of $16 million, including amounts held in escrow of $1.5 million. The gain from the transaction was initially estimated as $3.6 million and was adjusted in the fourth quarter of 2002 to $3.2 million due to a purchase price adjustment.  During the second quarter of 2003, the Company received approximately $748,000 of the escrow.  The results of operations are included in the consolidated financial statements through February 28, 2002 within the Solutions group.

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

10.       Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  As of the filing of this report, the Company had repurchased, in the open market, 3,114,900 shares of its stock at an average price of $3.47 per share for an aggregate purchase amount of $10.8 million.  As of June 30, 2003 the remaining authorization for repurchase is approximately 93,000 shares.

11.       Asset-Based Lending Facility

On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit.  This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables.  The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent.  As of June 30, 2003, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balances, $15.9 million was available for borrowing as of June 30, 2003.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $62,000 and $68,000 for the six-month periods ended June 30, 2003 and 2002, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

12.       Tax Benefit Reserve

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the “Act”) was enacted into law.

This Act contained many economic and tax incentives, including the extension of the carryback period for losses arising in years ending during 2001 and 2002 to five years from the previous two year carryback rule.  As a result, the Company’s tax refund claim of approximately $10 million at December 31, 2001 was increased to approximately $30 million.  The additional refund amount of $20 million was received in January 2003.

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

The Internal Revenue Service is currently examining the Company’s federal income tax returns for the years ended December 31, 2001 and 2000, along with its federal refund claims for the calendar years 1996 through 1999.  The additional refund amount received in January 2003 is shown as a liability until the audit is completed.

13.       Special Items

During the second quarter of 2003, the Company incurred special charges of $8.0 million consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral proposal and activities of Aquent.  The Company also incurred a restructuring expense of $1.9 million relating primarily to the closing of facilities in Canada.  In addition, the Company terminated a contract with a customer for financial reasons and recorded a write-off of approximately $3.1 million.

14.       Subsequent Events

On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. (“RGII”).  The purchase price included an up-front cash payment of approximately $19 million including the $18 million purchase price and $913,000 working capital adjustment along with an adjustable note with a face value of $10 million that is payable over three years.  The ultimate value of the note will be based on RGII’s performance against profitability objectives.  Additionally, the Company paid two note payables of $1.5 million and $644,000 and a line of credit payment of $2.0 million.  The Company also entered into employment agreements with the former shareholder and employees of RGII and has agreed to issue over a three-year period an aggregate of 600,000 options to purchase shares of Computer Horizons stock.  The Company is in process of finalizing the allocation of the purchase price to assets and liabilities acquired and has engaged valuation consultants to assist in this process.  Audited historical financial statements of RGII together with applicable pro forma financial information will be filed with the SEC by mid-September 2003.

15.       Aquent/Legal Matters

On April 15, 2003, the Company received an unsolicited proposal from Aquent, LLC, a privately held professional services firm, to acquire all of the outstanding common stock of the Company for $5.00 per share in cash, subject to a number of conditions.  On May 2, 2003, the Board of Directors announced that after a thorough review, the Aquent purported offer was inadequate and not in the best interest of all of its shareholders.

These matters are continuing and the ultimate outcome is uncertain.  For a more complete description of these activities, please see Part II, Item 1 – Legal Proceedings of this Form 10-Q filing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2003 and June 30, 2002

FORWARD-LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended.  Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission (SEC).  Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements.  Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements.  Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company’s services, the availability of qualified professional staff, and price and wage inflation.

RESULTS OF OPERATIONS

Revenues.  Revenues decreased to $58.8 million in the second quarter of 2003 from $77.3 million in the second quarter of 2002, a decrease of $18.5 million or 23.9%.  Revenues decreased to $119.1 million in the first six months of 2003 from $156.5 million in the first six months of 2002, a decrease of $37.4 million or 23.9%.

Solutions Group revenues decreased to $18.7 million in the second quarter of 2003 from $19.5 million in the second quarter of 2002, a decrease of $800,000 or 4.1%.  The decrease in Solutions Group revenues is the net result of a reduction in average bill rates of approximately 18%, offset by an increase of 17% in consultant headcount.  Solutions Group revenues decreased to $38.3 million in the first six months of 2003 from $40.1 million in the first six months of 2002, a decrease of $1.8 million or 4.5%.  The decrease in Solutions Group revenues is primarily attributable to the revenue decline experienced by a business unit held for sale, Princeton Softech, Inc., which was sold by the Company on March 25, 2002.  For the first six months of 2002, Princeton Softech, Inc. revenues totaled $2.9 million, with a gross profit of $2.4 million, SG&A expenses of $4.3 million, totaling a $1.9 million operating loss.  Solutions Group revenues, excluding the operations of the business units held for sale, increased by $1.1 million or 3.0% for the first six months of 2003.  This increase is attributable to a 17% increase in consultant headcount, offset by a 16% reduction in average bill rates.

IT Services revenues decreased to $35.3 million in the second quarter of 2003 from $54.0 million in the second quarter of 2002, a decrease of $18.7 million or 34.6%.  IT Services revenues decreased to $71.5 million in the first half of 2003 from $108.7 million in the first half of 2002, a decrease of $37.2 million or 34.2% which is attributable to the softness in the IT Staffing business.  The decrease in IT Services revenue for the quarter and the first six months, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy.  For the first six months, IT Services consultant average headcount decreased by 22%.  The balance of the decrease in revenue is attributable to a reduction in average bill rates. The Company does not anticipate any growth during the remainder of 2003 in IT Services headcount levels unless IT spending increases.

Chimes revenue increased to $4.8 million in the second quarter of 2003 from $3.8 million in the second quarter of 2002, an increase of $1.0 million, or 26.3%.  Chimes revenue, for the first six months of 2003, increased to $9.3 million from $7.7 million, an increase of $1.6 million or 20.8% for the comparable period of 2002.  This increase in Chimes revenue is primarily due to the addition of new customers in this segment.

Direct Costs.  Direct costs decreased to $41.5 million and $84.3 million in the second quarter and first half of 2003, respectively, from $56.6 million and $114.8 million in the comparable periods of 2002.  Gross margin, revenues less direct costs, increased to 29.4% in the second quarter of 2003 from 26.8% in the same period of 2002.  Gross margin increased to 29.2% in the first six months of 2003 from 26.7% in the same period of 2002.

Excluding the asset held for sale, Princeton Softech, Inc., in the first six months of 2002, direct costs decreased to $84.3 million in the first half of 2003 from $114.3 million in the same period of 2002.  Gross margin increased to 29.2% in the first six months of 2003 from 25.2% in the comparable period of 2002.

The Company’s gross margin improvement is primarily attributable to the  change in the revenue mix among the Company’s business segments.  Chimes and the Solutions Group are higher gross margin businesses than the Company’s IT Services segment.  For the first six months of 2003, Chimes and Solutions Group revenue totaled 40.0% of consolidated revenue, compared to 30.6% of consolidated revenue for the comparable period in 2002.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $30.6 million and $49.8 million in the second quarter and first half of 2003, respectively, from $22.5 million and $48.9 million in the comparable periods of 2002.  As a percentage of revenue, the Company’s SG&A expenses were 52.1% and 41.8% in the second quarter and first half of 2003, respectively; an increase from 29.0% and 31.2% in the comparable periods of 2002.  The increase in the second quarter of 2003 SG&A expenses included a special charge of $8.0 million, or 13.6% of revenue, consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral proposal and activities of Aquent, LLC, restructuring charges of $1.9 million, or 3.3% of revenue, for terminated leases ($1.1 million), severance ($697,000) and general office closure expense ($116,000) relating primarily to the closing of facilities in Canada.  In addition, the Company terminated a contract with a customer for financial reasons and recorded a write-off of approximately $3.1 million, or 5.2% of revenue, in bad debt expense.  This increase was partially offset by a decrease in SG&A salaries and fringe, with SG&A headcount decreasing 26% from approximately 625 at June 30, 2002 to approximately 460 at June 30, 2003.  In addition, office rent expense decreased as a result of office closings.  The expenses in the first half of 2003 included an additional restructure expense of $249,000 in severance and the expenses in the first half of 2002 included assets held fore sale (Princeton Softech, Inc.) of $4.3 million, or 7.3% of revenue.

Loss from Operations.  The Company’s loss from operations totaled $13.3 million in the second quarter of 2003, a decline of $11.6 million, from a loss of $1.7 million in the second quarter of 2002.  Operating margins were a loss of 22.7% in the second quarter of 2003 as compared to a loss of 2.2% in the second quarter of 2002.  This increase in the loss from operations in 2003 included a special charge of $8.0 million, or 13.6% of revenue, consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral proposal and activities of Aquent, restructuring charges of $1.9 million, or 3.3% of revenue, relating primarily to the closing of facilities in Canada and a special bad debt charge of approximately $3.1 million, or 5.2% of revenue, due to the write-off of a terminated contract with a customer for financial reasons.  The composition of the operating loss, excluding the special items in 2003, included a loss of $672,000 in IT Services, profit of $1.4 million in the Solutions Group and a loss of $1.1 million in Chimes.  This compares to the operating loss of $1.7 million in the second quarter of 2002, consisting of a loss of $215,000 in IT Services, profit of $1.0 million in the Solutions Group and a loss of $2.5 million in Chimes.

The Company’s loss from operations totaled $15.0 million in the first six months of 2003, a decline of $7.9 million, from a loss of $7.1 million in the comparable period of 2002.  The increase in the loss from operations in 2003 was due to a special charge of $8.0 million, or 6.7% of revenue, consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral proposal and activities of Aquent, restructuring charges of $2.2 million, or 1.8% of revenue, relating primarily to the closing of facilities in Canada and a special bad debt charge of $3.1 million, or 2.6% of revenue, due to the write-off of a terminated contract with a customer for financial reasons.  The loss from operations in 2002 included the loss from operations of the asset held for sale, Princeton Softech, Inc., of $1.9 million, or 1.2% of revenue.  The composition of the 2003 operating loss, excluding the special items noted above, included a loss of $1.9 million in IT Services, profit of $3.1 million in the Solutions Group and a loss of $3.0 million in Chimes.  This compares to the operating loss of $5.2 million in the first half of 2002 (Excluding operations of Princeton Softech, Inc.), consisting of a loss of $1.4 million in IT Services, profit of $1.2 million in the Solutions Group and a loss of $5.0 million in Chimes.

Other Income/(Expense).  Other income was $90,000 in the second quarter of 2003, compared to other income of $255,000 in the comparable period of 2002.  This decrease of other income during the second quarter of 2003 was due to decreased interest income primarily resulting from lower interest rates on cash investments.  Other expense was $15,000 in the first six months of 2003, compared to other income of $3.8 million in the comparable period of 2002.  This difference was due to the gain on the sale of Princeton Softech in 2002 totaling $3.6 million, and a decrease in interest income in 2003 of approximately $200,000 as a result of lower interest rates.

Provision for Income Taxes.  The effective tax rates for Federal, state and local income taxes were 28% for the second quarter and first six months of 2003 compared with 34% for the comparable periods of 2002.  The decrease in the effective tax rates was primarily attributable to valuation allowances recorded for state and foreign net operating loss carryovers.

Net Loss.  Net loss for the second quarter of 2003 was $9.5 million, or $0.31 loss per diluted share, compared to net loss of $956,000, or $0.03 loss per diluted share for the second quarter of 2002, an increase of $8.5 million.  The effect of special charges, restructuring charges and the write-off of a terminated project amounted to $0.31 loss per share, net of taxes, in the second quarter of 2003.  For the first half of 2003, the net loss was $10.8 million, or $0.36 loss per diluted share, compared to a net loss of $32.1 million, or $1.02 loss per diluted share for the first half of 2002.  The net loss in the first half of 2002 includes a charge for the cumulative effect of change in accounting principle of $29.9 million, or $0.95 per share, net of taxes, and operations of assets held for sale and the gain on sale of assets which amounted to $1.1 million, or $0.03 loss per share, net of taxes.

Liquidity and Capital Resources

At June 30, 2003, the Company had approximately $91 million in working capital, of which $71.1 million was cash and cash equivalents.

Net cash provided by operating activities in the first six months of 2003 was $12.6 million, consisting primarily of the tax refund received.

Net cash used in investing activities in the first six months of 2003 was $1.2 million, consisting primarily of capital expenditures and the purchase of Westfield-India.

Net cash used in financing activities in the first six months of 2003 was $190,000 primarily consisting of the repurchase of treasury shares.  In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  As of the filing of this report, the Company had repurchased, in the open market, 3,114,900 shares of its stock at an average price of $3.47 per share for an aggregate purchase amount of $10.8 million.  As of June 30, 2003, the remaining authorization for repurchase is approximately 93,000 shares.

At June 30, 2003, the Company had a current ratio position of 3.3 to 1. The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next year.

On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit.  This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables.  The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent.  As of June 30, 2003, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balances, $15.9 million was available for borrowing as of June 30, 2003.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $62,000 and $68,000 for the six-month periods ended June 30, 2003 and 2002, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

Subsequent Events

On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. (“RGII”).  The purchase price included an up-front cash payment of approximately $19 million including the $18 million purchase price and $913,000 working capital adjustment along with an adjustable note with a face value of $10 million that is payable over three years.  The ultimate value of the note will be based on RGII’s performance against profitability objectives.  Additionally, the Company paid two note payables of $1.5 million and $644,000 and a line of credit payment of $2.0 million.  The Company also entered into employment agreements with the former shareholder and employees of RGII and has agreed to issue over a three-year period an aggregate of 600,000 options to purchase shares of Computer Horizons stock.  The Company is in process of finalizing the allocation of the purchase price to assets and liabilities acquired and has engaged valuation consultants to assist in this process.  Audited historical financial statements of RGII together with applicable pro forma financial information will be filed with the SEC by mid-September 2003.

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  Leases are short term in nature and non-capital.  The following table summarizes all commitments under contractual obligations as of June 30, 2003:

	Obligation Due
	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
	(in 000’s)
Operating leases	$10,663	$3,995	$5,481	$1,173	$14
Other long-term	5,993	942	—	—	5,051

Total Cash Obligations	$16,656	$4,937	$5,481	$1,173	$5,065

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “ Accounting for Revenue Arrangements with Multiple Deliverables.”  This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The transition provision allows either prospective application or a cumulative effect adjustment upon adoption.  The Company is currently evaluating the impact of this statement to the Company.

In December 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 148, “Accounting for Stock-Based Compensation – Translation and Disclosure.”  This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.  The Company adopted the disclosure provisions as of December 31, 2002.

The exercise price per share on all options granted may not be less than the fair value at the date of the option grant.  The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as modified by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans.  The Company expects to continue following the guidance under APB 25 for stock based compensation to employees and has therefore included the disclosure requirements of FASB 148 in the accompanying financial statements.

Effective on January 1, 2003 the Company adopted Financial Accounting Standards Board No. 146, “Accounting for Exit or Disposal Activities,” (“SFAS 146”), which supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The new standards require that a liability for a cost associated with an exit or disposal activity, including costs related to terminating a contract that is not a capital lease and the termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not ongoing or an individual deferred-compensation contract, be recognized when the liability is incurred.  Previously, under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan, which may not necessarily meet the definition of a liability.  SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.  The Company adopted SFAS 146 as of January 1, 2003 (See Note 6).

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003, for VIEs created prior to February 1, 2003.  The Company is currently evaluating the impact of this statement to the Company.

Item 4.             Control and Procedures

Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   Other Information

Item 1.  Legal Proceedings

On April 29, 2003, the Company filed an action in the United States District Court for the District of New Jersey (the “New Jersey action”) against Aquent LLC, seeking (i) to enjoin Aquent from disseminating false and misleading proxy materials and press releases in support of its two nominees for director positions in connection with the Company’s May 14, 2003 Annual Meeting; (ii) to invalidate any proxies secured by Aquent through the use of unlawful proxy solicitation materials; and (iii) to require Aquent to disseminate corrective disclosure that not only amended the false and misleading proxy materials but also advised CHC shareholders how Aquent’s solicitations had violated the securities laws.  The court held that Aquent’s proxy materials contained statements that were material and misleading.  However, the court did not invalidate any proxies and permitted Aquent to disseminate a supplement with new text along with the old proxy materials, which contained the misleading statements.  On May 30, 2003, the Company filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit, contending, among other things, that the corrective disclosure ordered by the United States District Court was inadequate and not in compliance with federal securities laws.

On May 27, 2003, the Company brought an action in the Supreme Court of the State of New York, New York County (the “New York action”), seeking an order invalidating votes for directors Karl Meyer and Robert Trevisani cast at the Annual Meeting by stockholders of record who sold their shares between the record date and the date of the Annual Meeting.  The court in the New York action denied temporary restraints but on June 11, 2003, deferred ruling on the Company’s application for preliminary injunctive relief pending discovery and trial.

On or about June 2, 2003, Aquent filed a counterclaim in the New Jersey action against the Company and William J. Murphy, the Company’s President and Chief Executive Officer, alleging breaches of fiduciary duty and seeking to enjoin the Company from delaying the continuation of the Annual Meeting — at which the certified election results would be accepted – or otherwise interfering with the seating of the newly elected directors.  Aquent also sought attorneys’ fees and costs.  On or about June 20, 2003, Aquent filed an amended counterclaim in the New Jersey action, alleging breach of the duty of care and the duty of loyalty, waste of corporate assets, and violation of the proxy rules under Section 14(a) of the Securities Exchange Act of 1934 and seeks attorneys’ fees and costs.  The Company has filed an answer denying Aquent’s allegations.

On or about July 15, 2003, Aquent filed an Order to Show Cause in the New Jersey action, challenging an amendment to the Company’s by-laws the Board of Directors adopted on June 30, 2003.  The by-law amendment specifies (a) that any request for a special meeting of shareholders must set a date for the meeting not fewer than seventy-five (75) nor more than ninety (90) days after the date on which the request is received; (b) that any such request shall be ineffective, and any special meeting cancelled, if the shareholder(s) who sign the request is/are not the holder(s) of the beneficial interest of 10% or more of the Company’s issued and outstanding shares on each of the following dates:   the date such request is mailed; the record date for the meeting (to be fixed by the Board within five business days after the receipt of the request); and the date of the meeting; and (c) that any such request for a special meeting shall be or become ineffective, and any meeting called or noticed pursuant thereto shall be cancelled, if such request or any solicitation therefore is not made in compliance with applicable law.  The court took testimony in the New Jersey action on August 7, 2003 and has directed the parties to submit additional briefs on the issues.

Item 4.             Submission of Matters to a Vote of Security Holders

On May 14, 2003, the Company held its Annual Meeting of Stockholders.

(1)  The following directors were elected to serve on the Company’s Board of Directors.

	For	Withhold
William J. Murphy	18,227,321	279,928

William M. Duncan	17,944,557	673,379

Earl L. Mason	17,883,186	734,750

William J. Marino	17,707,502	910,434

Karl L. Meyer	9,159,186	40,698

Robert A. Trevisani	9,159,186	40,698

(2)  The appointment of Grant Thornton LLP as independent auditors of the Company for fiscal year 2003 was ratified.

For:	9,203,247

Against:	273,664

Abstain:	52,671

(3)  The Company’s 1991 Director’s Stock Option Plan was amended to extend the term of the plan to March 4, 2007.

For:	8,544,720

Against:	928,617

Abstain:	56,245

(4)  The issuance of 903,404 shares of the Company’s common stock previously issued under the Company’s Employee Stock Purchase Plan was ratified and the Company’s Employee Stock Purchase Plan was amended to reserve an additional 3,500,000 shares (inclusive of the 903,404 shares) of the Company’s common stock under such Employee Stock Purchase Plan.

For:	8,674,014

Against:	772,096

Abstain:	83,472

(5)  The Company’s By-Laws were amended to authorize special meetings to be called by persons who own, individually or in the aggregate, 10% or more of the Company’s outstanding common stock.

For:	13,050,936

Against:	4,501,170

Abstain:	73,443

Item 6.             Exhibits and Reports on Form 8-K

a)              Exhibits

31.1	–	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	–	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	–	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	–	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

b)             Reports on Form 8-K

A report on Form 8-K was filed on June 30, 2003, reporting that on June 30, 2003 the Board of Directors of Computer Horizons Corp. approved the addition of Article I, Section 3A as an amendment to the Company’s By-Laws.

A report on Form 8-K was filed on June 4, 2003, reporting the issuance of a press release stating that it reconvened its annual meeting and seated a slate of six directors, consisting of four incumbent directors and two directors proposed by a dissident shareholder.  The Company also announced that it was moving ahead on legal proceedings challenging the outcome of the annual meeting vote and that the shareholders had approved an amendment to its by-laws so as to permit shareholders holding 10% or more of the Company’s independent auditors; approved an amendment to the Company’s 1991 Directors Stock Option Plan; ratified the issuance of 903,404 Company shares under the Company’s Employee Stock Purchase Plan and approved a further amendment thereto to reserve an additional 3,500,000 shares (inclusive of the 903,404 shares).

A report on Form 8-K was filed on April 30, 2003, reporting the issuance of a press release reporting the financial results of Computer Horizons for its first fiscal quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	August 14, 2003	/s/ William J. Murphy
William J. Murphy, President and CEO
(Principal Executive Officer)

DATE:	August 14, 2003	/s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

DATE:	August 14, 2003	/s/ Kristin Evins
Kristin Evins,
Controller
(Principal Accounting Officer)