Form 10-K/A
period 2002-12-31
COMPUTER HORIZONS CORP
filed 2003-08-28
CIK 23019

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A
                                  AMENDMENT NO. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part HI of this Form 10-K or any amendment to this Form. 1O-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $158,700,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 26, 2003 were 30,286,125 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     There is incorporated herein by reference the registrant's (i) portions of the Annual Report to Shareholders for the year ended December 3l, 2002, in
Part II of this Report and (ii) portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 10, 2003, in Part III hereof.

                                 EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2002 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have refiled our annual report on Form 1O-K in its entirety with the applicable changes.

                                     PART I
Item 1.  BUSINESS

GENERAL


     Computer Horizons Corp., or CHC, is a strategic human capital management and professional services company with more than thirty-six years of experience, specifically in information technology. As a systems integration and managed services company, CHC enables companies to maximize technology investments. By leveraging its IT services' business and proprietary technology through Chimes, CHC is enabling its Global 2000 customer base, which according to Forbes magazine, represents the biggest and most important companies, as measured by sales, profits, assets and market value, to align and integrate business planning with human resource management across an enterprise's business functions.


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


     (1) IT Services: CHC's IT Services Group provides highly skilled software professionals to augment the internal information management staffs of major corporations. The Company offers its clients a just-in-time solution to supply their staffing needs from among the Company's over 1,500 IT professionals. Customers are serviced through the Company's branch network of offices in the United States and Canada, and virtually through Chimes. The customer is responsible for managing and supervising our software professionals. In addition, gross margins in this business area are significantly less than Solutions services. Revenue for the IT Services Group is recognized as services are rendered on a time and material basis. Hourly or daily rates are determined in advance and agreed to with the customer. Time worked is documented in various forms using the applicable timekeeping process (i.e. the client's or the Company's timekeeping systems).

     (2) Solutions: CHC Solutions Group (including CHC Healthcare Solutions and CHC's training/education practice) is an e-Business Solutions provider, enabling enterprises to build business-critical and highly scalable solutions. The Company offers a comprehensive list of integrated solutions including e-business strategy and assessment; HIPAA compliance; on shore, near-shore and offshore outsourcing; e-procurement solutions for human capital; enterprise network management; web architecture design; hosting and integration; application development; customer relationship management (CRM); project management; systems integration; networking services and education/training. CHC is responsible for the project management and supervision. Generally, the gross margins in this business division are higher than that of the IT Services division. Revenues in the Solutions Group are also recognized as services are performed under either time and material or a fixed fee basis. However, adjustments are made if necessary to reflect progress against milestones or deliverables.


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

Item 6.   SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:


                                               2002            2001            2000            1999           1998
                                           ------------    ------------    ------------    ------------   ------------
                                              --------(dollar amounts in thousands, except per share data)--------
Revenues                                   $    297,115    $    400,784    $    445,479    $    534,594   $    514,921

Costs and expenses:
Direct costs                                    216,181         281,576         312,815         365,310        326,795
Selling, general and administrative              86,347         125,435         143,691         127,720        107,829
Bad debt expense                                  4,996           3,397          26,452           3,367          1,676
Amortization of intangibles                          --           2,695           7,434           6,202          3,530
Restructuring charges                             2,515           1,048           1,166           6,355             --
Write-down of assets held for sale                   --           5,473          40,362              --             --
Merger-related expenses                              --              --              --              --          4,272
                                           ------------    ------------    ------------    ------------   ------------
Income / (loss) from operations                 (12,924)        (18,840)        (86,441)         25,640         70,819
                                           ------------    ------------    ------------    ------------   ------------

Other income / (expense):
Gain/(loss) on sale of assets                     5,890          (3,197)             --              --             --
Net (loss) / gain on investments                    (61)             90              --              --             --
Interest income                                     928           2,293             620           1,353          5,334
Interest expense                                   (174)         (1,944)         (1,825)         (1,355)          (750)
Equity in net earnings of joint venture              --              --              --              --            (90)
Gain on sale of joint venture                        --              --              --              --          4,180
                                           ------------    ------------    ------------    ------------   ------------

Income / (loss) before income taxes              (6,341)        (21,598)        (87,646)         25,638         79,493

Income taxes / (benefit)                          1,869          (7,148)        (29,819)         11,013         35,906
                                           ------------    ------------    ------------    ------------   ------------

Income / (loss) before cumulative effect
  of change in accounting principle              (8,210)        (14,450)        (57,827)         14,625         43,587
Minority interest                                    35              --              --              --             --
Cumulative effect of change in accounting
  principle                                     (29,861)             --              --              --             --
                                           ------------    ------------    ------------    ------------   ------------

Net income / (loss)                        $    (38,036)   $    (14,450)   $    (57,827)   $     14,625   $     43,587
                                           ============    ============    ============    ============   ============

Earnings / (loss) per share:
Basic                                      $      (1.22)   $      (0.45)   $      (1.83)   $       0.47   $       1.41
                                           ============    ============    ============    ============   ============

Diluted                                    $      (1.22)   $      (0.45)   $      (1.83)   $       0.46   $       1.35
                                           ============    ============    ============    ============   ============

Weighted average number of shares
 outstanding:
Basic                                        31,243,000      31,911,000      31,656,000      30,940,000     30,925,000
                                           ============    ============    ============    ============   ============

Diluted                                      31,243,000      31,911,000      31,656,000      31,647,000     32,230,000
                                           ============    ============    ============    ============   ============

                                                                           December 31,
                                               2002            2001            2000            1999           1998
                                           ------------    ------------    ------------    ------------   ------------
                                              --------(dollar amounts in thousands, except per share data)--------
Analysis (%)
Revenues                                          100.0%          100.0%          100.0%          100.0%         100.0%
Gross margin                                       27.2            29.7            29.8            31.7           36.6
  Selling, general and administrative              29.1            31.3            32.3            23.9           20.9
  Bad debt expense                                  1.7             0.8             5.9             0.6            0.3
  Amortization of intangibles                        --             0.7             1.7             1.2            0.7
  Restructuring charges                             0.8             0.2             0.3             1.2             --
  Write-down of assets held for sale                 --             1.4             9.0              --             --
  Merger-related expenses                            --              --              --              --            0.8
                                           ------------    ------------    ------------    ------------   ------------
Income / (loss) from operations                    (4.4)           (4.7)          (19.4)            4.8           13.8
  Gain / (loss) on sale of assets                   2.0            (0.8)             --              --             --
  Interest income / (expense) - net                 0.3             0.1            (0.3)             --            0.9
  Gain on sale of joint venture                      --              --              --              --            0.8
                                           ------------    ------------    ------------    ------------   ------------
Income / (loss) before income taxes                (2.1)           (5.4)          (19.7)            4.8           15.5
Income taxes / (benefit)                            0.6            (1.8)           (6.7)            2.1            7.0

Income / (loss) before cumulative effect of
  change in accounting principle                   (2.7)           (3.6)          (13.0)            2.7            8.5

Cumulative effect of change in accounting
  principle                                       (10.1)             --              --              --             --
                                           ------------    ------------    ------------    ------------   ------------

Net income / (loss)                               (12.8)           (3.6)          (13.0)            2.7            8.5
                                           ============    ============    ============    ============   ============

Revenue growth / (decline) YOY                    (25.9)          (10.0)          (16.7)            3.8           47.0
Net income growth / (decline)YOY                 (163.2)           75.0          (495.4)          (66.4)          77.7
Return on equity, average                         (22.7)           (7.3)          (24.6)            5.7           20.2
Effective tax rate                                 29.5            33.1            34.0            43.0           45.2

Consolidated Balance Sheet Data:
At year-end
Total assets                               $    193,731    $    237,721    $    269,396    $    347,994   $    296,052
Working capital                                 100,656         115,747         134,472         129,857        158,760
Long-term debt                                       --              --              --           4,100             --
Shareholders' equity                            145,855         189,855         207,924         262,652        246,534

Other Data:
Stock price                                $       3.27    $       3.21    $       2.44    $      16.19   $      26.63
P/E multiple                                        N/A             N/A             N/A              34             19

Employees                                         2,800           3,313           4,186           4,149          4,834
Clients (during year)                               905             879             800             785            768
Offices (worldwide)                                  36              52              43              50             55

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

REVENUE RECOGNITION


For the IT Services division revenues are recognized as services are performed under time-and-material contracts. Under a typical time and materials billing arrangement, our customers are billed on a regularly scheduled basis, such as biweekly or monthly. At the end of each accounting period, revenue is estimated and accrued for services performed since the last billing cycle. These unbilled amounts are billed the following month.

The Solutions Group recognizes revenue either on a time and material basis or on a fixed fee basis, however, principally on a time and material basis.
For fixed-fee contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. Each fixed fee contract has different terms, milestones and deliverables. The milestones and deliverables primarily relate to the work to be performed and the timing of billing. If it becomes apparent that estimated cost will be exceeded, an adjustment will be made. The cumulative effect of revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the impact of any revisions become known.

Approximately 93% and 97% of consolidated revenue in 2002 and 2001, respectively, was derived from time-and-material contracts.

Unbilled accounts receivable, in the IT Services and Solutions Group, represent amounts recognized as revenue based on services performed in advance of customer billings principally on a time and material basis. At the end of each accounting period, revenue is accrued for services performed since the last billing cycle. These unbilled amounts are billed the following month. Costs and estimated earnings in excess of billings on fixed fee contracts arise when percentage of completion accounting is used. Such amounts are billed at specific dates or at contract completion.

The Company's Chimes subsidiary recognizes revenue on a transaction fee basis. The Chimes service offering aggregates the suppliers of temporary workers to the customer and renders one invoice to the customer. Upon payment from the customer, Chimes deducts a transaction fee and remits the balance of the client payment to the applicable vendor. Chimes recognizes only their fee for the service, not the aggregate billing to the customer. The gross amount of the customer invoicing is not considered revenue or receivable to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the vendor until paid by the customer.


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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001
REVENUES


Consolidated revenue decreased to $297.1 million in the year ended December 31, 2002 from $400.8 million in the year ended December 31, 2001, a decrease of $103.7 million, or 25.9%.

Solutions Group revenues, which included revenue from assets held for sale of $2.9 million for Princeton in 2002, and $29.0 million for Princeton and $11.5 million for Eb Networks in 2001, decreased to $79.3 million in the year ended December 31, 2002 from $116.9 million in the year ended December 31, 2001, a decrease of $37.6 million or 32.2%. The Solutions Group revenue, excluding the revenue of Princeton in 2002 and Princeton and EBN in 2001 remained flat at $76.4 million in the year ended December 31, 2002 and December 31, 2001, respectively.

IT Services revenues decreased to $201.3 million in the year ended December 31, 2002 from $274.4 million in the year ended December 31, 2001, a decrease of $73.1 million or 26.6%. The decrease in IT Services revenue of $73.1 million is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy. For the year ended December 31, 2002, IT Services consultant average headcount decreased by 24%. The balance of the decrease in revenue is primarily attributable to a reduction in average bill rates. The Company does not anticipate any growth during 2003 in IT Services from the year-end 2002 headcount levels unless the economy recovers and IT spending increases.

Chimes revenue increased to $16.5 million in the year ended December 31, 2002, from $9.5 million in the year ended December 31, 2001, an increase of $7 million, or 73.7%. This increase was primarily due to new customers, partially offset by a decrease in revenue at certain existing customers because of their reduction in temporary workers.


DIRECT COSTS

Direct costs decreased to $216.2 million in the year ended December 31, 2002 from $281.6 million in the year ended December 31, 2001. Gross margin decreased to 27.2% in the year ended December 31, 2002 from 29.7% in the year ended December 31, 2001.


Direct costs, excluding $494,000 of direct expense from Princeton in 2002 and $6.3 million of direct expense from Princeton and $7.3 million from EBN in 2001, decreased to $215.7 million in the year ended December 31, 2002 from $268.0 million in the year ended December 31, 2001. Gross margins excluding these expenses in both years increased to 26.7% in the year ended December 31, 2002 from 25.6% in the year ended December 31, 2001.

This increase in gross margins was primarily attributable to the increase in higher margin business, primarily in Chimes.


SELLING, GENERAL, AND ADMINISTRATIVE


Selling, general and administrative expenses (excluding amortization expense, restructuring charges and the write-down of assets held for sale) decreased to $91.3 million, or 30.7% of revenue, in the year ended December 31, 2002 from $128.8 million, or 32.1% of revenue, in the year ended December 31, 2001, a decrease of $37.5 million or 29.1%.

Selling, general and administrative expenses (excluding assets held for sale of $4.3 million expense for Princeton in 2002 and $28.4 million for Princeton and $5.3 million for EBN in 2001, amortization expense, restructuring charges and the write-down of assets held for sale) decreased to $87.0 million, or 29.3% of revenue, in the year ended December 31, 2002 from $95.1 million or 23.7% of revenue in the year ended December 31, 2001, a decrease of $8.1 million or 8.5%.

The decrease in selling, general and administrative expenses was primarily attributable to cost reductions in the IT Services group, the Solutions group and Corporate, primarily related to a reduction in SG&A salaries and fringe benefits, with average headcount decreasing 37% from approximately 675 at December 31, 2001 to approximately 424 at December 31, 2002. In addition, office rent expense decreased as a result of office closings. The decreases were offset by a $3.5 million increase in Chimes as the Company continues to invest in this subsidiary. Chimes average headcount increased 21% from approximately 168 at December 31, 2001 to 204 at December 31, 2002.


RESTRUCTURING CHARGES / (CREDITS)


During the fourth quarter of 2002, the Company recorded a restructuring charge of $2.8 million pertaining to 2002 office closings, along with a reversal of $192,000 of the previously recorded restructure reserves pertaining to lease buyouts and $140,000 pertaining to severance adjustments. These office closings were made to eliminate the infrastructure costs related to having offices in certain areas. The Company did not eliminate marketing efforts or business in these areas, but rather turned these areas into virtual marketplaces whereby sales personnel work from their homes. As a result of these office closings, in both IT Services and the Solutions business areas, rent expense and the related reduction of SG&A headcount (salary and fringe benefits) were eliminated from the current SG&A cost structure.


During the fourth quarter of 2001, the Company recorded a restructuring charge adjustment of $1.0 million primarily due to the termination, by the sublessee, of the sublease contracts for closed offices included in the 1999 restructure charge. Since the sublessee defaulted on the rent payments, it was necessary to restore the Company's liability for the remaining lease obligations.

WRITE-DOWN OF ASSETS HELD FOR SALE


In the second quarter of 2001, the Company recorded $5.5 million expense for the write-down of assets held for sale to further reduce the carrying amount of eB Networks to the estimated net realizable value.


INCOME / (LOSS)  FROM OPERATIONS


The Company's loss from operations, excluding restructuring charges, write-down of assets held for sale and amortization expense in 2001, totaled $10.4 million in the year ended December 31, 2002, a decline of $0.8 million or 8.3%, from a loss of $9.6 million in the year ended December 31, 2001. The composition of the operating loss of $10.4 million included a loss of $2.2 million in IT Services, profit of $748,000 in the Solutions Group and a loss of $8.9 million in Chimes. This compares to the operating loss of $9.6 million in the year ended December 31, 2001, consisting of profit of $7.7 million in IT Services, loss of $7.2 million in the Solutions Group and loss of $10.1 million in Chimes. Operating margins, excluding restructuring charges, write-down of assets held for sale and amortization expense in 2001, were a loss of 3.5% in the year ended December 31, 2002 as compared to a loss of 2.4% in the year ended December 31, 2001.

The Company's loss from operations, excluding the losses from the assets held for sale of $1.9 million loss in Princeton in 2002 and $5.7 million loss for Princeton and $1.1 million loss for EBN in 2001, restructuring charges, amortization expense and the write-down of assets held for sale, totaled $8.5 million in the year ended December 31, 2002, a decline of $5.6 million or 193.1%, from a loss of $2.9 million in the year ended December 31, 2001. The composition of the operating loss of $8.5 million included a loss of $2.4 million in IT Services, profit of $2.8 million in the Solutions Group and a loss of $8.9 million in Chimes. This compares to the operating loss of $2.9 million in the year ended December 31, 2001, consisting of profit of $5.7 million in IT Services, profit of $1.5 million in the Solutions Group and loss of $10.1 million in Chimes. Operating margins, excluding restructuring charges, write-down of assets held for sale and amortization expense in 2001, were a loss of 2.9% in the year ended December 31, 2002 as compared to a loss of 0.8% in the year ended December 31, 2001.


OTHER INCOME / EXPENSE

For the year ended December 31, 2002, other income increased to $6.6 million from other expense of $2.8 million in the year ended December 31, 2001. This increase in other income was primarily attributable to a $3.2 million gain on the sale of Princeton and a $2.7 million gain on the sale of Spargo which resulted from a favorable purchase price adjustment after the final resolution of outstanding accounts receivables and the termination of leases. In 2001, a $4.0 million loss was recorded on the sale of Eb Networks offset in part by a $332,000 gain on the sale of ICM Education and the original $438,000 gain recorded for the sale of Spargo in 2001.


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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000
REVENUES


Consolidated revenues decreased to $400.8 million in the year ended December 31, 2001 from $445.5 million in the year ended December 31, 2000, a decrease of $44.7 million, or 10.0%.

Solutions Group revenues, including business units held for sale; $29.0 million for Princeton and $11.5 million for EBN in 2001, along with $39.8 million for Princeton, $30.7 million for EBN and $11.3 million for Spargo in 2000, decreased to $126.4 million in the year ended December 31, 2001 from $141.8 million in the year ended December 31, 2000, a decrease of $15.4 million or 10.9%. Chimes was not a separate line of business in 2000 because the stand alone operations were not identifiable and are included in the Solutions Group in 2000.

The decrease in Solutions Group revenue is primarily attributable to the decline experienced by the business units held for sale. Solutions Group revenue, excluding the operations of units held for sale increased to $85.9 million in the year ended December 31, 2001 from $60.0 million in the year ended December 31, 2000, an increase of $25.9 million or 43.2%. This increase was due to an increase in average billable headcount of 6% in the Solutions division from 353 in the year ended December 31, 2000 to 373 in the year ended December 31, 2001.

IT Services revenues decreased to $274.4 million in the year ended December
31, 2001 from $303.7 million in the year ended December 31, 2000, a decrease of $29.3 million or 9.6%. The decrease in IT Services revenue of $29.3 million is the result of continued decreases in the demand for temporary technology workers, the impact of pricing decreases by customers and the lagging economy. In addition, for the year 2001, IT Services consultant average headcount decreased by 11% from 2,532 during 2000 to 2,263 during 2001.

DIRECT COSTS

Direct costs decreased to $281.6 million in the year ended December 31, 2001 from $312.8 million in the year ended December 31, 2000. Gross margin remained essentially flat at 29.7% in the year ended December 31, 2001 from 29.8% in the year ended December 31, 2000.


Direct costs, excluding $6.3 million expense from Princeton and $7.3 million from EBN in 2001 and $7.5 million expense from Princeton, $20.8 million from EBN and $8.9 million from Spargo in 2000, decreased to $268.0 million in the year ended December 31, 2001 from $275.6 million in the year ended December 31, 2000. Gross margins, excluding these expenses in both years, increased to 25.6% in the year ended December 31, 2001 from 24.2% in the year ended December 31, 2000.

Gross margins increased due to the change in the revenue mix increasing the higher margin Solutions business which includes the increase in Chimes business.


SELLING, GENERAL, AND ADMINISTRATIVE


Selling, general and administrative expenses (excluding bad debt expense, amortization expense and restructuring charges) decreased to $125.4 million, or 31.3% of revenue, in the year ended December 31, 2001 from $143.7 million, or 32.3% of revenue, in the year ended December 31, 2000, a decrease of $18.3 million or 12.7%.

Selling, general and administrative expenses (excluding business units held for sale: $28.4 million expenses for Princeton and $5.3 million expenses for EBN in 2001 and $31.5 million for Princeton, $15.6 million for EBN and $3.3 million for Spargo in 2000, bad debt expense, amortization expense, restructuring charges and the write-down of assets held for sale) decreased to $91.7 million, or 22.9% of revenue, in the year ended December 31, 2001 from $93.3 million, or 20.9% of revenue, in the year ended December 31, 2000, a decrease of $1.6 million or 1.7%.

The decrease in selling, general and administrative expenses was primarily attributable to a decrease in SG&A salaries and fringe benefits, with SG&A average headcount decreasing 18% from approximately 596 at December 31, 2000 to approximately 490 at December 31, 2001. In addition, office rent expense decreased as a result of office closings. These expenses were offset by a $9.7 million increase in Chimes as the Company continues to invest in this subsidiary. Chimes average headcount increased 147% from approximately 68 at December 31, 2000 to approximately 168 at December 31, 2001.

BAD DEBT EXPENSE


Bad debt expense decreased to $3.4 million in the year ended December 31, 2001 from $26.5 million in the year ended December 31, 2000, a decrease of $23.1 million. The 2000 bad debt expense includes a charge of $21.6 million in the fourth quarter of 2000 as a direct result of problems created in late 1998 and early 1999 relating to the flawed implementation of an enterprise-wide information system. The system implementation in late 1998 and early 1999 caused billing delays which resulted in a significant increase in receivables and created numerous billing and reconciliation issues with the Company's clients. The system was stabilized in the latter part of 1999 and much of 2000 was spent reconciling outstanding balances with customers. Although sales were recorded in 1998 and 1999 based on services performed pursuant to signed contracts, bad debt expense was recorded in the fourth quarter of 2000 when it became evident that major concessions with our customers for the old balances would have to be made in order to retain customers and avoid long protracted and possibly damaging conflicts. Collection efforts were ceased in the fourth quarter of 2000.


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

During the fourth quarter of 2000, the Company recorded a restructuring charge of $1.2 million related to the closing of seven offices and the size reduction of other IT Services offices. During the second quarter of 2000, the Company recorded a restructuring credit of $2.4 million. This credit resulted primarily from the earlier than expected subleasing of discontinued properties that were part of the third quarter 1999 restructuring charge.


WRITE-DOWN OF ASSETS HELD FOR SALE

In the second quarter of 2001, the Company recorded a non-cash $5.5 million expense for the write-down of assets held for sale to further reduce the carrying amount of eB Networks to its estimated net realizable value.

During the fourth quarter of 2000, the Company evaluated its strategic direction and determined that it needed to refocus its efforts and resources in three primary areas. These areas were IT Services (Staff Augmentation), a Solutions Practice focused primarily on application development and maintenance services, and Chimes. As a result, the Company placed four businesses for sale, Princeton Softech, Inc., including its Select division, Eb Networks, Spargo and the ICM Microsoft training business. In addition, the Company decided to exit the ESG certified SAP training business.

In connection with this plan a non-cash write-down of approximately $40 million was recorded to reduce the assets to estimated net realizable value. This $40 million write-down is comprised of $6.9 million of Select software, $26.2 million of Eb Networks and $7.2 million related to the exit of the ESG SAP training business.

As a result of these strategic decisions the SG&A expense structure of the Company was significantly reduced and the Company no longer offered for sale software tools and products surrounding the movement and storage of data, network architectural and design services and certified SAP Microsoft training.


INCOME / (LOSS)  FROM OPERATIONS


Income / (loss) from operations, excluding restructuring charges, write-down of assets held for sale and bad debt expense, improved to a loss of $8.9 million in the year ended December 31, 2001 from a loss of $18.5 million in the year ended December 31, 2000, an improvement of $9.6 million or 51.9%. Operating margins, excluding restructuring charges, write-down of assets held for sale and bad debt expense, improved to a loss of 2.2% in the year ended December 31, 2001 from a loss of 4.1% in the year ended December 31, 2000.

Income / (loss) from operations, excluding results of assets held for sale ($5.7 million loss for Princeton and $1.1 million loss for EBN in 2001 and $1.5 million loss for Princeton, $7.4 million loss for EBN and $945,000 loss for Spargo in 2000) restructuring charges, the write-down of assets held for sale and bad debt expense, improved to income of $417,000 in the year ended December 31, 2001 from a loss of $5.3 million in the year ended December 31, 2000, an improvement of $5.7 million or 107.9%. Operating margins, excluding the expenses listed above, improved to income of 0.1% in the year ended December 31, 2001 from a loss of 1.4% in the year ended December 31, 2000.


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
                                                               ============    ============

                    Computer Horizons Corp. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                               --------------------------------------------
                                                                   2002            2001           2000
                                                               ------------    ------------    ------------
                                                                   (in thousands, except per share data)
Revenues                                                       $    297,115    $    400,784    $    445,479
                                                               ------------    ------------    ------------
COSTS AND EXPENSES:
Direct costs                                                        216,181         281,576         312,815
Selling, general and administrative                                  86,347         125,435         143,691
Bad debt expense                                                      4,996           3,397          26,452
Amortization of intangibles                                              --           2,695           7,434
Restructuring charges (Note 14)                                       2,515           1,048           1,166
Write-down of assets held for sale (Note 14)                             --           5,473          40,362
                                                               ------------    ------------    ------------
                                                                    310,039         419,624         531,920
                                                               ------------    ------------    ------------
Loss from operations                                                (12,924)        (18,840)        (86,441)
                                                               ------------    ------------    ------------

OTHER INCOME /(EXPENSE):
Gain / (loss) on sale of assets (Note 3)                              5,890          (3,197)             --
Net gain /(loss) on investments                                         (61)             90              --
Interest income                                                         928           2,293             620
Interest expense                                                       (174)         (1,944)         (1,825)
                                                               ------------    ------------    ------------
                                                                      6,583          (2,758)         (1,205)
                                                               ------------    ------------    ------------
Loss before income taxes                                             (6,341)        (21,598)        (87,646)
                                                               ------------    ------------    ------------

INCOME TAXES / (BENEFIT) (NOTES 1 AND 8):
Current                                                              (4,292)        (10,292)        (19,339)
Deferred                                                              6,161           3,144         (10,480)
                                                               ------------    ------------    ------------
                                                                      1,869          (7,148)        (29,819)
                                                               ------------    ------------    ------------

Loss before cumulative effect of change in accounting principle      (8,210)        (14,450)        (57,827)

Cumulative effect of change in accounting principle (Note 1)        (29,861)             --              --
Minority Interest                                                        35              --              --
                                                               ------------    ------------    ------------
Net Loss                                                       $    (38,036)   $    (14,450)   $    (57,827)
                                                               ============    ============    ============

Loss per share - Basic and Diluted (Notes 1 and 9):
Before cumulative effect of change in accounting principle     $      (0.26)   $      (0.45)   $      (1.83)
                                                               ============    ============    ============
Cumulative effect of change in accounting principle            $      (0.96)   $         --    $         --
                                                               ============    ============    ============
Net Loss                                                       $      (1.22)   $      (0.45)   $      (1.83)
                                                               ============    ============    ============
Weighted average number of shares outstanding:
Basic and Diluted                                                31,243,000      31,911,000      31,656,000
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

REVENUE RECOGNITION


For the IT Services division revenues are recognized as services are performed under time-and-material contracts. Under a typical time and materials billing arrangement, our customers are billed on a regularly scheduled basis, such as biweekly or monthly. At the end of each accounting period, revenue is estimated and accrued for services performed since the last billing cycle. These unbilled amounts are billed the following month.

The Solutions Group recognizes revenue either on a time and material basis or on a fixed fee basis, however, principally with time and material contracts. For fixed-fee contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. Each fixed fee contract has different terms, milestones and deliverables. The milestones and deliverables primarily relate to the work to be performed and the timing of billing. If it becomes apparent that estimated cost will be exceeded an adjustment will be made. The cumulative effect of revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the impact of any revisions become known.

Approximately 93% and 97% of consolidated revenue in 2002 and 2001, respectively, was derived from time-and-material contracts.

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of customer billings principally on a time and material basis. At the end of each accounting period, revenue is accrued for services performed since the last billing cycle. These unbilled amounts are billed the following month. Costs and estimated earnings in excess of billings on fixed fee contracts arise when percentage of completion accounting is used. Such amounts are billed at specific dates or at contract completion.

The Company's Chimes subsidiary recognizes revenue on a transaction fee basis. The Chimes service offering aggregates the suppliers of temporary workers to the customer and renders one invoice to the customer. Upon payment from the customer, Chimes deducts a transaction fee and remits the balance of the client payment to the applicable vendor. Chimes recognizes only their fee for the service, not the aggregate billing to the customer. The gross amount of the customer invoicing is not considered revenue or receivable to Chimes because there is no earnings process for the gross amount and by contract terms. Chimes is not obligated to pay the vendor until paid by the customer.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid instruments with an original maturity of three months or less at the time of purchase and consist of the following at December 31:

                                         2002           2001
                                     ------------   ------------
                                     ------(in thousands)-------
      Cash                           $     22,806   $     19,121
      Commercial paper                     36,963         21,912
                                     ------------   ------------
                                     $     59,769   $     41,033
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


The Company's customers are generally very large, Global 2000 companies in many industries and with wide geographic dispersion. The Company's largest customer, the City of New York, accounts for approximately 19.2% and 21.0% of billed accounts receivable at December 31, 2002 and 2001, respectively. Revenues from this customer totaled approximately $11.9 million, or 4% of total consolidated revenues, for the year ended December 31, 2002 and $9.1 million, or 2% of total consolidated revenues, for the year ended December 31, 2001. Historically, there have been no collection issues with this customer; however, the payment cycle is significantly slower than the Company's commercial customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.


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


During 2002, Princeton made up the following within the Solutions Group; $2.9 million of revenue, $2.4 million of gross margin, $1.9 million operating loss and depreciation expense of $84,000. During 2001, Princeton made up the following within the Solutions Group; $29.0 million of revenue, $22.7 million of gross margin, $5.7 million of operating loss and depreciation expense of $582,000. During 2000, Princeton made up the following within the Solutions Group; $39.8 million of revenue, $32.3 million of gross margin, $1.5 million of operating loss and depreciation expense of $2.2 million. During these years Princeton was classified as an asset held for sale.

Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies, which according to Forbes Magazine, represent the biggest and most important companies, as measured by sales, profits, assets and market value. Operating income/(loss) consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charge, net gain/(loss) on investments and amortization of intangibles. These exclusions total income of $4.1 million and expense of $12.0 million and $50.2 million at December 31, 2002, 2001 and 2000, respectively. Long-term assets include goodwill and property, plant and equipment for 2002, 2001 and 2000. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on either revenue or headcount.

BY LINE OF BUSINESS                        2002          2001             2000
                                      ---------------(in thousands)---------------
REVENUE
     IT Services                      $    201,295    $    274,379    $    303,713
     Solutions Group                        79,283         116,873         141,766
     Chimes(1)                              16,537           9,532              --
                                      ------------    ------------    ------------

          Total Revenue               $    297,115    $    400,784    $    445,479
                                      ------------    ------------    ------------

GROSS MARGIN
     IT Services                      $     40,626    $     58,752    $     64,557
     Solutions Group                        25,712          51,419          68,107
     Chimes(1)                              14,596           9,037              --
                                      ------------    ------------    ------------
          Total Gross Margin          $     80,934    $    119,208    $    132,664
                                      ------------    ------------    ------------

OPERATING INCOME / (LOSS)
     IT Services                      $     (2,243)   $      7,735    $    (14,615)
     Solutions Group                           748          (7,204)        (22,864)
     Chimes(1)                              (8,914)        (10,155)             --
                                      ------------    ------------    ------------

          Total Operating Loss        $    (10,409)   $     (9,624)   $    (37,479)
                                      ------------    ------------    ------------

ASSETS
     IT Services                      $     47,876    $     93,920    $    131,694
     Solutions Group                        29,640          63,126          63,947
     Chimes(1)                              26,762           8,354              --
     Corporate and other                    89,453          72,321          73,755
                                      ------------    ------------    ------------

          Total Assets                $    193,731    $    237,721    $    269,396
                                      ------------    ------------    ------------

DEPRECIATION EXPENSE
     IT Services                      $        482    $        762    $      1,267
     Solutions Group                         1,133           1,764           3,930
     Chimes(1)                               1,044             524              --
     Corporate and other                     1,975           2,251           2,458
                                      ------------    ------------    ------------

          Total Depreciation          $      4,634    $      5,301    $      7,655
                                      ------------    ------------    ------------

(1) Chimes was not a separate line of business in 2000 because stand alone operations were not identifiable. Chimes is included in the Solutions Group during this year.

BY GEOGRAPHIC AREA                         2002          2001          2000
                                      ---------------(in thousands)-------------
REVENUE
     United States                    $    270,890   $    361,884   $    393,060
     Europe                                  2,775         12,617         26,777
     Australia                                  60          2,102          3,602
     Canada                                 23,390         24,181         22,040
                                      ------------   ------------   ------------

          Total Revenue               $    297,115   $    400,784   $    445,479
                                      ============   ============   ============

LONG-TERM ASSETS
     United States                    $     29,486   $     41,716   $     43,433
     Europe                                    106            163          1,462
     Canada                                    628         19,319         20,411
                                      ------------   ------------   ------------

          Total Long-Term Assets      $     30,220   $     61,198   $     65,306
                                      ============   ============   ============


        RECONCILIATION OF SEGMENTS OPERATING LOSS TO CONSOLIDATED LOSS
                            BEFORE INCOME TAXES

                                           2002          2001          2000
                                      ---------------(in thousands)-------------
Total Segments Operating Loss         $    (10,409)  $     (9,624)  $    (37,479)
                                      ------------   ------------   ------------
Adjustments:
     Interest income                           928          2,293            620
     Interest expense                         (174)        (1,944)        (1,825)
     Net gain/(loss) on investments            (61)            90             --
     Gain/(loss) on sale of assets           5,890         (3,197)            --
     Write-down of assets held for
      sale                                      --         (5,473)       (40,362)
     Restructuring charges                  (2,515)        (1,048)        (1,166)
     Amortization of intangibles                --         (2,695)        (7,434)
                                      ------------   ------------   ------------
Total Adjustments                            4,068        (11,974)       (50,167)
                                      ------------   ------------   ------------

Consolidated Loss Before Income Taxes $     (6,341)  $    (21,598)  $    (87,646)
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

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For the years ended December 31, 2002 and 2001, selected quarterly financial data is as follows:



                                                                      QUARTERS
                                                   FIRST        SECOND        THIRD         FOURTH
                                                ----------    ----------    ----------    ----------
                                                --------(IN THOUSANDS, EXCEPT PER SHARE DATA)-------
2002
Revenues                                        $   79,219    $   77,318    $   73,574    $   67,004
Direct costs                                        58,192        56,570        52,865        48,554
Selling, general and administrative                 26,459        22,452        22,347        20,085
Restructuring charges                                   --            --            --         2,515
Loss from operations                                (5,432)       (1,704)       (1,638)       (4,150)
Gain on sale of assets                               3,570            --            --         2,320
Net loss on investments                                (61)           --            --            --
Interest income/(expense) - net                         55           255           247           197
Loss before income taxes                            (1,868)       (1,449)       (1,391)       (1,633)
Income taxes/(benefit)                                (635)         (493)         (473)        3,470
Loss before cumulative effect of change in
  accounting principle                              (1,233)         (956)         (918)       (5,103)
Cumulative effect of change in accounting
  principle                                        (29,861)           --            --            --
Minority interest                                       --            --            --            35
Net loss                                        $  (31,094)   $     (956)   $     (918)   $   (5,068)

Loss per share (basic and diluted):
  Before cumulative effect of change in
     accounting principle                       $    (0.04)   $    (0.03)   $    (0.03)   $    (0.16)
  Cumulative effect of change in accounting
     principle                                  $    (0.95)   $       --    $       --    $       --
  Net loss                                      $    (0.99)   $    (0.03)   $    (0.03)   $    (0.16)


                                                                      QUARTERS

                                                   FIRST        SECOND        THIRD         FOURTH
                                                ----------    ----------    ----------    ----------
                                                --------(IN THOUSANDS, EXCEPT PER SHARE DATA)-------
2001
Revenues                                        $  106,481    $  104,995    $   94,212    $   95,096
Direct costs                                        72,916        74,927        67,672        66,061
Selling, general and administrative                 34,664        32,558        30,404        31,206
Amortization of intangibles                            707           723           650           615
Restructuring charges                                   --            --            --         1,048
Write-down of assets held for sale                      --         5,473            --            --
Loss from operations                                (1,806)       (8,686)       (4,514)       (3,834)
Gain/(loss) on sale of assets                          438            --        (2,833)         (802)
Net gain on investments                                 --            --            --            90
Interest income/(expense) - net                       (175)          256            43           225
Loss before income taxes                            (1,543)       (8,430)       (7,304)       (4,321)
Income taxes benefit                                  (525)       (2,866)       (2,483)       (1,274)
Net loss                                            (1,018)       (5,564)       (4,821)       (3,047)

Loss per share:
  Basic                                         $    (0.03)   $    (0.17)   $    (0.15)   $    (0.10)
  Diluted                                       $    (0.03)   $    (0.17)   $    (0.15)   $    (0.10)

NOTE 14 - RESTRUCTURING CHARGES AND THE WRITE-DOWN OF ASSETS HELD FOR SALE


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


In addition, during the second quarter of 2001, the Company recorded an additional $5.5 million in the write-down of assets held for sale to reduce the carrying amount of eB Networks to its estimated net realizable value.

During the fourth quarter of 2000, the Company recorded restructuring charges of $3.5 million and a write-down of assets held for sale of $40.4 million. The Company's restructuring plan included the offering for sale of four businesses acquired between 1998 and 1999, including Princeton Softech, Inc., SELECT Software Tools division ("Select"), eB Networks and CHC International, Ltd (formerly Spargo Consulting PLC). In addition, the restructuring plan included the shutdown of Enterprise Solutions Group ("ESG") which was acquired in 1998, the closing of seven offices and the site reduction of two other IT Services offices.

NOTE 14 - RESTRUCTURING CHARGES AND THE WRITE-DOWN OF ASSETS HELD FOR SALE (CONTINUED)

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


                                                                    Remaining at
                                                      Non-cash        December
                        Recorded    Cash Charges      Charges         31, 2000       Recorded
                        --------      --------       ----------       --------       --------
     RESTRUCTURING
          CHARGES:

        Severance:
     United States      $  1,267      $   (247)      $       --       $  1,020       $     --
                        --------      --------       ----------       --------       --------

Lease Obligations:
     United States      $  2,275      $   (675)      $       --       $  1,600       $    410
                        --------      --------       ----------       --------       --------
             Total
     Restructuring
           Charges      $  3,542      $   (922)      $       --       $  2,620       $    410
                        ========      ========       ==========       ========       ========



                                                                                   Remaining
                                        Non-       Remaining at                       at
                         Paid/         cash          December        Paid/         December
                        Reversed      Charges        31, 2001       Reversed       31, 2002
                        --------      --------       --------       --------       --------

     RESTRUCTURING
          CHARGES:

        Severance:
     United States      $   (777)     $   --         $    243       $   (242)      $      1
                        --------      --------       --------       --------       --------

Lease Obligations:
     United States      $   (789)     $   --         $  1,221       $   (927)      $    294
                        --------      --------       --------       --------       --------
             Total
     Restructuring
           Charges      $ (1,566)     $   --         $  1,464       $ (1,169)       $   295
                        ========      ========       ========       ========       ========



                                                                    Remaining at
                                                      Non-cash        December
                        Recorded    Cash Charges      Charges         31, 2000       Recorded
                        --------      --------       ----------       --------       --------


     WRITE DOWN OF
            ASSETS
    HELD FOR SALE:

       eB Networks      $ 26,171      $     --       $  (26,171)      $     --       $  5,473

            Select         6,943            --           (6,943)            --             --
                        --------      --------       ----------       --------       --------

      Write-off of
 ceased operations
    - ESG Goodwill      $  7,248      $     --       $   (7,248)      $     --       $     --
                        --------      --------       ----------       --------       --------

             Total
     Write Down of
            Assets
    Held for Sale:      $ 40,362      $     --       $  (40,362)      $     --       $  5,473
                        ========      ========       ==========       ========       ========


                                                                                   Remaining
                                       Non-        Remaining at                       at
                         Paid/         cash          December        Paid/         December
                        Reversed      Charges        31, 2001       Reversed       31, 2002
                        --------      --------       --------       --------       --------

     WRITE DOWN OF
            ASSETS
    HELD FOR SALE:

       eB Networks      $   --        $ (5,473)      $   --         $   --         $   --

            Select          --            --             --             --             --
                        --------      --------       --------       --------       --------

      Write-off of
 ceased operations
    - ESG Goodwill      $   --        $   --         $   --         $   --         $   --
                        --------      --------       --------       --------       --------

             Total
     Write Down of
            Assets
    Held for Sale:      $   --        $ (5,473)      $   --         $   --         $   --
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


      The following table sets forth the compensation paid by the Company for the fiscal years indicated, to the Chief Executive Officer and to each of the Company's other executive officers (together, the "named executive officers"), as of December 31, 2002.

      On March 13, 2003, the Company issued a press release reporting that John J. Cassese, its CEO, President and Chairman, has taken a leave of absence as CEO and President and resigned his position as Director and Chairman of the Board as a result of being informed that the Justice Department obtained an indictment relating to the June 1999 purchase and sale of an unrelated company's shares. The Board has name William J. Murphy to the position of President and CEO, appointed Thomas J. Berry Chairman of the Board and named Michael J. Shea to the position of Chief Finanical Officer.

                         SUMMARY COMPENSATION TABLE
                              as of December 31,

                                                                                        Long-Term Compensation
                                                                                        -------------------------
                                              Annual Compensation                         Awards          Payouts
                                       ----------------------------------               ---------        ---------
                                                                   Other                     Securities                 All
                                                                   Annual     Restricted     Underlying                Other
                                                                   Compen-      Stock         Options/      LTIP      Compen-
                                       Year     Salary    Bonus     sation      Awards           SARs      Payments   sation(1)
                                       ----    --------  -------   -------    ----------     ----------    --------  ----------
John J. Cassese                        2002    $475,000  $  --        --          --           100,000        --     $ 237,334
Chairman of the Board,                 2001     475,000     --        --          --            75,000        --       256,644
President and Chief Executive Officer  2000     475,000   55,000      --          --            75,000        --       256,269

William J. Murphy                      2002    $290,000  $  --        --          --            75,000        --     $   4,580
Executive Vice President               2001     290,000     --        --          --            50,000        --         2,580
Chief Financial Officer and Secretary  2000     290,000   25,000      --          --            50,000        --         2,880

Michael J. Shea                        2002    $150,000  $  --        --          --            30,000        --     $   3,180
Vice President and Controller          2001     150,000   25,000      --          --            30,000        --         3,180
                                       2000     150,000   17,500      --          --            20,000        --         3,065

Kristin Evins                          2002    $ 77,600  $  --        --          --             5,000        --     $   1,467
Assistant Controller                   2001      77,600    8,000      --          --             5,000        --         1,460
                                       2000      72,600    6,000      --          --             2,000        --           679

--------------------
(1) In 2001, the Company paid the premiums on a whole life insurance policy of $80,000, a universal life insurance policy of $800,000 and a term life insurance policy of $150,000 for Mr. Cassese. The Company also paid the premium on a $3,000,000 split-dollar life insurance policy on the joint lives of Mr. Cassese and his spouse and a split-dollar survivorship policy. In connection with the enactment of the Sarbanes-Oxley Act, Company payments were discontinued. In addition, the Company paid the premiums on a $150,000 term life insurance policy for both Mr. Murphy and Mr. Shea. Under each such insurance policy, the insured has the right to designate the beneficiaries. The Company maintains a defined contribution (401K) savings plan and contributes $.50 for every dollar contributed by all participating employees up to 4% of each employee's salary deferral. The amounts for all other compensation in the year 2002 were as follows:
     Mr. Cassese Flex premium joint insurance, $179,500; car allowance, $25,440; tax preparation fees, $15,000; Universal Life Insurance, $10,000; 401K match, $5,500; Whole life insurance, $1,714 and term-life insurance, $180. Mr. Murphy 401K match, $4,400 and term-life insurance, $180.
     Mr. Shea 401K match, $3,000 and term-life insurance, $180. Ms. Evins 401K match, $1,467.

     The Company entered into an executive compensation exchange program with Mr. Cassese. Under the program, Mr. Cassese waived payments due to be made to him under the non-qualified supplemental retirement agreement, except for a $2,000,000 payment to be made in the event that a change of control occurs. In conjunction with this waiver, the Company entered into an arrangement to purchase a life insurance policy for the benefit of a trust established by Mr. Cassese. The cost of the life insurance policies to the Company has been actuarially determined and will not exceed the after-tax cost the Company expected to incur in connection with the payments under the non-qualified supplemental retirement agreement. In addition, the Company has non-qualified supplemental retirement benefit agreements with Messrs. Murphy and Shea. Under their agreements Messrs, Murphy and Shea will be entitled to receive $1,000,000 each, upon retirement from the Company at age 65. If Mr. Murphy or Mr. Shea retires from continuous employment with the Company prior to age 65 as a result of total and permanent disability, he will be deemed to have continuously employed by the Company until age 65 for purposes of his agreement. If Mr. Murphy or Mr. Shea terminates his employment with the Company prior to reaching age 65, other than as a result of death or total and permanent disability, he will be entitled to receive, upon reaching age 65, a retirement benefit based on accrual and vesting formulas set forth in his respective agreement. Had either Mr. Murphy or Mr. Shea terminated his employment as of the date of this Proxy Statement or during the year of 2002, Mr. Murphy's accrued and vested benfit would be $250,000 and Mr. Shea's accrued and vested benefit would be $34,500. If Mr. Murphy or Mr. Shea were to die prior to age 65, while still in the employ of the Company, his beneficiaries would be entitled to receive a lump sum benefit equal to the greater of his accrued and vested benefit or $500,000. Benefits payable upon retirement may be paid in a lump sum or in annual installments at the discretion of the beneficiary. In the event that a Change of Control occurs, Mr. Murphy's and Mr. Shea's entitlements will immediately vest and become payable.


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

10(n)     Amendment to the $40,000,000                Exhibit 10(n) to Form 10K for the
          Asset-Based Lending Agreement               fiscal year ended December 31, 2002
          Payable to CIT dated as of February 14,
          2003

10(o)     Non-qualified supplemental retirement       Filed Herewith
          benefit agreement for William J. Murphy

10(p)     Non-qualified supplemental retirement       Filed Herewith
          benefit agreement for Michael J. Shea

10(q)     First Amendment to the non-qualified        Filed Herewith
          supplemental retirement benefit agreement
          for William J. Murphy

10(r)     First Amendment to the non-qualified        Filed Herewith
          supplement retirement benefit agreement
          for Michael J. Shea

21        List of Subsidiaries.                       Exhibit 21 to Form 10K for the
                                                      fiscal year ended December 31, 2002.

23        Consent of Grant Thornton LLP,              Filed Herewith
          Independent Public Accountants.

31.1      CEO Certification required by Rule 13a-     Filed Herewith
          14(a)/15d-14(a) under the Securities
          Exchange Act of 1934.

31.2      CFO Certification required by Rule 13a-     Filed Herewith
          14(a)/15d-14(a) under the Securities
          Exchange Act of 1934.

32.1      CEO Certification pursuant to 18 U.S.C.     Filed Herewith
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of
          2002.

32.2      CFO Certification pursuant to 18 U.S.C.     Filed Herewith
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of
          2002.


4. Reports on form 8-K during the fourth quarter of fiscal 2002.
     No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMPUTER HORIZONS CORP.

Date:  August 28, 2003                By: /s/ William J. Murphy
                                      -------------------------
                                      William J. Murphy, President, CEO
                                      (Principal Executive Officer) and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 COMPUTER HORIZONS CORP.

Date:  August 28, 2003                By: /s/ William J. Murphy
                                      -------------------------
                                      William J. Murphy, President, CEO
                                      (Principal Executive Officer) and Director

Date:  August 28, 2003                By: /s/ Michael J. Shea
                                      -----------------------
                                      Michael J. Shea,
                                      Vice President and CFO
                                      (Principal Financial Officer)

Date:  August 28, 2003                By: /s/ Kristin Evins
                                      ---------------------
                                      Kristin Evins
                                      Controller
                                      (Principal Accounting Officer)

Date:  August 28, 2003                By: /s/ Earl Mason
                                      -----------------------
                                      Earl Mason, Chairman of the Board
                                      and Director

Date:  August 28, 2003                By: /s/ William M. Duncan
                                      -------------------------
                                      William M. Duncan, Director

Date:  August 28, 2003                By: /s/ William J. Marino
                                      -------------------------
                                      William J. Marino, Director

Date:  August 28, 2003
                                      ---------------------
                                      Karl L. Meyer, Director


Date:  August 28, 2003
                                      -----------------------------
                                      Robert A. Trevisani, Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2001 and 2000


Column A                                             Column B          Column C        Column D           Column E

                                         Balance at beginning   Charged to cost    Deductions -     Balance at end
Description                                         of period      and expenses        describe          of period
Year ended December 31, 2002

         Allowance for doubtful accounts         $  7,542,000         4,996,000       4,842,000  (1)  $  7,696,000

         Deferred tax asset valuation            $  3,340,000         6,949,000              --       $ 10,289,000

         2002 Restructure Reserve                $          -         2,847,000         364,000  (3)  $  2,483,000

         2000 Restructure Reserve                $  1,464,000                --       1,169,000       $    295,000

         1999 Restructure Reserve                $    626,000                --         138,000       $    488,000

Year ended December 31, 2001

         Allowance for doubtful accounts         $  2,702,000         3,397,000      (1,443,000) (1)  $  7,542,000

         Deferred tax asset valuation            $  2,727,000           613,000              --       $  3,340,000

         2000 Restructure Reserve                $  2,620,000           410,000      (1,566,000)      $  1,464,000

         1999 Restructure Reserve                $    385,000           638,000         397,000       $    626,000

Year ended December 31, 2000

         Allowance for doubtful accounts         $  5,819,000        26,452,000      29,569,000  (1)  $  2,702,000

         Deferred tax asset valuation            $          -         2,727,000              --       $  2,727,000

         2000 Restructure Reserve                $          -         3,542,000        (922,000)      $  2,620,000

         1999 Restructure Reserve                $  4,003,000         1,242,000      (2,376,000) (2)  $    385,000


Notes

(1)     Uncollectible accounts written off, net of recoveries.
(2) Credit recorded resulting from earlier than expected subleasing of properties.
(3)     Includes charge for office closings

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