Form 10-Q/A
period 2003-03-31
COMPUTER HORIZONS CORP
filed 2003-08-28
CIK 23019

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended March 31, 2003 is being filed solely for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have refiled our quarterly report on Form 10-Q in its entirety.

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

5.     Segment Information

        The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc. The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. IT Services is primarily staffing augmentation. The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing as well as software and relational database products, up to the time of sale, March 25, 2002, of Princeton Softech Inc. In the segment information chart below, amounts pertaining to Princeton Softech, Inc. for the three months ended March 31, 2002, are included and total: revenues of $2.9 million, gross profit of $2.4 million and an operating loss of $1.9 million. Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies which, according to Forbes Magazine, represent the biggest and most important companies, as measured by sales, profits assets and market value. Operating loss consists of loss before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charges and net loss on investments. These exclusions total expense of $0.4 million and income of $3.6 million at March 31, 2003 and 2002, respectively. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on revenue.

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenue:
IT Services	$36,183	$54,650
Solutions Group	19,601	20,671
Chimes	4,469	3,898

TOTAL	$60,253	$79,219

Gross Margin:
IT Services	$7,170	$10,564
Solutions Group	6,206	7,407
Chimes	4,104	3,056

TOTAL	$17,480	$21,027

Operating income/(loss):
IT Services	$(1,189)	$(1,035)
Solutions Group	1,690	(1,905)
Chimes	(1,947)	(2,492)

TOTAL	$(1,446)	$(5,432)

Assets:
IT Services	$33,884	$56,147
Solutions Group	44,710	37,872
Chimes	11,733	7,681
Corporate and other	97,441	107,625

TOTAL	$187,768	$209,325

Reconciliation of Segments Operating Loss to Consolidated Loss Before Income Taxes

	Three Months Ended
	March 31, 2003	March 31, 2002
Total Segments Operating Loss	$(1,446)	$(5,432)
Adjustments:
Interest income	174	214
Interest expense	(6)	(159)
Loss on investments	—	(61)
(Loss)/gain on sale of assets	(273)	3,570
Restructuring charges	(249)	—

Total Adjustments	(354)	3,564

Consolidated Loss Before Income Taxes:	$(1,800)	$(1,868)

6.     Restructuring Charges

        During the fourth quarter of 2002, the Company recorded a restructuring charge of $2.8 million pertaining to 2002 office closings.

	Remaining at December 31, 2002	Paid	Remaining at March 31, 2003
Lease Obligations:
United States	$2,483	$(355)	$2,128

        During the fourth quarter of 2001, the Company recorded a restructuring charge of $410,000 pertaining to 2001 office closings.

        During the fourth quarter of 2000, the Company recorded restructuring charges of $3.5 million for the closing of seven offices and the site reduction of two other IT Services offices.

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

        On May 2, 2003, the Company announced that after careful consideration, including a thorough review with an independent financial advisor, its Board of Directors has unanimously determined that Aquent LLC's purported $5.00 per share proposal for the Company's shares is grossly inadequate and not in the best interest of all of its shareholders.

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

RESULTS OF OPERATIONS

        Revenues.    Consolidated revenues decreased to $60.3 million in the first quarter of 2003 from $79.2 million in the first quarter of 2002, a decrease of $18.9 million or 23.9%.

        Solutions Group revenues, including revenues of the business unit held for sale in 2002 for Princeton of $2.9 million, decreased to $19.6 million in the first quarter of 2003 from $20.7 million in the first quarter of 2002, a decrease of $1.1 million or 5.3%. The decrease in Solutions Group revenues is entirely attributable to the revenue decline experienced by Princeton, which was sold by the Company on March 25, 2002.

        Solutions Group revenues, excluding the operations of units held for sale, increased $1.8 million, or 10.1%, in the first quarter of 2003 from $17.8 million in the first quarter 2002. This increase is attributable to a 22% increase in average consultant headcount from approximately 429 in 2002 to approximately 522 in 2003, partially offset by an approximate 20% reduction in average bill rates.

        IT Services revenues decreased to $36.2 million in the first quarter of 2003 from $54.7 million in the first quarter of 2002, a decrease of $18.5 million or 33.8%. The decrease in IT Services revenue of $18.5 million, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy. For the first quarter of 2003, IT Services consultant average headcount decreased by 25% from approximately 1,959 in 2002 to approximately 1,462 in 2003. The balance of the decrease in revenue is attributable to a reduction in average bill rates. The Company does not anticipate any growth during 2003 in IT Services headcount levels unless the economy recovers and IT spending increases.

        Chimes revenue increased to $4.5 million in the first quarter of 2003 from $3.9 million in the first quarter of 2002, an increase of $0.6 million, or 15.4%. This increase in Chimes revenue is primarily due to the addition of new customers to this segment, partially offset by a decrease of revenue at certain existing customers because of their reduction in temporary workers.

        Direct Costs.    Direct costs decreased to $42.8 million in the first quarter of 2003, from $58.2 million in the comparable period of 2002. Gross margin increased to 29.0% in the first quarter of 2003 from 26.5% in the same period of 2002.

        Excluding $494,000 in expenses of the asset held for sale, Princeton, in the first quarter of 2002, direct costs decreased to $42.8 million in the first quarter of 2003 from $57.7 million in the first quarter of 2002. Gross margin increased to 29.0% in the first quarter of 2003 from 24.4% in the first quarter of 2002.

        The Company's gross margin improvement is primarily attributable to the change in the revenue mix among the Company's business segments. Chimes and the Solutions group are higher gross margin businesses than the Company's IT Services segment. For the first three months of 2003, Chimes and Solutions Group revenue totaled 40% of consolidated revenue, compared to 31% of consolidated revenue for the comparable period in 2002.

        Selling, General and Administrative.    Selling, general and administrative expenses (excluding restructuring charges of $249,000 in the first quarter of 2003) decreased to $18.9 million in the first quarter of 2003 from $26.5 million in the first quarter of 2002, a decrease of $7.6 million or 28.7%.

        Selling, general and administrative expenses (excluding $4.3 million of the asset held for sale for Princeton, in the first quarter of 2002 and restructuring charges in the first quarter of 2003) decreased to $18.9 million in the first quarter of 2003 from $22.1 million in the first quarter of 2002, a decrease of $3.2 million or 14.5%.

        The decrease in selling, general and administrative expenses was primarily attributable to a decrease in SG&A salaries and fringe benefits, with SG&A average headcount decreasing 29% from approximately 427 at March 31, 2002 to approximately 305 at March 31, 2003. In addition, office rent expense decreased as a result of office closings. These decreases in SG&A expenses were partially offset by increases in Chimes as the Company continues to invest in this subsidiary.

        Loss from Operations.    The Company's loss from operations of $1.7 million, excluding restructuring charges of $249,000 in the first quarter of 2003 totaled $1.4 million in the first quarter of 2003, an improvement of $4.0 million, from a loss of $5.4 million in the first quarter of 2002. The composition of operating loss of $1.4 million included a loss of $1.2 million in IT Services, profit of $1.7 in the Solutions Group and a loss of $1.9 million in Chimes. This compares to the operating loss of $5.4 million in the first quarter of 2002, consisting of a loss of $1.0 million in IT Services, a loss of $1.9 million in the Solutions Group and a loss of $2.5 million in Chimes. Operating margins, excluding restructuring charges in the first quarter of 2003 and gain/(loss) on sale of assets in both quarters, were a loss of 2.4% in the first quarter of 2003 as compared to a loss of 6.9% in the first quarter of 2002.

        The Company's loss from operations (excluding a $1.9 million loss for the asset held for sale, Princeton, in the first quarter of 2002, restructuring charges in the first quarter of 2003 and gain/(loss) on sale of assets in both quarters) totaled $1.4 million in the first three months ended March 31, 2003, an improvement of $2.1 million or 60.0%, from a loss of $3.5 million in the first three months ended March 31, 2002. The composition of the operating loss of $3.5 million included a loss of $1.2 million in IT Services, income of $219,000 in the Solutions Group and a loss of $2.5 million in Chimes.

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

        On May 2, 2003, the Company announced that after careful consideration, including a thorough review with an independent financial advisor, its Board of Directors has unanimously determined that Aquent LLC's purported $5.00 per share proposal for the Company's shares is grossly inadequate and not in the best interest of all of its shareholders.

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

Item 6.    Exhibits and Reports on Form 8-K

        a)    Exhibits

10.1	Non-qualified supplemental retirement benefit agreement for William J. Murphy, second amendment.
31.1	—CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	—CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signatures

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER HORIZONS CORP. (Registrant)
DATE: August 28, 2003	/s/ WILLIAM J. MURPHY
William J. Murphy, President, CEO (Principal Executive Officer) and Director
DATE: August 28, 2003	/s/ MICHAEL J. SHEA
Michael J. Shea, Vice President and CFO (Principal Financial Officer)
DATE: August 28, 2003	/s/ KRISTIN EVINS
Kristin Evins, Controller (Principal Accounting Officer)

QuickLinks

EXPLANATORY NOTE
Reconciliation of Segments Operating Loss to Consolidated Loss Before Income Taxes
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 4. Controls and Procedures
PART II Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures