Form 10-Q
period 2003-09-30
COMPUTER HORIZONS CORP
filed 2003-11-14
CIK 23019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2003
or
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

As of November 11, 2003 the issuer had 30,528,278 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,748	$59,769
Accounts receivable, net of allowance for doubtful accounts of $8,207 and $7,696 at September 30, 2003 and December 31, 2002, respectively	52,506	56,616
Deferred income taxes	5,167	4,557
Refundable income taxes	—	19,051
Other	5,557	7,219
TOTAL CURRENT ASSETS	113,978	147,212

PROPERTY AND EQUIPMENT	41,476	37,643
Less accumulated depreciation	(31,357)	(26,626)
	10,119	11,017

OTHER ASSETS - NET:
Goodwill (Note 3)	33,551	19,203
Intangibles (Note 3)	2,966	—
Deferred income taxes	12,361	8,020
Other	11,267	8,279
TOTAL OTHER ASSETS	60,145	35,502

TOTAL ASSETS	$184,242	$193,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,836	$10,830
Accrued payroll, payroll taxes and benefits	3,636	4,529
Restructuring reserve	3,028	3,266
Income taxes payable	1,144	—
Tax benefit reserve	19,600	19,600
Other accrued expenses	5,932	3,408
TOTAL CURRENT LIABILITIES	44,176	41,633

OTHER LIABILITIES	6,488	6,243

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at September 30, 2003 and December 31, 2002 respectively	3,315	3,315
Additional paid-in capital	133,162	133,518
Accumulated comprehensive loss	(3,324)	(4,306)
Retained earnings	14,996	28,255
	148,149	160,782
Less shares held in treasury, at cost; 2,586,344 shares and 2,660,667 shares at September 30, 2003 and December 31, 2002, respectively	(14,571)	(14,927)
TOTAL SHAREHOLDERS’ EQUITY	133,578	145,855

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$184,242	$193,731

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2003		September 30, 2002		September 30, 2003		September 30, 2002
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
IT Services	$32,235	50.0%	$49,127	66.8%	$103,738	56.5%	$157,800	68.6%
Solutions Group	27,016	41.9%	20,151	27.4%	65,308	35.6%	60,294	26.2%
Chimes	5,208	8.1%	4,296	5.8%	14,499	7.9%	12,017	5.2%

	64,459	100.0%	73,574	100.0%	183,545	100.0%	230,111	100.0%

COSTS AND EXPENSES:
Direct costs	44,406	68.9%	52,865	71.9%	128,690	70.1%	167,627	72.8%
Selling, general and administrative	20,494	31.8%	21,687	29.5%	56,273	30.7%	69,208	30.1%
Bad Debt Expense	389	0.6%	660	0.9%	4,252	2.3%	2,050	0.9%
Restructuring charge (Note 6)	787	1.2%	—	0.0%	2,985	1.6%	—	0.0%
Special charges (Note 13)	800	1.2%	—	0.0%	8,778	4.8%	—	0.0%
Amortization of Intangibles	526	0.8%	—	0.0%	526	0.3%	—	0.0%

	67,402	104.5%	75,212	102.3%	201,504	109.8%	238,885	103.8%

LOSS FROM OPERATIONS	(2,943)	-4.5%	(1,638)	-2.3%	(17,959)	-9.8%	(8,774)	-3.8%

OTHER INCOME / (EXPENSE):
Gain/(loss) on sale of assets	—	0.0%	—	0.0%	(273)	-0.1%	3,570	1.6%
Loss on investments	—	0.0%	—	0.0%	—	0.0%	(61)	0.0%
Interest income	96	0.1%	252	0.3%	372	0.2%	725	0.3%
Interest expense	(18)	0.0%	(5)	0.0%	(36)	0.0%	(168)	-0.1%

	78	0.1%	247	0.3%	63	0.1%	4,066	1.8%

LOSS BEFORE INCOME TAXES, CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND MINORITY INTEREST	(2,865)	-4.4%	(1,391)	-2.0%	(17,896)	-9.7%	(4,708)	-2.0%

INCOME TAXES/(BENEFIT):
Current	298	0.5%	—	0.0%	298	0.2%	—	0.0%
Deferred	(692)	-1.1%	(473)	-0.6%	(4,951)	-2.7%	(1,601)	-0.7%
	(394)	-0.6%	(473)	-0.6%	(4,653)	-2.5%	(1,601)	-0.7%

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND MINORITY INTEREST	(2,471)	-3.8%	(918)	-1.4%	(13,243)	-7.2%	(3,107)	-1.3%
Minority Interest	21	0.0%	—	0.0%	(16)	0.0%	—	0.0%
Cumulative effect of change in accounting principle (Note 3)	—	0.0%	—	0.0%	—	0.0%	(29,861)	-13.0%

NET LOSS	$(2,450)	-3.8%	$(918)	-1.4%	$(13,259)	-7.2%	$(32,968)	-14.3%

LOSS PER SHARE (BASIC & DILUTED):

Before Cumulative Effect of Change in Accounting Principle and Minority Interest	$(0.08)		$(0.03)		$(0.44)		$(0.10)

Cumulative Effect of Change in Accounting Principle	$—		$—		$—		$(0.95)

Net Loss	$(0.08)		$(0.03)		$(0.44)		$(1.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic & Diluted	30,548,000		31,218,000		30,403,000		31,388,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,259)	$(32,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	(4,951)	3,153
Depreciation	3,836	3,479
Amortization of intangibles	526	—
Provision for bad debts	4,252	2,050
Loss/(Gain) on sale of assets	273	(3,570)
Write off of goodwill	—	29,861
Change in assets and liabilities, net of acquisitions:
Accounts receivable	10,816	17,185
Other current assets	1,741	(1,822)
Assets held for sale	—	(1,929)
Other assets	(2,544)	1,393
Refundable income taxes	19,051	8,361
Accrued payroll, payroll taxes and benefits	(893)	(2,121)
Accounts payable	(1,477)	(859)
Income taxes payable	934	—
Other accrued expenses	(36)	(513)
Other liabilities	(347)	(775)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,922	20,925

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(1,683)	(2,455)
Acquisitions, net of cash	(22,141)	—
Proceeds received from the sale of assets	149	15,880
Acquisition of intangibles	(566)	—
Acquisition of goodwill	(427)	—
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(24,668)	13,425

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	(2,636)	—
Notes payable - banks, net	—	(10,000)
Stock options exercised	939	443
Purchase of treasury shares	(1,230)	(4,357)
Stock issued on employee stock purchase plan	291	948
NET CASH USED IN FINANCING ACTIVITIES	(2,636)	(12,966)

Foreign currency losses	361	(370)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(9,021)	21,014

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,769	41,033

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,748	$62,047

Supplemental disclosure of cash flow information:

Details of acquisition:
Tangible assets acquired (including cash of $347)	$13,083	$—
Liabilities assumed	(7,442)	—
Goodwill	13,921	—
Intangibles	2,926	—
Cash paid	22,488	—
Less: Cash received in acquisition	(347)	—
Net cash paid*	$22,141	$—

* Includes a $1.5 million note payment

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods September 30, 2003 and September 30, 2002

(unaudited)

1.              Basis of Presentation

The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and September 30, 2002, respectively and the statement of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Company.  The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the respective full years.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “ Accounting for Revenue Arrangements with Multiple Deliverables.”  This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods ending after December 15, 2003.  The transition provision allows either prospective application or a cumulative effect adjustment upon adoption.  The effect of the adoption of this statement was immaterial to the Company.

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

		Three Months Ended		Nine Months Ended
		September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss	As reported	$(2,450)	$(918)	$(13,259)	$(32,968)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(438)	(882)	(1,746)	(3,693)

	Pro forma	$(2,888)	$(1,800)	$(15,005)	$(36,661)
Earnings per share
Basic	As reported	$(0.08)	$(0.03)	$(0.44)	$(1.05)
	Pro forma	(0.09)	(0.06)	(0.49)	(1.17)

Diluted	As reported	$(0.08)	$(0.03)	$(0.44)	$(1.05)
	Pro forma	(0.09)	(0.06)	(0.49)	(1.17)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity.  Instruments within the scope of SFAS 150 must be classified as liabilities within the Company’s financial statements.  The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of July 1, 2003.  SFAS 150 is not expected to have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003.  Although the Company is still evaluating the impact of FIN 46, it is not expected to have a material effect on the Company’s financial statements.

3.              Adoption of FAS 142

Intangible Assets

Intangible assets are the result of the acquisition of certain assets and operations of RGII and the acquisition of the Xpress software from Commerce One. During the third quarter of 2003, the Company completed a purchase price allocation review and according to SFAS No. 142, assessed the useful lives of its acquired intangible assets.

The following table summarizes the acquired intangible assets, the remaining components and the accumulated amortization as of September 30, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Non-compete agreements	$250	$9	$241
RGII Trademark	150	37	113
RGII software	726	37	689
Customer contracts	1,800	427	1,373
Xpress software	566	16	550
Total	$3,492	$526	$2,966

Intangible assets are being amortized over periods ranging from six months to seven years, based on the estimated useful lives.  The amortization expense on these intangible assets for the three and nine months ended September 30, 2003 was $526,000.  The estimated remaining amortization expense for each year ending December 31, is as follows (in thousands):

2003 (remaining period)	$558
2004	755
2005	680
2006	613
2007	201
thereafter	159
Total	$2,966

Goodwill

During the quarter ended June 30, 2002, the Company completed the initial valuation of the carrying value of goodwill existing at January 1, 2002.  As a result a non-cash charge of $29.9 million, or $(0.95) per share was retroactively recorded as the cumulative effect of an accounting change in the six months ended June 30, 2002 statement of operations. For the year ended December 31, 2002 the Company completed a second valuation of the carrying value of the remaining goodwill and it was determined that no further impairment had occurred. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

Reporting Units	Solutions	IT Services	Education	Chimes	Consolidated
			(in 000’s)
Balance as of December 31, 2002	$19,203	$—	$—	$—	$19,203
Additions to goodwill*	14,348	—	—	—	14,348

Balance as of September 30, 2003	$33,551	$—	$—	$—	$33,551

* reflects goodwill acquired as a result of the RGII ($13,921) and GBTS ($427) acquisitions.  See Note 8.

The reporting units are equal to, or one level below, reportable segments.  The Company engaged independent valuation consultants to assist with the transitional goodwill and annual impairment tests.

As of December 31, 2002, the fair value of each of the reporting units was calculated using the following approaches:  (i) market approach and (ii) income approach.  Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices.  Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity.  Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.

The fair value conclusion of the reporting units reflects an appropriately weighted value of the market multiple approach and the income approach discussed above.  An asset approach was not used because the asset approach is most relevant for liquidation approaches, investment company valuations and asset rich company valuations (i.e. real estate entities) and was not deemed relevant for manufacturing and service company going-concern valuations.  When either the income approach or the market approach was used, each indicated value of the Solutions entity's equity exceeds the carrying value of the Solutions entity by at least $15 million.  Since each of the two approaches yielded values far in excess of carrying value, any weighting of the two approaches or either approach used alone results in the same conclusion, that the goodwill was not impaired.  When the other entities were tested, both approaches yielded an indicated value which was far below the carrying value of those entity’s equity, therefore the entire amount of goodwill was written off.  As a result, a loss of $29.9 million was recognized in June 2002 and recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations.  There was no income tax effect on the impairment charge as approximately $19 million of the charge related to goodwill in foreign tax jurisdictions where the Company believes it is more likely than not that future taxable income in these jurisdictions will not be sufficient to realize the related income tax benefits associated with the charge.  The remaining $11 million of the charge was related primarily to goodwill that was acquired prior to the ability to deduct goodwill for tax purposes.

The following pro forma table shows the effect of the cumulative effect of change in accounting principle on the Company’s net loss as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Reported Net Loss	$(2,450)	$(918)	$(13,259)	$(32,968)

Cumulative Effect of Change in Accounting Principle	—	—	—	29,861

Adjusted Net Loss	$(2,450)	$(918)	$(13,259)	$(3,107)

Reported Loss per Share:
Basic & Diluted	$(0.08)	$(0.03)	$(0.44)	$(1.05)

Adjustment for Cumulative Effect of Change in Accounting Principle:
Basic & Diluted	—	—	—	0.95

Adjusted Loss per Share:
Basic & Diluted	$(0.08)	$(0.03)	$(0.44)	$(0.10)

4.              Earnings Per Share

The computation of diluted earnings per share excludes options with exercise prices greater than the average market price.  As of September 30, 2003, there were 275,138 and 285,263 excluded options, respectively, for the third quarter and the first nine months ended September 30, 2003, with exercise prices between $4.40 and $26.63 and $4.00 and $26.63, respectively, per share.  There were 3,096,126 and 5,743,813 excluded options, respectively, for the third quarter and the first nine months ended September 30, 2002, outstanding at September 30, 2002 with exercise prices between $4.40 and $26.63 and $2.02 and $26.63, respectively, per share.

5.              Segment Information

The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations.  IT Services is primarily staffing augmentation.  The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing as well as software and relational database products, up to the time of sale, March 25, 2002, of Princeton Softech Inc.  In the segment information chart below, amounts pertaining to Princeton Softech Inc. for the nine months ended September 30, 2002, are included and total: revenues of $2.9 million, gross profit of $2.4 million and an operating loss of $1.9 million.  Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies, which, according to Forbes magazine, represent the biggest and most important companies, as measured by sales, profits, assets and market value.  Loss before income tax benefit consists of loss before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charges, special charges, the write-off of a terminated project, minority interest, amortization of intangibles, and net loss on investments.  These exclusions total expense of $2.0 million and income of  $247,000 for the quarter ended September 30, 2003 and 2002, respectively and expense of $15.3 million and income of $4.1 million for the first nine months ended September 30, 2003 and 2002, respectively  (see reconciliation of segments operating loss to consolidated loss before income taxes).  Corporate services, consisting of general and administrative services are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments based on revenue.

	Three Months Ended		Nine Months Ended
(in 000’s)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenue:
IT Services	$32,235	$49,127	$103,738	$157,800
Solutions Group	27,016	20,151	65,308	60,294
Chimes	5,208	4,296	14,499	12,017
TOTAL	$64,459	$73,574	$183,545	$230,111

Gross Margin:
IT Services	$6,514	$10,441	$20,763	$31,997
Solutions Group	8,657	6,361	20,656	19,965
Chimes	4,882	3,907	13,436	10,522
TOTAL	$20,053	$20,709	$54,855	$62,484

Operating income / (loss):
IT Services	$1,975	$4,110	$6,150	$11,512
Solutions Group	2,807	2,252	9,172	4,586
Chimes	(113)	(1,682)	(2,377)	(6,091)
TOTAL	$4,669	$4,680	$12,945	$10,007

Corporate Allocation:
IT Services	$3,213	$4,219	$9,249	$12,871
Solutions Group	1,767	1,730	4,999	4,927
Chimes	519	369	1,303	984
TOTAL	$5,499	$6,318	$15,551	$18,782

Income/(loss) before income tax benefit:
IT Services	$(1,238)	$(109)	$(3,099)	$(1,359)
Solutions Group	1,040	522	4,173	(341)
Chimes	(632)	(2,051)	(3,680)	(7,075)
TOTAL	$(830)	$(1,638)	$(2,606)	$(8,775)

Assets:
IT Services			$27,057	$43,579
Solutions Group			66,244	43,370
Chimes			15,625	20,285
Corporate and other			75,316	99,515
TOTAL			$184,242	$206,749

Reconciliation of Segment Loss before Income Tax Benefit to Consolidated Loss Before Income Tax Benefit:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Total Segments Loss before Income Tax Benefit	$(830)	$(1,638)	$(2,606)	$(8,775)
Adjustments:
Interest income, net	78	247	336	558
Gain/(loss) on sale of assets	—	—	(273)	3,570
Restructuring charges	(787)	—	(2,985)	—
Amortization of intangibles	(526)	—	(526)	—
Special charges	(800)	—	(8,778)	—
Write-off of terminated project	—	—	(3,064)	—
Net loss on investments	—	—	—	(61)
Total Adjustments:	$(2,035)	$(247)	(15,290)	4,067
Consolidated loss before income taxes, cumulative effect of change in accounting principle and minority interest	$(2,865)	$(1,391)	$(17,896)	$(4,708)

6.              Restructuring Charges

During the third quarter of 2003, the Company recorded a restructuring charge of approximately $787,000 relating to the closing of Chimes (UK) Ltd. and severance charges related to US operations.  The Company decided to continue business in this geographic area via a third party and therefore recorded the charge after the building was closed.  The provision includes an accrual relating to the future costs associated with continuing rent on this property in the United Kingdom.  The closing of this office resulted in a severance charge of $247,000.  As of September 30, 2003, $203,000 had been paid in severance to terminated employees.

	Recorded	Paid	Remaining at September 30, 2003
Severance:
United Kingdom	$247	$(203)	$44
United States	219	(219)	—
Total Severance	$466	$(422)	$44

Lease Obligations:
United Kingdom	$149	$(4)	$145

General Office Closure:
United Kingdom	$172	$(105)	$67

Total	$787	$(531)	$256

During the second quarter of 2003, the Company evaluated the geographic area in Canada and decided to close facilities and go virtual in the smaller Canadian markets.  After the buildings were entirely closed, the Company recorded a restructuring charge of approximately $1.9 million relating to the consolidating and closing of these facilities in the Canadian subsidiary.  This $1.9 million expense was calculated based on current rent commitments less a calculated sublease amount based on current market conditions.  The provision included an accrual relating to the future costs associated with continuing rent on six properties, five of which are in Canada, with rents continuing through 2004, 2006 and 2007.  The closing of these offices resulted in the termination of 20 employees with a severance charge of $697,000.  As of September 30, 2003, $524,000 had been paid in severance to the terminated employees.

	Recorded	Paid	Remaining at September 30, 2003
Lease Obligations:
Canada	$1,100	$(461)	$639
United States	36	(7)	29
Total Lease Obligations	$1,136	$(468)	$668

Severance:
Canada	$358	$(185)	$173
United States	197	(197)	—
United Kingdom	142	(142)	—
Total Severance	$697	$(524)	$173

General Office Closure:
Canada	$116	$(116)	$—

Total	$1,949	$(1,108)	$841

During the fourth quarter of 2002, the Company recorded a restructuring charge of $2.8 million pertaining to 2002 office closings.  During the second quarter of 2003, half of the rent for one office closing was reversed after the rent was negotiated at a lower rate for half the building.

	Remaining at December 31, 2002	Paid	Reversed	Remaining at September 30, 2003
Lease Obligations:
United States	$2,483	$(1,023)	$(25)	$1,435

At the end of 2002, the Company had $295,000 of five lease obligations remaining from the restructure expense recorded in 2001.  Of the five lease obligations, four remain and the balance as of September 30, 2003 was $141,000.

	Remaining at Dec. 31, 2002	Paid	Remaining at September 30, 2003
Severance:
United States	$1	$(1)	$—

Lease Obligations:
United States	$294	$(153)	$141

Total	$295	$(154)	$141

At the end of 2002 the Company had $488,000 of one lease obligation remaining on the restructure expense recorded in 2000 with the lease terminating in 2005.  The balance remaining at September 30, 2003 was $355,000.

	Remaining at Dec. 31, 2002	Paid	Remaining at September 30, 2003
Lease Obligations:
United States	$488	$(133)	$355

7.              Comprehensive Income / (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No.130”), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three and nine months ended September 30, 2003 and September 30, 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Comprehensive Loss:

Net Loss	$(2,450)	$(918)	$(13,259)	$(32,968)
Other comprehensive income/(loss) - Foreign currency adjustment	240	(48)	361	(370)
Unrealized gain/(loss) on SERP investments	(112)	—	621	—
Comprehensive Loss	$(2,322)	$(966)	$(12,277)	$(33,338)

8.              Acquisitions

On September 12, 2003, the Company acquired, from Commerce One, the Xpress solution, a suite of software and services designed to rapidly facilitate product data synchronization between trading partners.  The purchase price of the software was $566,000, recorded as intangible assets, and is being amortized over a three year period.

On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. (“RGII”).  The Company purchased RGII because acquiring a platform company in the Federal government IT Services marketplace has been a long-term priority for the Company.  The purchase price was approximately $22.1 million including an up-front cash payment, acquisition expenses, working capital adjustment and the payoff of a note payable of $1.5 million.  In addition the Company paid off a RGII $665,000 note and line of credit of approximately $2 million.  In addition, the seller may be entitled to contingent payments based on RGII’s performance against profitability objectives over the next three years.  The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if performance objectives are met.  The performance objectives relate to the calculation of actual earnings before interest and taxes (“EBIT”) versus the EBIT target.  There are no minimum payments required if objectives are not met.  The Company also entered into employment agreements with the former shareholder and employees of RGII and has agreed to issue an aggregate of 600,000 options to purchase shares of Computer Horizons stock over a three year period.  The Company completed the allocation of the purchase price to assets and liabilities acquired utilizing outside valuation consultants to assist in this process.  Audited historical financial statements of RGII together with applicable pro forma financial information were filed with the SEC on September 19, 2003.

The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Allocation of Purchase Price

Accounts receivable	$10,958
Other current assets	79
Property and equipment	1,255
Goodwill	13,921
Intangibles	2,926
Other assets	444
Total assets	29,583

Accounts payable	1,483
Taxes payable	210
Accrued expenses	2,520
Notes payable	2,636
Long-term liabilities	593
Total liabilities	7,442

Net assets	$22,141

Purchased intangibles totaling $2.9 million included unfunded backlog, funded backlog, software and non compete agreements.  $13.9 million was recorded as goodwill.

The acquisition will be treated as a purchase of assets for tax purposes.  Accordingly, goodwill will be subject to amortization for tax purposes over fifteen years.

Pro Forma Results

Effective July 1, 2003, the results of RGII’s operations have been included in the consolidated financial statements of the Company.  The following unaudited pro forma financial information presents the combined results of operations of the Company and RGII as if the acquisition had occurred as of the beginning of the periods presented.  The revenues and results of operations included in the following pro forma unaudited consolidated condensed statement of operations is not considered necessarily indicative of the results of operations for the periods specified had the transaction actually been completed at the beginning of the period.

	Actual	Pro Forma (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
IT Services	$32,235	$49,127	$103,738	$157,800
Solutions Group	27,016	28,499	84,173	83,931
Chimes	5,208	4,296	14,499	12,017
Total	64,459	81,922	202,410	253,748
Loss before minority interest and change in accounting principle	(2,471)	(236)	(12,957)	(1,762)
Minority interest	21	—	(16)	—
Cumulative effect of change in accounting principle	—	—	—	(29,861)
Net loss	$(2,450)	$(236)	$(12,973)	$(31,623)
Loss per share – (basic & diluted):
Net loss	$(0.08)	$(0.01)	$(0.43)	$(1.01)
Weighted average number of shares outstanding – basic & diluted	30,548,000	31,218,000	30,403,000	31,388,000

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the nine months ended September 30, 2003:  $1.0 million amortization expense on purchased intangible assets, elimination of acquisition related costs of $1.8 million, $55,000 reduction of interest income for cash consideration paid less interest expense reduction pertaining to RGII debt and $66,000 adjustment to taxes to record income taxes for RGII as if it was a C-Corporation and to record income tax effect of pro forma adjustments.

On January 31, 2003, the Company acquired the IT Solutions operations of Global Business Technology Solutions (GBTS), from Alea (Bermuda) Limited, a member of the Alea Group of companies and Westfield Services, Inc., a subsidiary of Westfield Financial Corporation for $400,000.  The outsourcing facility and its IT professionals are located in Chenni (Madras), India.  This transaction was accounted for as a purchase and the entire purchase price was allocated to goodwill.  Pro forma information has not been presented as the amounts are not material.

9.              Sale of Subsidiaries

On February 14, 2003, the Company sold the business and net assets of Computer Horizons e-Solutions (Europe) Limited, (“Solutions UK”) to Systems Associates Limited for 92,822 British Pounds Sterling (approximately US$145,500).  The loss from the transaction was $273,000.

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

10.       Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  As of the filing of this report, the Company had repurchased, in the open market, 3,114,900 shares of its stock at an average price of $3.47 per share for an aggregate purchase amount of $10.8 million.  There were no stock repurchases during the third quarter and as of September 30, 2003 the remaining authorization for repurchase is approximately 93,000 shares.

11.       Asset-Based Lending Facility

On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit.  This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables.  The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent.  As of September 30, 2003, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balances, $16.3 million was available for borrowing as of September 30, 2003.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $84,000 and $104,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

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

During 1998, the Company completed a business combination, which, for financial statement purposes, has been accounted for as a pooling-of-interests.  For income tax purposes the Company believes the transaction qualifies as a taxable purchase that gives rise to future tax deductions.  Upon the sale of the acquired business in 2001, these deductions were recognized for tax purposes.  The tax benefit of $19.6 million relating to the part of these deductions that was carried back to prior years was included in refundable income taxes in 2002.  Since the tax structure of the transaction is subject to determination by the tax authorities, the Company has recorded a reserve for the tax benefits resulting from the carryback and has not recorded deferred tax assets for the tax benefits being carried forward.  When resolved, the Company will record a deferred tax asset for the part of the tax benefits being carried forward and a tax benefit for the portion that was carried back, net of an appropriate valuation allowance. The tax benefit will be reflected as an increase in additional paid-in capital.  Any adjustments to the valuation allowance will be charged or credited to income.

The Internal Revenue Service is currently examining the Company’s federal income tax returns for the years ended December 31, 2001 and 2000, along with its federal refund claims for the calendar years 1996 through 1999.  The additional refund amount received in January 2003 is shown as a liability until the audit is completed.

13.       Special Items

For the three months ended September 30, 2003, the Company incurred special charges of $800,000 related to the unilateral acquisition proposal and activities of Aquent LLC. The Company also incurred a restructuring expense of $787,000 relating primarily to the closing of facilities in the United Kingdom. During the first nine months of 2003, the Company incurred special charges of $8.8 million consisting primarily of a severance package for the former CEO and expenses related to Aquent LLC.  The separation package of the former CEO, included a $3.5 million severance payment and $200,000 in continued medical coverage.  In addition, a $5.1 million expense pertaining to the unilateral acquisition proposal and activities of Aquent LLC was recorded.  This expense is primarily attributable to approximately $3.0 million of legal fees, $1.0 million in financial advisor fees and $1.0 million of proxy solicitation and other fees.  As management considers these special items to be infrequent and material in nature, the Company has reported the expenses on a separate line for full disclosure purposes, however, the amounts are reported within operating income.  The Company also incurred a restructuring expense of $3.0 million for the nine months ended September 30, 2003 relating primarily to the closing of facilities in Canada and the United Kingdom.  In addition, the Company voluntarily terminated a sub-contract with ATEB, a privately held company, for financial reasons and recorded a write-off of approximately $3.1 million due to the uncertainty of the realization of the receivable.  ATEB was the primary contractor to develop a new pharmacy system for Royal Ahold.  The Company is continuing recovery efforts for this receivable.

14.       Rescission Offer

From April 2001 through January 2003, the sale of shares of the Company’s common stock pursuant to the Employee Stock Purchase Plan were not exempt from registration or qualification under federal securities laws.  As a result, the Company may have failed to comply with the registration or qualification requirements of federal and applicable state securities laws because the Company did not register or qualify these stock issuances under either federal or applicable state securities laws.

As a result the Company intends to make a rescission offer to all those persons who purchased shares of common stock pursuant to the Employee Stock Purchase Plan during the affected periods.  The rescission offer will be made pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities laws.  In this rescission offer, the Company is offering to repurchase the shares subject to our rescission offer for the price paid per share plus interest from the date of purchase until the rescission offer expires, at the current statutory rate per year mandated by the state in which the shares were purchased.  The rescission offer will expire approximately 30 days after the effective date of the registration statement.  Assuming all of the shares subject to the rescission offer (approximately 659,000) are tendered in the rescission offer, the aggregate purchase price, excluding interest is estimated to be approximately $1.8 million.  This contingency payment is considered remote by the Company as the current price of the stock is above the price at which the shares would be repurchased.

16.  Aquent/Legal Matters

On April 29, 2003, the Company filed an action in the United States District Court for the District of New Jersey (the “New Jersey action”) against Aquent LLC, seeking (i) to enjoin Aquent from disseminating false and misleading proxy materials and press releases in support of its two nominees for director positions in connection with the Company’s May 14, 2003 Annual Meeting; (ii) to invalidate any proxies secured by Aquent through the use of unlawful proxy solicitation materials; and (iii) to require Aquent to disseminate corrective disclosure that not only amended the false and misleading proxy materials but also advised CHC shareholders how Aquent’s solicitations had violated the securities laws.  The court held that Aquent’s proxy materials were false and misleading but invalidated no proxies and permitted Aquent to limit corrective disclosure to new text enclosed with the old proxy materials, which contained the false and misleading statements.  On May 30, 2003, the Company filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit, contending, among other things, that the corrective disclosure ordered by the United States District Court was inadequate and not in compliance with federal securities laws.  On October 15, 2003, the Company filed its appellate papers.

On May 27, 2003, the Company brought an action in the Supreme Court of the State of New York, New York County (the “New York action”), seeking an order invalidating votes for directors Karl Meyer and Robert Trevisani cast at the Annual Meeting by stockholders of record who sold their shares between the record date and the date of the Annual Meeting.  The court in the New York action denied temporary restraints but on June 11, 2003, deferred ruling on the Company’s application for preliminary injunctive relief pending discovery and trial.  The matter has been scheduled for a hearing on December 15, 2003.

On or about June 2, 2003, Aquent filed a counterclaim in the New Jersey action against the Company and William J. Murphy, the Company’s President and Chief Executive Officer, alleging breach of fiduciary duty and seeking to enjoin the Company from delaying the continuation of the Annual Meeting - at which the certified election results would be accepted - or otherwise interfering with the seating of the Aquent nominees.  Aquent also sought attorneys’ fees and costs.  On or about June 20, 2003, Aquent filed an amended counterclaim in the New Jersey action, alleging breach of the duty of care and the duty of loyalty, waste of corporate assets, and violation of the proxy rules under Section 14(a) of the Securities Exchange Act of 1934.  The amended counterclaim sought, essentially, to enjoin the Company from challenging the election of the Aquent nominees, and it sought attorneys’ fees and costs.  The Company has filed an answer denying Aquent’s allegations.

On or about July 15, 2003, Aquent filed an Order to Show Cause in the New Jersey action, challenging an amendment to the Company’s by-laws adopted by the Board of Directors on June 30, 2003.  The by-law amendment specifies (a) that any request for a special meeting of shareholders must set a date for the meeting not fewer than seventy-five (75) nor more than ninety (90) days after the date on which the request is received; (b) that any such request shall be ineffective, and any special meeting cancelled, if the shareholder(s) who sign the request is/are not the holder(s) of the beneficial interest of 10% or more of the Company’s issued and outstanding shares on each of the following dates:   the date such request is mailed; the record date for the meeting (to be fixed by the Board within five business days after the receipt of the request); and the date of the meeting; and (c) that any such request for a special meeting shall be or become ineffective, and any meeting called or noticed pursuant thereto shall be cancelled, if such request of any solicitation therefore is not made in compliance with applicable law.  The court took testimony in the New Jersey action on August 7, 2003 and directed the parties to submit additional briefs on the issues.  The matter has been fully briefed and submitted and is pending before the court.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2003 and September 30, 2002

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

RESULTS OF OPERATIONS

Revenues.  Revenues decreased to $64.5 million in the third quarter of 2003 from $73.6 million in the third quarter of 2002, a decrease of $9.1 million or 12.4%.  Revenues decreased to $183.5 million in the nine months of 2003 from $230.1 million in the nine months of 2002, a decrease of $46.6 million or 20.3%.

Solutions Group revenues increased to $27.0 million in the third quarter of 2003 from $20.2 million in the third quarter of 2002, an increase of $6.8 million or 33.7%.  For the third quarter of 2003, RGII revenues totaled $9.3 million.  Solutions Group revenues increased to $65.3 million in the nine months of 2003 from $60.3 million in the nine months of 2002, an increase of $5.0 million or 8.3%.  The increase in Solutions Group revenues for the third quarter and first nine months of 2003 is attributable to the acquisition of RGII.

Excluding the revenue of the business unit held for sale, Princeton Softech, Inc., in the nine months of 2002, Solutions Group revenues increased $7.9 million or 13.8% to $65.3 million.

IT Services revenues decreased to $32.2 million in the third quarter of 2003 from $49.1 million in the third quarter of 2002, a decrease of $16.9 million or 34.4%.  For the third quarter of 2003, IT Services consultant average headcount decreased by 22.1%, accounting for approximately $10.9 million of the revenue decrease.  The balance of the decrease in revenue (approximately $6 million) is attributable to a reduction in average bill rates.  IT Services revenues decreased to $103.7 million in the first nine months of 2003 from $157.8 million in the first nine months of 2002, a decrease of $54.1 million or 34.3%, which is attributable to the softness in the IT Staffing business.  The decrease in IT Services revenue for the quarter and the first nine months of 2003, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy.

For the first nine months of 2003, IT Services consultant average headcount decreased by 23.8%, accounting for approximately $38 million of the revenue decrease.  The balance of the decrease in revenue (approximately $16 million) is attributable to a reduction in average bill rates.  The Company does not anticipate any growth during the remainder of 2003 in IT Services headcount levels.

Chimes revenue increased to $5.2 million in the third quarter of 2003 from $4.3 million in the third quarter of 2002, an increase of $900,000, or 20.9%.  Chimes revenue, for the first nine months of 2003, increased to $14.5 million from $12.0 million, an increase of $2.5 million or 20.8% from the comparable period of 2002.  This increase in Chimes revenue is primarily due to a decrease in revenue from existing customers (due to a decrease in managed spend) of approximately $400,000 and $1.0 million, respectively, for the third quarter and first nine months of 2003, offset by an increase of approximately $1.3 million and $3.5 million, respectively, for the third quarter and first nine months of 2003, in revenue from new customers in this segment.

Direct Costs.  Direct costs decreased to $44.4 million and $128.7 million in the third quarter and first nine months of 2003, respectively, from $52.9 million and $167.6 million in the comparable periods of 2002.  Consolidated gross margin, revenues less direct costs, increased to 31.1% in the third quarter of 2003 from 28.1% in the same period of 2002. In the Company’s Solutions Group, gross profit totaled $8.7 million, or 32% as a result of the RGII acquisition.  Without RGII, gross profit declined approximately $1.0 million during the third quarter of 2003, as a result of lower utilization rates in the Healthcare Practice and higher direct costs in the Education division.  Gross margin increased to 29.9% in the first nine months of 2003 from 27.2% in the same period of 2002.

Excluding the asset held for sale, Princeton Softech, Inc., in the first nine months of 2002, direct costs decreased to $128.7 million in the first nine months of 2003 from $167.1 million in the same period of 2002.  Gross margin in the first nine months of 2002 was 26.4%.

The Company’s consolidated gross margins improvement is primarily attributable to the change in the revenue mix, including RGII, among the Company’s business segments.  Chimes and the Solutions Group are higher gross margin businesses than the Company’s IT Services segment.  For the quarter ended September 30, 2003, Chimes and Solutions Group revenue totaled 50% of consolidated revenue, compared to 33.2% of consolidated revenue for the comparable period in 2002.  For the first nine months of 2003, Chimes and Solutions Group revenue totaled 43.5% of consolidated revenue, compared to 31.4% of consolidated revenue for the comparable period in 2002.

Costs and Expenses.  Selling, general and administrative expenses increased to $22.5 million in the third quarter of 2003 from $22.3 million in the comparable period of 2002.  As a percentage of revenue, the Company’s SG&A expenses increased to 34.9% in the third quarter of 2003 from 30.4% in the comparable period of 2002. The expenses in the third quarter of 2003 included $787,000 of restructuring charges  primarily related to the closing of the Chimes UK facility and $800,000 of special charges related to the unilateral acquisition proposal and activities of Aquent LLC. Without these special items, SG&A expenses would have decreased to $20.9 million or 32.4% of revenue.

SG&A expense increased to $72.3 million or 39.4% of revenue in the first nine months of 2003 from $71.3 million or 31.0% of revenue for the comparable period of 2002.  The expenses in 2003 included special charges of $8.8 million or 4.8% of revenue, consisting of $3.7 million for the separation package of the former CEO and $5.1 million pertaining to expenses related to the unilateral acquisition proposal and activities of  Aquent LLC, restructuring charges of $3.0 million, or 1.6% of revenue, for terminated leases

($1.3 million), severance ($1.4 million) and general office closure expense ($288,000) relating primarily to the closing of facilities in Canada and the United Kingdom.  In addition, the Company voluntarily terminated a sub-contract with ATEB, a privately held company, for financial reasons and recorded a write-off of approximately $3.1 million due to the uncertainty of the realization of the receivable.  ATEB was the primary contractor to develop a new pharmacy system for Royal Ahold.  The Company is continuing recovery efforts for this receivable.  The expenses in 2002 included assets held for sale (Princeton Softech, Inc.) of $4.3 million. Without these special items in 2003 and 2002, SG&A expenses would have decreased to $57.4 million in the first nine months of 2003 from $67.0 million in the comparable periods of 2002.  This decrease in SG&A expenses was primarily attributable to cost reductions in all segments, with approximately $2 million from rent savings and the balance primarily related to staff reduction and personnel costs.

Loss from Operations.  The Company’s loss from operations totaled $2.9 million in the third quarter of 2003, an increase to the loss of $1.3 million, from a loss of $1.6 million in the third quarter of 2002.  Operating margins were a loss of 4.5% in the third quarter of 2003 as compared to a loss of 2.2% in the third quarter of 2002.  This increase in the loss from operations in 2003 included a special charge of $800,000 or 1.2% of revenue, the entire amount related to the unilateral acquisition proposal and activities of Aquent LLC.  In addition, the Company incurred restructuring charges of $787,000, or 1.2% of revenue, relating primarily to the closing of facilities in the United Kingdom and amortization of intangibles of $526,000, or 0.8% of revenue.  The composition of the operating loss, excluding special items in 2003, included a loss of $1.2 million in IT Services, profit of $1.0 million in the Solutions Group and a loss of $632,000 in Chimes.  This compares to the operating loss of $1.6 million in the third quarter of 2002, consisting of a loss of $109,000 in IT Services, profit of $522,000 in the Solutions Group and a loss of $2.0 million in Chimes.  Operating margins, excluding these special items, were a loss of 1.3% in the third quarter of 2003 as compared to a loss of 2.2% in the third quarter of 2002.

The Company’s loss from operations totaled $18.0 million in the first nine months of 2003, an increase of $9.2 million, from a loss of $8.8 million in the comparable period of 2002.  The loss from operations in 2003 included a special charge of $8.8 million, or 4.8%, consisting of $3.7 million for the separation package of the former CEO and $5.1 million pertaining to expenses related to the unilateral acquisition proposal and activities of Aquent LLC, restructuring charges of $3.0 million, or 1.6% of revenue, relating primarily to the closing of facilities in Canada and the United Kingdom, amortization of intangibles of $526,000, or 0.3% of revenue and a special bad debt charge of $3.1 million, or 1.7% of revenue due to the write-off of a terminated contract with a customer for financial reasons.  The loss from operations in 2002 included the loss from operations of the asset held for sale, Princeton Softech, Inc., of $1.9 million, or 1.1% of revenue.  The composition of the 2003 operating loss, excluding the special items noted above included a loss of $3.1 million in IT Services, profit of $4.2 million in the Solutions Group and a loss of $3.7 million in Chimes.  This compares to the operating loss of $6.8 million, excluding operations of Princeton Softech, in the first nine months of 2002, consisting of a loss of $1.4 million in IT Services, income of $1.7 million in the Solutions Group and a loss of $7.1 million in Chimes.  Operating margins, excluding all special items, were a loss of 1.4% in the first nine months of 2003 as compared to a loss of 3.0% in the comparable period of 2002.

Other Income/(Expense).  Other income was $78,000 in the third quarter of 2003, compared to other income of $247,000 in the comparable period of 2002.  This decrease of other income during the third quarter of 2003 was due to decreased interest income primarily resulting from lower interest rates on cash investments.  Other income was $63,000 in the first nine months of 2003, compared to other income of $4.1 million in the comparable period of 2002.  This difference was primarily due to the gain on the sale of Princeton Softech in 2002.

Provision for Income Taxes.  The effective tax rates for Federal, state and local income taxes were 14% and 26% for the third quarter and first nine months of 2003, respectively, compared with 34% for the comparable periods of 2002.  The decrease in the effective tax rates was primarily attributable to valuation allowances recorded for state and foreign net operating loss carryovers.

Net Loss.  Net loss for the third quarter of 2003 was $2.5 million, or $0.08 loss per diluted share, compared to net loss of $918,000, or $0.03 loss per diluted share for the third quarter of 2002, an increased loss of $1.6 million.  The effect of special charges, restructuring charges and amortization of intangibles amounted to $0.06 loss per share, net of taxes, in the third quarter of 2003.  For the first nine months of 2003, the net loss was $13.3 million, or $0.44 loss per diluted share, compared to a net loss of $33.0 million, or $1.05 loss per diluted share for the first nine months of 2002.  The net loss in the first nine months of 2002 includes a charge for the cumulative effect of change in accounting principle of $29.9 million, or $0.95 per share, net of taxes, and operations of assets held for sale and the gain on sale of assets, which amounted to $1.1 million, or $0.03 loss per share, net of taxes.

Liquidity and Capital Resources

At September 30, 2003, the Company had approximately $70 million in working capital, of which $50.7 million was cash and cash equivalents.

Net cash provided by operating activities in the first nine months of 2003 was $17.9 million, consisting primarily of the tax refund received and a reduction in client accounts receivable.

Net cash used in investing activities in the first nine months of 2003 was $24.7 million, consisting primarily of the purchase of RGII.

Net cash used in financing activities in the first nine months of 2003 was $2.6 million, consisting of the payment of the notes for the acquisition of RGII.  In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  As of the date of filing of this report, the Company had repurchased, in the open market, 3,114,900 shares of its stock at an average price of $3.47 per share for an aggregate purchase amount of $10.8 million.  There were no stock repurchases during the third quarter and as of September 30, 2003, the remaining authorization for repurchase is approximately 93,000 shares.

At September 30, 2003, the Company had a current ratio position of 2.6 to 1. The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next year.

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

As of September 30, 2003, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balances, $16.3 million was available for borrowing as of September 30, 2003.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $84,000 and $104,000 for the nine month periods ended September 30, 2003 and 2002, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  Leases are short term in nature and non-capital.  The following table summarizes all commitments under contractual obligations as of September 30, 2003:

	Obligation Due
	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
	(in 000’s)
Operating leases	$11,282	$3,774	$5,889	$1,543	$76
Other long-term	6,488	35	—	—	6,453

Total Cash Obligations	$17,770	$3,809	$5,889	$1,543	$6,529

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “ Accounting for Revenue Arrangements with Multiple Deliverables.”  This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods ending after December 15, 2003.  The transition provision allows either prospective application or a cumulative effect adjustment upon adoption.  The effect of the adoption of this statement was immaterial to the Company.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity.  Instruments within the scope of SFAS 150 must be classified as liabilities within the Company’s financial statements.  The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of July 1, 2003.  SFAS 150 is not expected to have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003.  Although the Company is still evaluating the impact of FIN 46, it is not expected to have a material effect on the Company’s financial statements.

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

PART II   Other Information

Item 1.  Legal Proceedings

On April 29, 2003, the Company filed an action in the United States District Court for the District of New Jersey (the “New Jersey action”) against Aquent LLC, seeking (i) to enjoin Aquent from disseminating false and misleading proxy materials and press releases in support of its two nominees for director positions in connection with the Company’s May 14, 2003 Annual Meeting; (ii) to invalidate any proxies secured by Aquent through the use of unlawful proxy solicitation materials; and (iii) to require Aquent to disseminate corrective disclosure that not only amended the false and misleading proxy materials but also advised CHC shareholders how Aquent’s solicitations had violated the securities laws.  The court held that Aquent’s proxy materials were false and misleading but invalidated no proxies and permitted Aquent to limit corrective disclosure to new text enclosed with the old proxy materials, which contained the false and misleading statements.  On May 30, 2003, the Company filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit, contending, among other things, that the corrective disclosure ordered by the United States District Court was inadequate and not in compliance with federal securities laws.  On October 15, 2003, the Company filed its appellate papers.

On May 27, 2003, the Company brought an action in the Supreme Court of the State of New York, New York County (the “New York action”), seeking an order invalidating votes for directors Karl Meyer and Robert Trevisani cast at the Annual Meeting by stockholders of record who sold their shares between the record date and the date of the Annual Meeting.  The court in the New York action denied temporary restraints but on June 11, 2003, deferred ruling on the Company’s application for preliminary injunctive relief pending discovery and trial.  The matter has been scheduled for a hearing on December 15, 2003.

On or about June 2, 2003, Aquent filed a counterclaim in the New Jersey action against the Company and William J. Murphy, the Company’s President and Chief Executive Officer, alleging breach of fiduciary duty and seeking to enjoin the Company from delaying the continuation of the Annual Meeting — at which the certified election results would be accepted — or otherwise interfering with the seating of the Aquent nominees.  Aquent also sought attorneys’ fees and costs.  On or about June 20, 2003, Aquent filed an amended counterclaim in the New Jersey action, alleging breach of the duty of care and the duty of loyalty, waste of corporate assets, and violation of the proxy rules under Section 14(a) of the Securities Exchange Act of 1934.  The amended counterclaim sought, essentially, to enjoin the Company from challenging the election of the Aquent nominees, and it sought attorneys’ fees and costs.  The Company has filed an answer denying Aquent’s allegations.

On or about July 15, 2003, Aquent filed an Order to Show Cause in the New Jersey action, challenging an amendment to the Company’s by-laws adopted by the Board of Directors on June 30, 2003.  The by-law amendment specifies (a) that any request for a special meeting of shareholders must set a date for the meeting not fewer than seventy-five (75) nor more than ninety (90) days after the date on which the request is received; (b) that any such request shall be ineffective, and any special meeting cancelled, if the shareholder(s) who sign the request is/are not the holder(s) of the beneficial interest of 10% or more of the Company’s issued and outstanding shares on each of the following dates:   the date such request is mailed; the record date for the meeting (to be fixed by the Board within five business days after the receipt of the request); and the date of the meeting; and (c) that any such request for a special meeting shall be or become ineffective, and any meeting called or noticed pursuant thereto shall be cancelled, if such request of any solicitation therefore is not made in compliance with applicable law.  The court took testimony in the New Jersey action on August 7, 2003 and directed the parties to submit additional briefs on the issues.  The matter has been fully briefed and submitted and is pending before the court.

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

10.1 – Employment agreement between Computer Horizons Corp. and Kristin Evins.

31.1 – CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2 – CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

b)             Reports on Form 8-K

A report on Form 8-K/A was filed on September 19, 2003 to provide the financial statements and pro forma financial information of RGII.

A report on Form 8-K was filed on July 30, 2003, reporting the issuance of a press release reporting the financial results of Computer Horizons for its second fiscal quarter.

A report on Form 8-K was filed July 23, 2003 reporting that on July 8, 2003, pursuant to a Stock Purchase Agreement by and among Computer Horizons Corp., RGII Technologies, Inc. and Kathryn B. Freeland, Computer Horizons Corp. purchased all of the issued and outstanding capital stock of RGII.

A report on Form 8-K was filed on July 9, 2003, reporting the issuance of a press release announcing the completion of the acquisition of RGII Technologies, Inc.

A report on Form 8-K was filed on July 1, 2003, reporting the issuance of a press release announcing that its Board of Directors unanimously appointed Earl L. Mason as Chairman of the Board at a meeting held on June 27, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	November 14, 2003	/s/ William J. Murphy
William J. Murphy, President and CEO
(Principal Executive Officer)

DATE:	November 14, 2003	/s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

DATE:	November 14, 2003	/s/ Kristin Evins
Kristin Evins,
Controller
(Principal Accounting Officer)