Form 10-K/A
period 2002-12-31
COMPUTER HORIZONS CORP
filed 2003-12-30
CIK 23019

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A
                                  AMENDMENT NO. 2


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

                                 EXPLANATORY NOTE


     This Amendment No. 2 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2002 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have refiled our annual report on Form 1O-K in its entirety with the applicable changes.

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



All of the Company's customer relationships are memorialized in a master agreement, which address the terms and conditions which define the client engagement. Depending on the service to be performed for the client, either a task order (in the case of a staffing engagement) or a Statement of Work ("SOW") (in the case of a Solutions engagement) is generated. The SOW is signed by both the Company and the customer. In general, no Solutions work is done unless there is a SOW because the SOW provides the technical details of the work to be done. The SOW, although falling under the corresponding master agreement, is a stand-alone binding contractual document, typically outlining the project objectives, describing the personnel who will work on the project, describing phases of the project, the timeframes for work performance, and the rate of compensation, on a time and materials basis. In the event that the parameters of the project expand or otherwise change, a Project Change Request is implemented, to memorialize whatever change has occurred to the deliverables, personnel and or time/materials. The master agreements, in conjunction with the SOWs, are written to define, with as much detail as possible, the client relationship and all aspects of the work to be performed for the client. With regard to revenues expected in future periods, each SOW has a defined term or sets forth the anticipated length of a project. Where a client engagement is on-going, like certain "Help Desk" type services, the master agreements would still have a term length, but would recite that the agreement was renewable. Generally Solutions engagements are for a year or less. Staffing engagements can and do last for more than a year, with variations in the number of consultants being provided at any given time. Staffing engagements are generally cancelable by clients with a two to four week notice period.



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


The fair value conclusion of the reporting units reflects an appropriately weighted value of the market multiple approach and the income approach discussed above. An asset approach was not used because the asset approach is most relevant for liquidation approaches, investment company valuations and asset rich company valuations (i.e. real estate entities) and was not deemed relevant for manufacturing and service company going-concern valuations.
When either the income approach or the market approach was used, each indicated value of the Solutions entity's equity exceeds the carrying value of the Solutions entity by at least $15 million. Since each of the two approaches yielded values far in excess of carrying value, any weighting of the two approaches or either approach used alone results in the same conclusion, that the goodwill was not impaired. When the other entities were tested, both approaches yielded an indicated value which was far below the carrying value of those entity's equity, therefore the entire amount of goodwill was written off. As a result, a loss of $29.9 million was recognized and recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations. There was no income tax effect on the impairment charge as approximately $19 million of the charge related to goodwill in foreign tax jurisdictions where the Company believes it is more likely than not that future taxable income in these jurisdictions will not be sufficient to realize the related income tax benefits associated with the charge. The remaining $11 million of the charge was related primarily to goodwill that was acquired prior to the ability to deduct goodwill for tax purposes.


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


IT Services revenues decreased to $201.3 million in the year ended December 31, 2002 from $274.4 million in the year ended December 31, 2001, a decrease of $73.1 million or 26.6%. The decrease in IT Services revenue of $73.1 million is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy. For the year ended December 31, 2002, IT Services consultant average headcount decreased by 24%, accounting for approximately $66 million of the revenue decrease. The balance of the decrease in revenue (approximately $7 million) is attributable to a reduction in average bill rates. The Company does not anticipate any growth during 2003 in IT Services from the year-end 2002 headcount levels unless the economy recovers and IT spending increases.

Chimes revenue increased to $16.5 million in the year ended December 31, 2002, from $9.5 million in the year ended December 31, 2001, an increase of $7 million, or 73.7%. This increase was primarily due to an increase in revenue from existing customers of approximately $2.2 million and an increase of approximately $4.8 million in revenue from new customers in this segment.


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

The decrease in selling, general and administrative expenses was primarily attributable to cost reductions in all segments, with approximately
$1.3 million from rent savings and the balance primarily related to staff reduction and personnel costs. The decreases were offset by a $3.5 million increase in Chimes as the Company continues to invest in this subsidiary. Chimes average headcount increased 21% from approximately 168 at December 31, 2001 to 204 at December 31, 2002 primarily from the hiring of additional program office personnel used in the implementation and delivery of Chimes services.


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


IT Services revenues decreased to $274.4 million in the year ended December
31, 2001 from $303.7 million in the year ended December 31, 2000, a decrease of $29.3 million or 9.6%. The decrease in IT Services revenue of $29.3 million is the result of continued decreases in the demand for temporary technology workers, the impact of pricing decreases by customers and the lagging economy. In addition, for the year 2001, IT Services consultant average headcount decreased by 11% from 2,532 during 2000 to 2,263 during 2001. This accounted for the entire $29.3 million decline in revenue.

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


The decrease in selling, general and administrative expenses was primarily attributable to cost reductions in all segments, with approximately $1.1 million from rent savings and the balance primarily related to staff reduction and personnel costs. These expenses were offset by a $9.7 million increase in Chimes as the Company continues to invest in this subsidiary. Chimes average headcount increased 147% from approximately 68 at December 31, 2000 to approximately 168 at December 31, 2001.


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


NOTE 18 - RESCISSION OFFER

From April 2001 through January 2003, the sale of shares of the Company's common stock pursuant to the Employee Stock Purchase Plan were not exempt from registration or qualification under federal securities laws. As a result, the Company may have failed to comply with the registration or qualification requirements of federal and applicable state securities laws because the Company did not register or qualify these stock issuances under either federal or applicable state securities laws.

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


     The Company entered into an executive compensation exchange program with Mr. Cassese. Under the program, Mr. Cassese waived payments of $2,000,000 due to be made to him under the non-qualified supplemental retirement agreement, except for a $2,000,000 payment to be made in the event that a change of control occurs. In conjunction with this waiver, the Company entered into an arrangement to purchase a life insurance policy for the benefit of a trust established by Mr. Cassese. The cost of the life insurance policies to the Company has been actuarially determined and will not exceed the after-tax cost the Company expected to incur in connection with the payments under the non-qualified supplemental retirement agreement. In addition, the Company has non-qualified supplemental retirement benefit agreements with Messrs. Murphy and Shea. Under their agreements Messrs, Murphy and Shea will be entitled to receive $1,000,000 each, upon retirement from the Company at age 65. If Mr. Murphy or Mr. Shea retires from continuous employment with the Company prior to age 65 as a result of total and permanent disability, he will be deemed to have continuously employed by the Company until age 65 for purposes of his agreement. If Mr. Murphy or Mr. Shea terminates his employment with the Company prior to reaching age 65, other than as a result of death or total and permanent disability, he will be entitled to receive, upon reaching age 65, a retirement benefit based on accrual and vesting formulas set forth in his respective agreement. Had either Mr. Murphy or Mr. Shea terminated his employment as of the date of this Proxy Statement or during the year of 2002, Mr. Murphy's accrued and vested benfit would be $250,000 and Mr. Shea's accrued and vested benefit would be $34,500. If Mr. Murphy or Mr. Shea were to die prior to age 65, while still in the employ of the Company, his beneficiaries would be entitled to receive a lump sum benefit equal to the greater of his accrued and vested benefit or $500,000. Benefits payable upon retirement may be paid in a lump sum or in annual installments at the discretion of the beneficiary. In the event that a Change of Control occurs, Mr. Murphy's and Mr. Shea's entitlements will immediately vest and become payable.


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

10(o)     Non-qualified supplemental retirement       Exhibit 10(o) to Form
          benefit agreement for William J. Murphy     10-K for the fiscal year
                                                      ended December 31, 2003.

10(p)     Non-qualified supplemental retirement       Exhibit 10(p) to Form
          benefit agreement for Michael J. Shea       10-K for the fiscal year
                                                      ended December 31, 2003.

10(q)     First Amendment to the non-qualified        Exhibit 10(q) to Form
          supplemental retirement benefit agreement   10-K for the fiscal year
          for William J. Murphy                       ended December 31, 2003.

10(r)     First Amendment to the non-qualified        Exhibit 10(r) to Form
          supplement retirement benefit agreement     10-K for the fiscal year
          for Michael J. Shea                         ended December 31, 2003.

10(s)     Summary of Executive Compensation           Filed Herewith
          Exchange Program with John J. Cassese

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

                                 COMPUTER HORIZONS CORP.

Date:  December 30, 2003              By: /s/ William J. Murphy
                                      -------------------------
                                      William J. Murphy, President, CEO
                                      (Principal Executive Officer) and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 COMPUTER HORIZONS CORP.


Date:  December 30, 2003              By: /s/ William J. Murphy
                                      -------------------------
                                      William J. Murphy, President, CEO
                                      (Principal Executive Officer) and Director

Date:  December 30, 2003              By: /s/ Michael J. Shea
                                      -----------------------
                                      Michael J. Shea,
                                      Vice President and CFO
                                      (Principal Financial Officer)

Date:  December 30, 2003              By: /s/ Kristin Evins
                                      ---------------------
                                      Kristin Evins
                                      Controller
                                      (Principal Accounting Officer)

Date:  December 30, 2003              By: /s/ Earl Mason
                                      -----------------------
                                      Earl Mason, Chairman of the Board
                                      and Director

Date:  December 30, 2003              By: /s/ William M. Duncan
                                      -------------------------
                                      William M. Duncan, Director

Date:  December 30, 2003
                                      -------------------------
                                      Eric P. Edelstein, Director

Date:  December 30, 2003              By: /s/ William J. Marino
                                      -------------------------
                                      William J. Marino, Director

Date:  December 30, 2003
                                      ---------------------
                                      Karl L. Meyer, Director

Date:  December 30, 2003
                                      -----------------------------
                                      Robert A. Trevisani, Director

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

Edison, New Jersey
February 25, 2003
                                       72