Form 10-Q/A
period 2003-03-31
COMPUTER HORIZONS CORP
filed 2003-12-30
CIK 23019

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended March 31, 2003 is being filed solely for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have refiled our quarterly report on Form 10-Q in its entirety.

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

        IT Services revenues decreased to $36.2 million in the first quarter of 2003 from $54.7 million in the first quarter of 2002, a decrease of $18.5 million or 33.8%. The decrease in IT Services revenue of $18.5 million, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy. For the first quarter of 2003, IT Services consultant average headcount decreased by 25% from approximately 1,959 in 2002 to approximately 1,462 in 2003, accounting for approximately $14 million of the revenue decrease. The balance of the decrease in revenue (approximately $5 million) is attributable to a reduction in average bill rates. The Company does not anticipate any growth during 2003 in IT Services headcount levels unless the economy recovers and IT spending increases.

        Chimes revenue increased to $4.5 million in the first quarter of 2003 from $3.9 million in the first quarter of 2002, an increase of $0.6 million, or 15.4%. This increase in Chimes revenue is primarily due to a decrease in revenue from existing customers (due to a decrease in managed spend) of approximately $900,000 for the first quarter of 2003, offset by an increase of approximately $1.5 million for the first quarter of 2003, in revenue from new customers in this segment.

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

        The decrease in selling, general and administrative expenses was primarily attributable to cost reductions in all segments, with approximately $355,000 from rent savings and the balance primarily related to staff reduction and personnel costs. These decreases in SG&A expenses were partially offset by increases in Chimes as the Company continues to invest in this subsidiary.

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

Item 6.    Exhibits and Reports on Form 8-K

        a)    Exhibits

10.1	Non-qualified supplemental retirement benefit agreement for William J. Murphy, second amendment.*
31.1	—CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	—CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Previously filed

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

COMPUTER HORIZONS CORP. (Registrant)
DATE: December 30, 2003	/s/ WILLIAM J. MURPHY
William J. Murphy, President, CEO (Principal Executive Officer) and Director
DATE: December 30, 2003	/s/ MICHAEL J. SHEA
Michael J. Shea, Vice President and CFO (Principal Financial Officer)
DATE: December 30, 2003	/s/ KRISTIN EVINS
Kristin Evins, Controller (Principal Accounting Officer)

QuickLinks

EXPLANATORY NOTE
Reconciliation of Segments Operating Loss to Consolidated Loss Before Income Taxes
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 4. Controls and Procedures
PART II Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures