Form 10-Q/A
period 2003-06-30
COMPUTER HORIZONS CORP
filed 2003-12-30
CIK 23019

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

Commission File Number 0-7282

COMPUTER HORIZONS CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-2638902 (I.R.S. Employer Identification Number)
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

Yes ☒        No ☐

        As of August 11, 2003 the issuer had 30,472,840 shares of common stock outstanding.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended June 30, 2003 is being filed solely for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have refiled our quarterly report on Form 10-Q in its entirety.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Index

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,057	$59,769
Accounts receivable, net of allowance for doubtful accounts of $8,320 and $7,696 at June 30, 2003 and December 31, 2002, respectively	48,976	56,616
Deferred income taxes	5,867	4,557
Refundable income taxes	—	19,051
Other	5,588	7,219

TOTAL CURRENT ASSETS	131,488	147,212

PROPERTY AND EQUIPMENT	38,522	37,643
Less accumulated depreciation	(29,101)	(26,626)

	9,421	11,017

OTHER ASSETS — NET:
Goodwill	19,590	19,203
Deferred income taxes	10,969	8,020
Other	10,509	8,279

TOTAL OTHER ASSETS	41,068	35,502

TOTAL ASSETS	$181,977	$193,731

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,722	$10,830
Accrued payroll, payroll taxes and benefits	4,748	4,529
Restructuring reserve	3,877	3,266
Income taxes payable	706	—
Tax benefit reserve	19,600	19,600
Other accrued expenses	3,621	3,408

TOTAL CURRENT LIABILITIES	40,274	41,633

OTHER LIABILITIES	5,993	6,243

SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at June 30, 2003 and December 31, 2002 respectively	3,315	3,315
Additional paid-in capital	133,354	133,518
Accumulated comprehensive loss	(3,452)	(4,306)
Retained earnings	17,446	28,255

	150,663	160,782

Less shares held in treasury, at cost; 2,696,434 shares and 2,660,667 shares at June 30, 2003 and December 31, 2002, respectively	(14,953)	(14,927)

TOTAL SHAREHOLDERS' EQUITY	135,710	145,855

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$181,977	$193,731

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

OTHER INCOME/(EXPENSE):
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

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,809)	$(32,050)

Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	(4,259)	3,626
Depreciation	2,575	2,333
Provision for bad debts	3,863	1,390
Loss/(Gain) on sale of assets	273	(3,570)
Write off of goodwill	—	29,861
Change in assets and liabilities, net of acquisitions:
Accounts receivable	4,677	13,078
Other current assets	1,631	(2,153)
Assets held for sale	—	(1,929)
Other assets	(3,130)	1,201
Refundable income taxes	19,051	8,525
Accrued payroll, payroll taxes and benefits	219	(1,601)
Accounts payable	(3,108)	(2,737)
Income taxes payable	706	—
Other accrued expenses	1,135	621
Other liabilities	(250)	1,519

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,574	18,114

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(979)	(2,089)
Proceeds received from the sale of assets	149	15,880
Acquisition of assets	(387)	—

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(1,217)	13,791

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable—banks, net	—	(10,000)
Stock options exercised	847	336
Purchase of treasury shares	(1,230)	(2,389)
Stock issued on employee stock purchase plan	193	743

NET CASH USED IN FINANCING ACTIVITIES	(190)	(11,310)

Foreign currency losses	121	(321)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,288	20,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,769	41,033

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,057	$61,307

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

        The exercise price per share on all options granted may not be less than the fair value at the date of the option grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as modified by FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans. The Company expects to continue following the guidance under APB 25 for stock based compensation to employees. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

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

        The following pro forma table shows the effect of the cumulative effect of change in accounting principle on the Company's net loss as follows (in 000's, except per share data):

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

	Three Months Ended		Six Months Ended
(in 000's)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue:
IT Services	$35,320	$54,023	$71,503	$108,673
Solutions Group	18,691	19,472	38,292	40,143
Chimes	4,822	3,823	9,291	7,721

TOTAL	$58,833	$77,318	$119,086	$156,537

Gross Margin:
IT Services	$7,079	$10,992	$14,249	$21,556
Solutions Group	5,793	6,197	11,999	13,604
Chimes	4,450	3,559	8,554	6,615

TOTAL	$17,322	$20,748	$34,802	$41,775

Operating income / (loss):
IT Services	$(672)	$(215)	$(1,861)	$(1,250)
Solutions Group	1,443	1,043	3,133	(862)
Chimes	(1,101)	(2,532)	(3,048)	(5,024)

TOTAL	$(330)	$(1,704)	$(1,776)	$(7,136)

Assets:
IT Services			$32,304	$48,197
Solutions Group			39,108	43,449
Chimes			12,703	12,235
Corporate and other			97,862	107,560

TOTAL			$181,977	$211,441

Reconciliation of Segments Operating Loss to Consolidated Loss Before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Total Segments Operating Loss	$(330)	$(1,704)	$(1,776)	$(7,136)

Adjustments:
Interest Income	90	255	258	310
Gain/(loss) on sale of assets	—	—	(273)	3,570
Restructuring charges	(1,949)	—	(2,198)	—
Special charges	(7,978)	—	(7,978)	—
Write-off of terminated project	(3,064)	—	(3,064)	—
Net loss on investments	—	—	—	(61)

Total Adjustments:	(12,901)	255	(13,255)	3,819

Consolidated Loss Before Income Taxes:	$(13,231)	$(1,449)	$(15,031)	$(3,317)

6.     Restructuring Charges

        During the second quarter of 2003, the Company evaluated the geographic area in Canada and decided to close facilities and go virtual in the smaller Canadian markets. After the buildings were entirely closed, the Company recorded a restructuring charge of approximately $1.9 million relating to the consolidating and closing of certain facilities in the Canadian subsidiary. This $1.9 million expense was calculated based on current rent commitments less a calculated sublease amount based on current market conditions. The provision includes an accrual relating to the future costs associated with continuing rent on six properties, five of which are in Canada, with rents continuing through 2004, 2006 and 2007. The closing of these offices resulted in the termination of 20 employees with a severance charge of $697,000. As of June 30, 2003, $372,000 had been paid in severance to the terminated employees.

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Comprehensive Loss:
Net Loss	$(9,530)	$(956)	$(10,809)	$(32,050)
Other comprehensive income/(loss)—foreign currency adjustment	135	80	120	(322)
Unrealized gain on SERP investments	943	—	733	—

Comprehensive Loss	$(8,452)	$(876)	$(9,956)	$(32,372)

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

11.   Asset-Based Lending Facility

        On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of June 30, 2003, the Company had no outstanding loan balance against the facility. Based on the Company's eligible customer receivables and cash balances, $15.9 million was available for borrowing as of June 30, 2003. The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly. This charge was approximately $62,000 and $68,000 for the six-month periods ended June 30, 2003 and 2002, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

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

13.   Special Items

        During the second quarter of 2003, the Company incurred special charges of $8.0 million consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral acquisition proposal and activities of Aquent. The separation package of the former CEO, included a $3.5 million severance payment and $200,000 in continued medical coverage. The $4.3 million expense related to the unilateral acquisition proposal and activities of Aquent LLC was primarily attributable to approximately $2.3 million of legal fees, $1.0 million in financial advisor fees and $1.0 million of proxy solicitation and other fees. As management considers these special items to be infrequent and material in nature, the Company has reported the expenses on a separate line for full disclosure purposes, however, the amounts are reported within operating income. The Company also incurred a restructuring expense of $1.9 million relating primarily to the closing of facilities in Canada. In addition, the Company voluntarily terminated a sub-contract with ATEB, a privately held company, for financial reasons and recorded a write-off of approximately

$3.1 million due to the uncertainty of the realization of the receivable. ATEB was the primary contractor to develop a new pharmacy system for Royal Ahold. The Company is continuing recovery efforts for this receivable.

14.   Subsequent Events

        On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. ("RGII"). The purchase price included an up-front cash payment of approximately $19 million including the $18 million purchase price and $913,000 working capital adjustment. In addition, the seller may be entitled to contingent payments based on RGII's performance against profitability objectives over the next three years. The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met. These financial performance objectives are based on earnings before interest and taxes, ("EBIT") targets totaling $19.8 million over a three-year period. There are no minimum or maximum payment obligations under the terms of the contingent note, whereby the contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets. Additionally, the Company paid two note payables of $1.5 million and $644,000 and a line of credit payment of $2.0 million. The Company also entered into employment agreements with the former shareholder and key employees of RGII and have agreed to issue over a three-year period an aggregate of 600,000 options to purchase shares of Computer Horizons stock. The Company is in process of finalizing the allocation of the purchase price to assets and liabilities acquired and has engaged valuation consultants to assist in this process. Audited historical financial statements of RGII together with applicable pro forma financial information will be filed with the SEC by mid-September 2003.

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

        These matters are continuing and the ultimate outcome is uncertain. For a more complete description of these activities, please see Part II, Item 1—Legal Proceedings of this Form 10-Q filing.

16.   Rescission Offer

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

        IT Services revenues decreased to $35.3 million in the second quarter of 2003 from $54.0 million in the second quarter of 2002, a decrease of $18.7 million or 34.6%. IT Services revenues decreased to $71.5 million in the first half of 2003 from $108.7 million in the first half of 2002, a decrease of $37.2 million or 34.2% which is attributable to the softness in the IT Staffing business. The decrease in IT Services revenue for the quarter and the first six months, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy. For the first six months, IT Services consultant average headcount decreased by 22%, accounting for approximately $24 million of the revenue decrease. The balance of the decrease in revenue (approximately

$13 million) is attributable to a reduction in average bill rates. The Company does not anticipate any growth during the remainder of 2003 in IT Services headcount levels unless IT spending increases.

        Chimes revenue increased to $4.8 million in the second quarter of 2003 from $3.8 million in the second quarter of 2002, an increase of $1.0 million, or 26.3%. Chimes revenue, for the first six months of 2003, increased to $9.3 million from $7.7 million, an increase of $1.6 million or 20.8% for the comparable period of 2002. This increase in Chimes revenue for the first six months of 2003, is primarily due to a decrease in revenue from existing customers (due to a decrease in managed spend) of approximately $600,000, offset by an increase of approximately $2.2 million in revenue from new customers in this segment.

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

        Selling, General and Administrative.    Selling, general and administrative expenses increased to $30.6 million and $49.8 million in the second quarter and first half of 2003, respectively, from $22.5 million and $48.9 million in the comparable periods of 2002. As a percentage of revenue, the Company's SG&A expenses were 52.1% and 41.8% in the second quarter and first half of 2003, respectively; an increase from 29.0% and 31.2% in the comparable periods of 2002. The increase in the second quarter of 2003 SG&A expenses included a special charge of $8.0 million, or 13.6% of revenue, consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral proposal and activities of Aquent, LLC, restructuring charges of $1.9 million, or 3.3% of revenue, for terminated leases ($1.1 million), severance ($697,000) and general office closure expense ($116,000) relating primarily to the closing of facilities in Canada. In addition, the Company voluntarily terminated a sub-contract with ATEB, a privately held company, for financial reasons and recorded a write-off of approximately $3.1 million due to the uncertainty of the realization of the receivable. ATEB was the primary contractor to develop a new pharmacy system for Royal Ahold. The Company is continuing recovery efforts for this receivable. This increase was partially offset by a decrease attributable to cost reductions in all segments, with approximately $735,000 from rent savings and the balance primarily related to staff reduction and personnel costs. The expenses in the first half of 2003 included an additional restructure expense of $249,000 in severance and the expenses in the first half of 2002 included assets held for sale (Princeton Softech, Inc.) of $4.3 million, or 7.3% of revenue.

        Loss from Operations.    The Company's loss from operations totaled $13.3 million in the second quarter of 2003, a decline of $11.6 million, from a loss of $1.7 million in the second quarter of 2002. Operating margins were a loss of 22.7% in the second quarter of 2003 as compared to a loss of 2.2% in the second quarter of 2002. This increase in the loss from operations in 2003 included a special charge of $8.0 million, or 13.6% of revenue, consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral proposal and activities of Aquent, restructuring charges of $1.9 million, or 3.3% of revenue, relating primarily to the closing of facilities in Canada and a special bad debt charge of approximately $3.1 million, or 5.2% of revenue, due to the write-off of a terminated contract with a customer for financial reasons. The composition of the operating loss, excluding the special items in 2003, included a loss of $672,000 in IT Services, profit of $1.4 million in the Solutions Group and a loss of $1.1 million in Chimes. This compares to the operating loss of $1.7 million in the second quarter of 2002, consisting of a loss of $215,000 in IT Services, profit of $1.0 million in the Solutions Group and a loss of $2.5 million in Chimes.

        The Company's loss from operations totaled $15.0 million in the first six months of 2003, a decline of $7.9 million, from a loss of $7.1 million in the comparable period of 2002. The increase in the loss from operations in 2003 was due to a special charge of $8.0 million, or 6.7% of revenue, consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral proposal and activities of Aquent, restructuring charges of $2.2 million, or 1.8% of revenue, relating primarily to the closing of facilities in Canada and a special bad debt charge of $3.1 million, or 2.6% of revenue, due to the write-off of a terminated contract with a customer for financial reasons. The loss from operations in 2002 included the loss from operations of the asset held for sale, Princeton Softech, Inc., of $1.9 million, or 1.2% of revenue. The composition of the 2003 operating loss, excluding the special items noted above, included a loss of $1.9 million in IT Services, profit of $3.1 million in the Solutions Group and a loss of $3.0 million in Chimes. This compares to the operating loss of $5.2 million in the first half of 2002 (Excluding operations of Princeton Softech, Inc.), consisting of a loss of $1.4 million in IT Services, profit of $1.2 million in the Solutions Group and a loss of $5.0 million in Chimes.

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

        On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of June 30, 2003, the Company had no outstanding loan balance against the facility. Based on the Company's eligible customer receivables and cash balances, $15.9 million was available for borrowing as of June 30, 2003. The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly. This charge was approximately $62,000 and $68,000 for the six-month periods ended June 30, 2003 and 2002, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

Subsequent Events

        On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. ("RGII"). The purchase price included an up-front cash payment of approximately $19 million including the $18 million purchase price and $913,000 working capital adjustment. In addition, the seller may be entitled to contingent payments based on RGII's performance against profitability objectives over the next three years. The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met. These financial performance objectives are based on earnings before interest and taxes, ("EBIT") targets totaling $19.8 million over a three-year period. There are no minimum or maximum payment obligations under the terms of the contingent note, whereby the contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets. Additionally, the Company paid two note payables of $1.5 million and $644,000 and a line of credit payment of $2.0 million. The Company also entered into employment agreements with the former shareholder and employees of RGII and has agreed to issue over a three-year period an aggregate of 600,000 options to purchase shares of Computer Horizons stock. The Company is in process of finalizing the allocation of the purchase price to assets and liabilities acquired and has engaged valuation consultants to assist in this process. Audited historical financial statements of RGII together with applicable pro forma financial information will be filed with the SEC by mid-September 2003.

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

Item 4.    Control and Procedures

Disclosure Controls and Procedures

        The Company's CEO and CFO have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Controls over Financial Reporting

        There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    Other Information

Item 1.    Legal Proceedings

        On April 29, 2003, the Company filed an action in the United States District Court for the District of New Jersey (the "New Jersey action") against Aquent LLC, seeking (i) to enjoin Aquent from disseminating false and misleading proxy materials and press releases in support of its two nominees for director positions in connection with the Company's May 14, 2003 Annual Meeting; (ii) to invalidate any proxies secured by Aquent through the use of unlawful proxy solicitation materials; and (iii) to require Aquent to disseminate corrective disclosure that not only amended the false and misleading proxy materials but also advised CHC shareholders how Aquent's solicitations had violated the securities laws. The court held that Aquent's proxy materials contained statements that were material and misleading. However, the court did not invalidate any proxies and permitted Aquent to disseminate a supplement with new text along with the old proxy materials, which contained the misleading statements. On May 30, 2003, the Company filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit, contending, among other things, that the corrective disclosure ordered by the United States District Court was inadequate and not in compliance with federal securities laws.

        On May 27, 2003, the Company brought an action in the Supreme Court of the State of New York, New York County (the "New York action"), seeking an order invalidating votes for directors Karl Meyer and Robert Trevisani cast at the Annual Meeting by stockholders of record who sold their shares between the record date and the date of the Annual Meeting. The court in the New York action denied temporary restraints but on June 11, 2003, deferred ruling on the Company's application for preliminary injunctive relief pending discovery and trial.

        On or about June 2, 2003, Aquent filed a counterclaim in the New Jersey action against the Company and William J. Murphy, the Company's President and Chief Executive Officer, alleging breaches of fiduciary duty and seeking to enjoin the Company from delaying the continuation of the Annual Meeting—at which the certified election results would be accepted—or otherwise interfering with the seating of the newly elected directors. Aquent also sought attorneys' fees and costs. On or about June 20, 2003, Aquent filed an amended counterclaim in the New Jersey action, alleging breach of the duty of care and the duty of loyalty, waste of corporate assets, and violation of the proxy rules under Section 14(a) of the Securities Exchange Act of 1934 and seeks attorneys' fees and costs. The Company has filed an answer denying Aquent's allegations.

        On or about July 15, 2003, Aquent filed an Order to Show Cause in the New Jersey action, challenging an amendment to the Company's by-laws the Board of Directors adopted on June 30, 2003. The by-law amendment specifies (a) that any request for a special meeting of shareholders must set a date for the meeting not fewer than seventy-five (75) nor more than ninety (90) days after the date on which the request is received; (b) that any such request shall be ineffective, and any special meeting cancelled, if the shareholder(s) who sign the request is/are not the holder(s) of the beneficial interest of 10% or more of the Company's issued and outstanding shares on each of the following dates: the date such request is mailed; the record date for the meeting (to be fixed by the Board within five business days after the receipt of the request); and the date of the meeting; and (c) that any such request for a special meeting shall be or become ineffective, and any meeting called or noticed pursuant thereto shall be cancelled, if such request or any solicitation therefore is not made in compliance with applicable law. The court took testimony in the New Jersey action on August 7, 2003 and has directed the parties to submit additional briefs on the issues.

Item 4.    Submission of Matters to a Vote of Security Holders

        On May 14, 2003, the Company held its Annual Meeting of Stockholders.

  (1)
  The following directors were elected to serve on the Company's Board of Directors.

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
  (3)
  The Company's 1991 Director's Stock Option Plan was amended to extend the term of the plan to March 4, 2007.

For:	8,544,720
Against:	928,617
Abstain:	56,245
  (4)
  The issuance of 903,404 shares of the Company's common stock previously issued under the Company's Employee Stock Purchase Plan was ratified and the Company's Employee Stock Purchase Plan was amended to reserve an additional 3,500,000 shares (inclusive of the 903,404 shares) of the Company's common stock under such Employee Stock Purchase Plan.

For:	8,674,014
Against:	772,096
Abstain:	83,472
  (5)
  The Company's By-Laws were amended to authorize special meetings to be called by persons who own, individually or in the aggregate, 10% or more of the Company's outstanding common stock.

For:	13,050,936
Against:	4,501,170
Abstain:	73,443

Item 6.    Exhibits and Reports on Form 8-K

  a)
  Exhibits

31.1	—	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	—	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	—	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2	—	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
  b)
  Reports on Form 8-K

        A report on Form 8-K was filed on June 30, 2003, reporting that on June 30, 2003 the Board of Directors of Computer Horizons Corp. approved the addition of Article I, Section 3A as an amendment to the Company's By-Laws.

        A report on Form 8-K was filed on June 4, 2003, reporting the issuance of a press release stating that it reconvened its annual meeting and seated a slate of six directors, consisting of four incumbent directors and two directors proposed by a dissident shareholder. The Company also announced that it was moving ahead on legal proceedings challenging the outcome of the annual meeting vote and that the shareholders had approved an amendment to its by-laws so as to permit shareholders holding 10% or more of the Company's independent auditors; approved an amendment to the Company's 1991 Directors Stock Option Plan; ratified the issuance of 903,404 Company shares under the Company's Employee Stock Purchase Plan and approved a further amendment thereto to reserve an additional 3,500,000 shares (inclusive of the 903,404 shares).

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

QuickLinks

EXPLANATORY NOTE
COMPUTER HORIZONS CORP. AND SUBSIDIARIES Index
COMPUTER HORIZONS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Periods June 30, 2003 and June 30, 2002 (unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Periods Ended June 30, 2003 and June 30, 2002
PART II Other Information
Signatures