Form 10-Q/A
period 2003-09-30
COMPUTER HORIZONS CORP
filed 2003-12-30
CIK 23019

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes	☐ No

As of November 11, 2003 the issuer had 30,528,278 shares of common stock outstanding.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 is being filed solely for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have refiled our quarterly report on Form 10-Q in its entirety.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Index

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,748	$59,769
Accounts receivable, net of allowance for doubtful accounts of $8,207 and $7,696 at September 30, 2003 and December 31, 2002, respectively	52,506	56,616
Deferred income taxes	5,167	4,557
Refundable income taxes	—	19,051
Other	5,557	7,219

TOTAL CURRENT ASSETS	113,978	147,212

PROPERTY AND EQUIPMENT	41,476	37,643
Less accumulated depreciation	(31,357)	(26,626)

	10,119	11,017

OTHER ASSETS - NET:
Goodwill (Note 3)	33,551	19,203
Intangibles (Note 3)	2,966	—
Deferred income taxes	12,361	8,020
Other	11,267	8,279

TOTAL OTHER ASSETS	60,145	35,502

TOTAL ASSETS	$184,242	$193,731

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,836	$10,830
Accrued payroll, payroll taxes and benefits	3,636	4,529
Restructuring reserve	3,028	3,266
Income taxes payable	1,144	—
Tax benefit reserve	19,600	19,600
Other accrued expenses	5,932	3,408

TOTAL CURRENT LIABILITIES	44,176	41,633

OTHER LIABILITIES	6,488	6,243

SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at September 30, 2003 and December 31, 2002 respectively	3,315	3,315
Additional paid-in capital	133,162	133,518
Accumulated comprehensive loss	(3,324)	(4,306)
Retained earnings	14,996	28,255

	148,149	160,782

Less shares held in treasury, at cost; 2,586,344 shares and 2,660,667 shares at September 30, 2003 and December 31, 2002, respectively	(14,571)	(14,927)

TOTAL SHAREHOLDERS' EQUITY	133,578	145,855

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$184,242	$193,731

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of SFAS 150 must be classified as liabilities within the Company's financial statements. The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of July 1, 2003. SFAS 150 is not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. Although the Company is still evaluating the impact of FIN 46, it is not expected to have a material effect on the Company's financial statements.

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

    The following pro forma table shows the effect of the cumulative effect of change in accounting principle on the Company's net loss as follows (in thousands, except per share data):

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

	Three Months Ended		Nine Months Ended
(in 000's)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenue:
IT Services	$32,235	$49,127	$103,738	$157,800
Solutions Group	27,016	20,151	65,308	60,294
Chimes	5,208	4,296	14,499	12,017

TOTAL	$64,459	$73,574	$183,545	$230,111

Gross Margin:
IT Services	$6,514	$10,441	$20,763	$31,997
Solutions Group	8,657	6,361	20,656	19,965
Chimes	4,882	3,907	13,436	10,522

TOTAL	$20,053	$20,709	$54,855	$62,484

Operating income / (loss):
IT Services	$1,975	$4,110	$6,150	$11,512
Solutions Group	2,807	2,252	9,172	4,586
Chimes	(113)	(1,682)	(2,377)	(6,091)

TOTAL	$4,669	$4,680	$12,945	$10,007

Corporate Allocation:
IT Services	$3,213	$4,219	$9,249	$12,871
Solutions Group	1,767	1,730	4,999	4,927
Chimes	519	369	1,303	984

TOTAL	$5,499	$6,318	$15,551	$18,782

Income/(loss) before income tax benefit:
IT Services	$(1,238)	$(109)	$(3,099)	$(1,359)
Solutions Group	1,040	522	4,173	(341)
Chimes	(632)	(2,051)	(3,680)	(7,075)

TOTAL	$(830)	$(1,638)	$(2,606)	$(8,775)

Assets:
IT Services			$27,057	$43,579
Solutions Group			66,244	43,370
Chimes			15,625	20,285
Corporate and other			75,316	99,515

TOTAL			$184,242	$206,749

Reconciliation of Segment Loss before Income Tax Benefit to Consolidated Loss Before Income Tax Benefit:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Total Segments Loss before Income Tax Benefit	$(830)	$(1,638)	$(2,606)	$(8,775)

Adjustments:
Interest income, net	78	247	336	558
Gain/(loss) on sale of assets	—	—	(273)	3,570
Restructuring charges	(787)	—	(2,985)	—
Amortization of intangibles	(526)	—	(526)	—
Special charges	(800)	—	(8,778)	—
Write-off of terminated project	—	—	(3,064)	—
Net loss on investments	—	—	—	(61)
Total Adjustments:	$(2,035)	$(247)	(15,290)	4,067

Consolidated loss before income taxes, cumulative effect of change in accounting principle and minority interest	$(2,865)	$(1,391)	$(17,896)	$(4,708)

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

On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. ("RGII"). The Company purchased RGII because acquiring a platform company in the Federal government IT Services marketplace has been a long-term priority for the Company. The purchase price was approximately $22.1 million including an up-front cash payment, acquisition expenses, working capital adjustment and the payoff of a note payable of $1.5 million. In addition the Company paid off a RGII $665,000 note and line of credit of approximately $2 million. In addition, the seller may be entitled to contingent payments based on RGII's performance against profitability objectives over the next three years. The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met. These financial performance objectives are based on earnings before interest and taxes ("EBIT") targets totaling $19.8 million over a three-year period. There are no minimum or maximum payments obligations under the terms of the contingent note, whereby the contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets, and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets. The Company also entered into employment agreements with the former shareholder and key employees of RGII and have agreed to issue an aggregate of 600,000 options to purchase shares of Computer Horizons stock over a three year period.

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

Pro Forma Results

Effective July 1, 2003, the results of RGII's operations have been included in the consolidated financial statements of the Company. The following unaudited pro forma financial information presents the combined results of operations of the Company and RGII as if the acquisition had occurred as of the beginning of the periods presented. The revenues and results of operations included in the following pro forma unaudited consolidated condensed statement of operations is not considered necessarily indicative of the results of operations for the periods specified had the transaction actually been completed at the beginning of the period.

	Actual	Pro Forma (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
IT Services	$32,235	$49,127	$103,738	$157,800
Solutions Group	27,016	28,499	84,173	83,931
Chimes	5,208	4,296	14,499	12,017

Total	64,459	81,922	202,410	253,748
Loss before minority interest and change in accounting principle	(2,471)	(236)	(12,957)	(1,762)
Minority interest	21	—	(16)	—
Cumulative effect of change in accounting principle	—	—	—	(29,861)

Net loss	$(2,450)	$(236)	$(12,973)	$(31,623)

Loss per share — (basic & diluted):
Net loss	$(0.08)	$(0.01)	$(0.43)	$(1.01)
Weighted average number of shares outstanding — basic & diluted	30,548,000	31,218,000	30,403,000	31,388,000

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

9.     Sale of Subsidiaries

On February 14, 2003, the Company sold the business and net assets of Computer Horizons e-Solutions (Europe) Limited, ("Solutions UK") to Systems Associates Limited for 92,822 British Pounds Sterling (approximately US$145,500). The loss from the transaction was $273,000.

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

11.   Asset-Based Lending Facility

On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit. This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables. The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal. The borrowing base less outstanding loans must equal or exceed $17.5 million. At the time of closing there was a $170,000 commitment fee paid to the agent. As of September 30, 2003, the Company had no outstanding loan balance against the facility. Based on the Company's eligible customer receivables and cash balances, $16.3 million was available for borrowing as of September 30, 2003. The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly. This charge was approximately $84,000 and $104,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

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

16.   Aquent/Legal Matters

On April 29, 2003, the Company filed an action in the United States District Court for the District of New Jersey (the "New Jersey action") against Aquent LLC, seeking (i) to enjoin Aquent from disseminating false and misleading proxy materials and press releases in support of its two nominees for director positions in connection with the Company's May 14, 2003 Annual Meeting; (ii) to invalidate any proxies secured by Aquent through the use of unlawful proxy solicitation materials; and (iii) to require Aquent to disseminate corrective disclosure that not only amended the false and misleading proxy materials but also advised CHC shareholders how Aquent's solicitations had violated the securities laws. The court held that Aquent's proxy materials were false and misleading but invalidated no proxies and permitted Aquent to limit corrective disclosure to new text enclosed with the old proxy materials, which contained the false and misleading statements. On May 30, 2003, the Company filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit, contending, among other things, that the corrective disclosure ordered by the United States District Court was inadequate and not in compliance with federal securities laws. On October 15, 2003, the Company filed its appellate papers.

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

On or about June 2, 2003, Aquent filed a counterclaim in the New Jersey action against the Company and William J. Murphy, the Company's President and Chief Executive Officer, alleging breach of fiduciary duty and seeking to enjoin the Company from delaying the continuation of the Annual Meeting — at which the certified election results would be accepted — or otherwise interfering with the seating of the Aquent nominees. Aquent also sought attorneys' fees and costs. On or about June 20, 2003, Aquent filed an amended counterclaim in the New Jersey action, alleging breach of the duty of care and the duty of loyalty, waste of corporate assets, and violation of the proxy rules under Section 14(a) of the Securities Exchange Act of 1934. The amended counterclaim sought, essentially, to enjoin the Company from challenging the election of the Aquent nominees, and it sought attorneys' fees and costs. The Company has filed an answer denying Aquent's allegations.

On or about July 15, 2003, Aquent filed an Order to Show Cause in the New Jersey action, challenging an amendment to the Company's by-laws adopted by the Board of Directors on June 30, 2003. The by-law amendment specifies (a) that any request for a special meeting of shareholders must set a date for the meeting not fewer than seventy-five (75) nor more than ninety (90) days after the date on which the request is received; (b) that any such request shall be ineffective, and any special meeting cancelled, if the shareholder(s) who sign the request is/are not the holder(s) of the beneficial interest of 10% or more of the Company's issued and outstanding shares on each of the following dates: the date such request is mailed; the record date for the meeting (to be fixed by the Board within five business days after the receipt of the request); and the date of the meeting; and (c) that any such request for a special meeting shall be or become ineffective, and any meeting called or noticed pursuant thereto shall be cancelled, if such request of any solicitation therefore is not made in compliance with applicable law. The court took testimony in the New Jersey action on August 7, 2003 and directed the parties to submit additional briefs on the issues. The matter has been fully briefed and submitted and is pending before the court.

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

Chimes revenue increased to $5.2 million in the third quarter of 2003 from $4.3 million in the third quarter of 2002, an increase of $900,000, or 20.9%. Chimes revenue, for the first nine months of 2003, increased to $14.5 million from $12.0 million, an increase of $2.5 million or 20.8% from the comparable period of 2002. This increase in Chimes revenue, for the first nine months of 2003, is primarily due to an increase of approximately $2.5 million in revenue from new customers in this segment.

Direct Costs.    Direct costs decreased to $44.4 million and $128.7 million in the third quarter and first nine months of 2003, respectively, from $52.9 million and $167.6 million in the comparable periods of 2002. Consolidated gross margin, revenues less direct costs, increased to 31.1% in the third quarter of 2003 from 28.1% in the same period of 2002. In the Company's Solutions Group, gross profit totaled $8.7 million, or 32% as a result of the RGII acquisition. Without RGII, gross profit declined approximately $1.0 million during the third quarter of 2003, as a result of lower utilization rates in the Healthcare Practice and higher direct costs in the Education division. Gross margin increased to 29.9% in the first nine months of 2003 from 27.2% in the same period of 2002.

Excluding the asset held for sale, Princeton Softech, Inc., in the first nine months of 2002, direct costs decreased to $128.7 million in the first nine months of 2003 from $167.1 million in the same period of 2002. Gross margin in the first nine months of 2002 was 26.4%.

The Company's consolidated gross margins improvement is primarily attributable to the change in the revenue mix, including RGII, among the Company's business segments. Chimes and the Solutions Group are higher gross margin businesses than the Company's IT Services segment. For the quarter ended September 30, 2003, Chimes and Solutions Group revenue totaled 50% of consolidated revenue, compared to 33.2% of consolidated revenue for the comparable period in 2002. For the first nine months of 2003, Chimes and Solutions Group revenue totaled 43.5% of consolidated revenue, compared to 31.4% of consolidated revenue for the comparable period in 2002.

Costs and Expenses.    Selling, general and administrative expenses increased to $22.5 million in the third quarter of 2003 from $22.3 million in the comparable period of 2002. As a percentage of revenue, the Company's SG&A expenses increased to 34.9% in the third quarter of 2003 from 30.4% in the comparable period of 2002. The expenses in the third quarter of 2003 included $787,000 of restructuring charges primarily related to the closing of the Chimes UK facility and $800,000 of special charges related to the unilateral acquisition proposal and activities of Aquent LLC. Without these special items, SG&A expenses would have decreased to $20.9 million or 32.4% of revenue.

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

Loss from Operations.    The Company's loss from operations totaled $2.9 million in the third quarter of 2003, an increase to the loss of $1.3 million, from a loss of $1.6 million in the third quarter of 2002. Operating margins were a loss of 4.5% in the third quarter of 2003 as compared to a loss of 2.2% in the third quarter of 2002. This increase in the loss from operations in 2003 included a special charge of $800,000 or 1.2% of revenue, the entire amount related to the unilateral acquisition proposal and activities of Aquent LLC. In addition, the Company incurred restructuring charges of $787,000, or 1.2% of revenue, relating primarily to the closing of facilities in the United Kingdom and amortization of intangibles of $526,000, or 0.8% of revenue. The composition of the operating loss, excluding special items in 2003, included a loss of $1.2 million in IT Services, profit of $1.0 million in the Solutions Group and a loss of $632,000 in Chimes. This compares to the operating loss of $1.6 million in the third quarter of 2002, consisting of a loss of $109,000 in IT Services, profit of $522,000 in the Solutions Group and a loss of $2.0 million in Chimes. Operating margins, excluding these special items, were a loss of 1.3% in the third quarter of 2003 as compared to a loss of 2.2% in the third quarter of 2002.

The Company's loss from operations totaled $18.0 million in the first nine months of 2003, an increase of $9.2 million, from a loss of $8.8 million in the comparable period of 2002. The loss from operations in 2003 included a special charge of $8.8 million, or 4.8%, consisting of $3.7 million for the separation package of the former CEO and $5.1 million pertaining to expenses related to the unilateral acquisition proposal and activities of Aquent LLC, restructuring charges of $3.0 million, or 1.6% of revenue, relating primarily to the closing of facilities in Canada and the United Kingdom, amortization of intangibles of $526,000, or 0.3% of revenue and a special bad debt charge of $3.1 million, or 1.7% of revenue due to the write-off of a terminated contract with a customer for financial reasons. The loss from operations in 2002 included the loss from operations of the asset held for sale, Princeton Softech, Inc., of $1.9 million, or 1.1% of revenue. The composition of the 2003 operating loss, excluding the special items noted above included a loss of $3.1 million in IT Services, profit of $4.2 million in the Solutions Group and a loss of $3.7 million in Chimes. This compares to the operating loss of $6.8 million, excluding operations of Princeton Softech, in the first nine months of 2002, consisting of a loss of $1.4 million in IT Services, income of $1.7 million in the Solutions Group and a loss of $7.1 million in Chimes. Operating margins, excluding all special items, were a loss of 1.4% in the first nine months of 2003 as compared to a loss of 3.0% in the comparable period of 2002.

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

As of September 30, 2003, the Company had no outstanding loan balance against the facility. Based on the Company's eligible customer receivables and cash balances, $16.3 million was available for borrowing as of September 30, 2003. The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly. This charge was approximately $84,000 and $104,000 for the nine month periods ended September 30, 2003 and 2002, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of SFAS 150 must be classified as liabilities within the Company's financial statements. The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of July 1, 2003. SFAS 150 is not expected to have a material effect on the Company's financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. Although the Company is still evaluating the impact of FIN 46, it is not expected to have a material effect on the Company's financial statements.

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

PART II Other Information

Item 1. Legal Proceedings

On April 29, 2003, the Company filed an action in the United States District Court for the District of New Jersey (the "New Jersey action") against Aquent LLC, seeking (i) to enjoin Aquent from disseminating false and misleading proxy materials and press releases in support of its two nominees for director positions in connection with the Company's May 14, 2003 Annual Meeting; (ii) to invalidate any proxies secured by Aquent through the use of unlawful proxy solicitation materials; and (iii) to require Aquent to disseminate corrective disclosure that not only amended the false and misleading proxy materials but also advised CHC shareholders how Aquent's solicitations had violated the securities laws. The court held that Aquent's proxy materials were false and misleading but invalidated no proxies and permitted Aquent to limit corrective disclosure to new text enclosed with the old proxy materials, which contained the false and misleading statements. On May 30, 2003, the Company filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit, contending, among other things, that the corrective disclosure ordered by the United States District Court was inadequate and not in compliance with federal securities laws. On October 15, 2003, the Company filed its appellate papers.

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

On or about June 2, 2003, Aquent filed a counterclaim in the New Jersey action against the Company and William J. Murphy, the Company's President and Chief Executive Officer, alleging breach of fiduciary duty and seeking to enjoin the Company from delaying the continuation of the Annual Meeting—at which the certified election results would be accepted—or otherwise interfering with the seating of the Aquent nominees. Aquent also sought attorneys' fees and costs. On or about June 20, 2003, Aquent filed an amended counterclaim in the New Jersey action, alleging breach of the duty of care and the duty of loyalty, waste of corporate assets, and violation of the proxy rules under Section 14(a) of the Securities Exchange Act of 1934. The amended counterclaim sought, essentially, to enjoin the Company from challenging the election of the Aquent nominees, and it sought attorneys' fees and costs. The Company has filed an answer denying Aquent's allegations.

On or about July 15, 2003, Aquent filed an Order to Show Cause in the New Jersey action, challenging an amendment to the Company's by-laws adopted by the Board of Directors on June 30, 2003. The by-law amendment specifies (a) that any request for a special meeting of shareholders must set a date for the meeting not fewer than seventy-five (75) nor more than ninety (90) days after the date on which the request is received; (b) that any such request shall be ineffective, and any special meeting cancelled, if the shareholder(s) who sign the request is/are not the holder(s) of the beneficial interest of 10% or more of the Company's issued and outstanding shares on each of the following dates: the date such request is mailed; the record date for the meeting (to be fixed by the Board within five business days after the receipt of the request); and the date of the meeting; and (c) that any such request for a special meeting shall be or become ineffective, and any meeting called or noticed pursuant thereto shall be cancelled, if such request of any solicitation therefore is not made in compliance with applicable law. The court took testimony in the New Jersey action on August 7, 2003 and directed the parties to submit additional briefs on the issues. The matter has been fully briefed and submitted and is pending before the court.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

10.1—	Employment agreement between Computer Horizons Corp. and Kristin Evins.*
31.1—	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2—	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1—	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2—	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  *
  Previously filed.

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

QuickLinks

COMPUTER HORIZONS CORP. AND SUBSIDIARIES Index
  COMPUTER HORIZONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
  COMPUTER HORIZONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in thousands, except per share data)
  COMPUTER HORIZONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in thousands)
COMPUTER HORIZONS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Periods September 30, 2003 and September 30, 2002 (unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Periods Ended September 30, 2003 and September 30, 2002
  Item 4. Control and Procedures
PART II Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures