Form 10-Q/A
period 2003-09-30
COMPUTER HORIZONS CORP
filed 2004-01-21
CIK 23019

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

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended September 30, 2003 is being filed solely for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have refiled our quarterly report on Form 10-Q in its entirety, however changes pertain only to the Management's Discussion and Analysis Section of this Form 10-Q/A.

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

Direct Costs.    Direct costs decreased to $44.4 million and $128.7 million in the third quarter and first nine months of 2003, respectively, from $52.9 million and $167.6 million in the comparable periods of 2002. Consolidated gross margin, revenues less direct costs, increased to 31.1% and 29.9% in the third quarter and nine months ended September 30, 2003 from 28.1% and 27.2% in the same periods of 2002. In the Company's Solutions Group, gross profit increased to $8.7 million, or 32% in the third quarter of 2003 as a result of the RGII acquisition. Without RGII, gross profit declined approximately $1.0 million during the third quarter of 2003 and declined to 31.6% from 33.1% for the nine months ended September 30, 2003 and 2002, respectively. These declines were as a result of lower utilization rates in the Healthcare Practice and higher direct costs in the Education division. Gross margin in the Company's IT Services segment decreased to 20.2% and 20.0% from 21.3% and 20.3% for the third quarter and first nine months ended September 30, 2003 and 2002, respectively. The decrease is attributable to a reduction in staff utilization (billable hours/available hours) in the third quarter of 2003, primarily resulting from the Northeast blackout. Gross margin in the Company's Chimes segment increased to 93.7% and 92.7% from 90.9% and 87.6% for the third quarter and first nine months ended September 30, 2003 and 2002, respectively, due to the increase in revenue from new customers at a higher gross margin.

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

As a result of the Company's acquisition of RGII, the seller of RGII may be entitled to contingent payments based on RGII's performance against profitability objectives over the next three years. The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met. These financial performance objectives are based on earnings before interest and taxes, ("EBIT") targets totaling $19.8 million over a three-year period. There are no minimum or maximum payment obligations under the terms of the contingent note, whereby the contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets. The payments, if the applicable EBIT targets are met, will be due as follows: 2004 payment of $1.7 million, 2005 payment of $3.3, 2006 payment of $5 million. These payments will be reduced or increased based on actual EBIT performance.

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

COMPUTER HORIZONS CORP. (Registrant)
DATE:	January 21, 2004	/s/ William J. Murphy William J. Murphy, President and CEO (Principal Executive Officer)
DATE:	January 21, 2004	/s/ Michael J. Shea Michael J. Shea, Vice President and CFO (Principal Financial Officer)
DATE:	January 21, 2004	/s/ Kristin Evins Kristin Evins, Controller (Principal Accounting Officer)

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