Form 10-K
period 2003-12-31
COMPUTER HORIZONS CORP
filed 2004-03-15
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-7282

COMPUTER HORIZONS CORP.
(Exact name of registrant as specified in its charter)

New York	13-2638902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

49 Old Bloomfield Avenue Mountain Lakes, New Jersey	07046-1495
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number,
including area code:	(973) 299-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (Par value $.10 per share)
(Title of class)

Series A Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).   Yes  ☒   No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $142,000,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 10, 2004 were 30,551,552 shares.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated herein by reference the registrant’s (i) portions of the Annual Report to Shareholders for the year ended December 3l, 2003, in Part II of this Report and (ii) portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission on or before April 7, 2004, in Part III hereof.

PART I

Item 1.  Business

General

Computer Horizons Corp., or CHC, or the Company, is a strategic solutions and human capital management company with more than thirty-six years of experience, specifically in information technology.  The Company provides its services to multi-national companies through its “bestshore” delivery centers located globally, and enabling its Fortune 2000 customer base to maximize technology investments.  With the acquisition of RGII Technologies, Inc., in July 2003, CHC has expanded its government practice to include the Federal government sector, in addition to various other vertical markets it serves, such as healthcare, insurance and financial services.  CHC’s wholly owned subsidiary, Chimes, uses its proprietary technology to enable its Global 2000 (which, Forbes magazine defines as the biggest and most important companies as measured by sales, profits, assets and market value), customer base to align and integrate business planning with human resource management across an enterprise’s business functions.

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

The Company’s clients are primarily Global 2000 companies with significant information technology budgets and recurring staffing needs.  In 2003, the Company provided information technology services to 967 clients.  During 2003, the Company’s largest client accounted for 7% of the Company’s consolidated revenues.  The Company offers its clients a broad range of business and technical services as an outsourcer and systems integrator capable of providing complex total solutions.  This total solutions approach comprises proprietary software and tools, proven processes and methodologies, tested project management practices and resource management and procurement programs.

The Company offers global technology services and solutions, which are divided into three divisions; (1) Solutions, (2) IT Services and (3) Chimes.

(1) Solutions:  CHC Solutions Group (including RGII Technologies Inc., CHC Healthcare Solutions and CHC’s training/education practice) is an e-Business Solutions provider, enabling enterprises and Federal, State and Local government agencies to build business-critical and highly scalable solutions.  The Solutions Group, comprised of approximately 800 IT professionals, offers a comprehensive list of integrated solutions including e-business strategy and assessment; HIPAA compliance; on shore, near-shore and offshore outsourcing;  enterprise network management; web architecture design; hosting and integration; application development; customer relationship management (CRM); project management; systems integration; networking services and education/training.  In addition, in September 2003, the Company acquired the XpressTM  software suite which, along with related implementation services, enables manufacturers to become UCCnet compliant whereby product identification data is synchronized and standardized with retailers.  For projects in the Solutions’ division, CHC is responsible for the project management and supervision.  Generally, the gross margins in this division are higher than that of the IT Services division.  Revenues in the Solutions Group are recognized as services are performed under either time-and-material or a fixed fee basis.  However, adjustments are made if necessary to reflect progress against milestones or deliverables.

(1a) RGII Technologies, Inc. (RGII): In July 2003, the Company acquired RGII, a solutions provider of high-end technology and program management to Federal, State and Local government agencies.  RGII offers services and solutions in such areas as: enterprise management, network infrastructure, information assurance and security, web development and integration, call management, engineering technology and technical services.

(1b) Outsourcing:  Spurred by global competition and rapid technological change, large companies, in particular, are downsizing and outsourcing for reasons such as cost reduction, capital asset improvement, improved technology and better strategic focus.  In response to this trend, the Company has created a group of outsourcing centers onshore, near-shore in Montreal and offshore in Chennai, India with 24 hour / 7 day a week support, which are fully equipped with the latest technology and communications, as well as a complete staff that includes experienced project managers, technicians and operators.  These professionals facilitate essential data functions including:  applications development, systems maintenance, data network management, voice network administration and help desk operations.

(1c) CHC Healthcare Solutions, LLC:  CHC Healthcare Solutions was formed in 2002, as a consortium of Computer Horizons Corp. and a healthcare consulting firm, ZA Consulting, LLC. CHC Healthcare Solutions, reported under CHC Solutions, offers operational, compliance and technology services and solutions to the healthcare industry.

(1d) Education/Training:  The Company’s education division offers custom-designed and/or existing training programs to enhance the competencies of client staff in specific technologies, languages, methodologies and applications.  The prevailing focus of the Company is to assist clients through instructor-led, on-site training and consulting in the transitioning IT organization of Global 2000 corporations nationwide.   To support these changing technologies, the Company has developed extensive curriculum offerings in Web Technologies, Relational Databases, Programming Languages, Reporting Tools, Process Improvement, UNIX, Client/Server and Mainframe Technologies.

(1e) Software Products:  Princeton Softech, Inc. a wholly-owned subsidiary of the Company which was sold March 25, 2002, was a software products company that delivered leveraging technologies for enterprise-scale solutions.

(2) IT Services:  CHC’s IT Services Group provides highly skilled software professionals to augment the internal information management staffs of major corporations.  The Company offers its clients a just-in-time solution to supply their staffing needs from among the Company’s approximately 1,400 IT professionals.  Customers are serviced through the Company’s branch network of offices in the United States and Canada, and virtually through Chimes.  The customer is responsible for managing and supervising our software professionals. As a result, gross margins in this business area are significantly less than Solutions services.  Revenue for the IT Services Group is recognized as services are rendered on a time-and-material basis.  Hourly and daily rates are determined in advance and agreed to with the customer.  Time worked is documented in various forms using the applicable timekeeping process (i.e. the client’s or the Company’s timekeeping systems).

(3) Chimes: Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies.   Through scalable, web-based software, Chimes administers the hiring cycle to identify, leverage and manage the enterprise-wide spend on human capital.  Chimes’ portfolio of services addresses contingent hiring (CVM), full-time hiring (CAM), program management (RPM) and consolidated time sheet and expense processing (CTE).

Personnel

As of December 3l, 2003, the Company had a staff of 2,665, including approximately 2,200 IT professionals.   The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

Competition

The Company competes in the commercial information technology services market which is highly competitive and served by numerous firms, many of which serve only their respective local markets.  The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies, facilities management and management information systems or MIS outsourcing companies, certain accounting firms, and general management consulting firms.  The Company’s competitors include companies such as Analysts International Corp., CIBER, Inc., Computer Task Group Inc., iGATE Corp. and Covansys Corp.  Many participants in the information technology consulting and software solutions market have significantly greater financial, technical and marketing resources and generate greater revenues than the Company.  The Company believes that the principal competitive factors in the commercial information technology services industry include responsiveness to client needs, speed of application software development, quality of service, price, project management capability and technical expertise.  Pricing has its greatest importance as a competitive factor in the area of professional service staffing.  The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel, the ownership by competitors of software used by potential clients, the price at which others offer comparable services and the extent of its competitors’ responsiveness to customer needs.

Available Information

The Company’s internet website address is www.computerhorizons.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Risk Factors

The Company’s revenues have declined and the operating loss has increased because demand for IT Services has weakened significantly, and may continue to weaken, in the industries and markets that CHC serves.

The Company’s revenues are affected by the level of business activity of its customers, and the related demand for IT Services to support these customer activities.  As a result of weakened demand for the Company’s IT Services, revenues and results of operations have been negatively impacted.  For the year ended December 31, 2003 and 2002, IT Services revenue decreased to $133.1 million from $201.3 million, respectively, a decrease of $68.2 million, or 33.9%.  For the years ended December 31, 2003 and 2002, IT Services operating loss increased to $4.1 million from $2.2 million, respectively, an increase of $1.9 million, or 86.4%.  CHC cannot predict when customer demand will significantly improve, and to what extent demand for the Company’s IT Services will improve.

The current trend of companies moving technology jobs and projects offshore has caused and could continue to cause revenues to decline.

In the past few years, more companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects.  This trend has contributed to the decline in domestic IT staff augmentation revenue as well as on-site solutions oriented projects.  The Company now has its own outsourcing centers in India and Canada to compete for this business, but this new business has not been sufficient to offset the revenue decline.  Additionally, the equivalent amount of work in low cost centers will generate substantially less revenue due to the lower billing rates that are charged in these offshore outsourcing centers.

The Company’s operating results have varied, and are likely to continue to vary significantly.  This may result in volatility in the market price of our common stock.

The Company’s revenues and operating results have varied in the past and are likely to vary significantly from year to year.  This may lead to volatility in the share price.  Some other factors that may cause the market price of the common stock to fluctuate substantially, include:

• the failure to be awarded a significant project on which the Company has bid;

• the termination by a client of a material project or the decision by a client not to proceed to the stage of a project anticipated by the Company;

• announcement of new services by CHC or the competitors;

• announcement of acquisitions or other significant transactions by CHC or the competitors;

• changes in or failure to meet earnings estimates by securities analysts;

• sales of common stock by CHC or the existing stockholders or the perception that such sales may occur;

• adverse judgments or settlements obligating CHC to pay liabilities;

• changes in management; and

• general economic conditions and overall stock market volatility.

The failure to be successful in retaining existing and future highly-skilled technical personnel and attracting a sufficient number of IT professionals and project managers could adversely affect the Company’s business.

The Company’s business is labor intensive and depends to a large extent on its ability to attract, train, motivate and retain highly-skilled IT professionals and project managers.  The Company’s ability to win and retain new business is significantly affected by client relationships and the quality of service rendered.  The loss of key IT professionals and project managers may jeopardize existing client relationships with businesses that continue to use the Company’s services based upon past relationships with key IT professionals and project managers.

The Company derives a significant portion of its revenues from a limited number of large clients and the loss of any large client could have an adverse effect on its business.

The Company has derived, and it believes will continue to derive, a significant portion of its revenues from a limited number of large clients.  For the years ended December 31, 2003, 2002 and 2001, the Company’s ten largest clients accounted for approximately 38%, 38% and 30% of its revenues, respectively.  The loss of any large client could have an adverse effect on the Company’s business, results of operations and financial condition.  Prior to the acquisition of RGII by the Company, approximately 52% of RGII’s revenues were derived from restricted contracts (minority based contracts, etc.)  These contracts may be terminated pursuant to the Federal government’s rights under the Federal Acquisition Regulations (“FAR”).  In addition, as a result of RGII’s acquisition by the Company, RGII will not be eligible to compete for these types of contracts in the future and will have to replace this revenue stream with new contracts.  If these contracts are terminated or the Company is not able to enter new contracts on acceptable terms, the Company’s business could be adversely affected.

Changes in federal government programs and requirements, or budgetary changes affecting federal government spending in Company specific agencies, or changes in fiscal policies or available funding, may adversely affect the Company’s results of operations.

The Company acquired RGII Technologies, Inc. in July 2003.  RGII receives substantially all its revenue from the Federal government.  For the year ended December 31, 2003, the Company received approximately 7% of its total revenue from RGII.  Significant changes in RGII’s revenues may adversely affect the Company’s results of operations.

Projects performed by RGII are subject to Defense Contract Audit Agency audits and compliance with government cost accounting standards.  The results of such audits may result in adjustments to RGII’s reported financial results.

RGII has cost reimbursable type contracts with the U.S. Government.  Consequently, RGII is reimbursed based upon direct expenses attributable to the contract plus a percentage based upon indirect expenses.  The indirect rates are estimated.  Accordingly, if the actual rates as determined by the Defense Contract Audit Agency (“DCAA”) are below the estimated rates, a refund for the difference will be due to the U.S. Government.  A significant refund due to the U.S. Government may adversely affect the Company’s results of operations.  DCAA has completed their incurred cost audits for all fiscal years through December 31, 2001.

The Company faces competition from a number of existing competitors, as well as potential new competitors, which could result in loss of market share and adversely affect business.

The markets for CHC services are highly competitive.  The Company competes with large providers of IT staffing services including Cap Gemini and MPS Group, Inc.  In addition, it competes for staffing projects with the information systems groups of prospective clients.  In the Solutions business, the Company competes with consulting and system integration firms, including Analysts International Corporation, Accenture, Bearingpoint, CIBER, Inc., Computer Sciences Corporation, Computer Task Group, Electronic Data Systems Corp., IBM Corp. and Keane, Inc.  The Company also competes in the IT solutions market with vendors of application software.  There are relatively low barriers to entry in the markets the Company competes in and it has faced and expects to continue to face, additional competition from other established and emerging companies.  Increased competition may result in greater pricing pressure which could have an adverse effect on the Company’s business, results of operations and financial condition.  Many of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than CHC. As a result, they may be able to respond more quickly to new or emerging technologies and changes in clients’ requirements, or to devote greater resources to the development, promotion, sale and support of their services and products.  In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their services or products to address the staffing and solution needs of prospective clients.  Accordingly, it is possible that new competitors, alliances among competitors or alliances between competitors and third parties may emerge and acquire significant market share.  If this were to occur, it could have an adverse effect on the Company’s business, results of operations and financial condition.

The introduction of competitive IT solutions embodying new technologies and the emergence of new industry standards may render the Company’s existing IT solutions or underlying technologies obsolete or unmarketable which could have an adverse effect on its business.

The IT solutions industry is characterized by rapid technological change, changing client requirements and new service and product introductions.  The introduction of competitive IT solutions embodying new technologies and the emergence of new industry standards may render the Company’s existing IT solutions or underlying technologies obsolete or unmarketable.  As a result, it is dependent in large part upon its ability to develop new IT solutions that address the increasingly sophisticated needs of its clients, keep pace with new competitive service and product offerings and emerging industry standards and achieve broad market acceptance.  The business will be adversely affected if CHC is not successful in developing and marketing new IT solutions that respond to technological change, changing client requirements or evolving industry standards.

Some of the Company’s services are offered on a fixed-price basis.  The failure to estimate accurately the resources and time required for a project or failure to complete our contractual obligations within the time frame committed could have an adverse effect on the Company’s business.

The Company offers some of its services on a fixed-price rather than on a time-and-materials or best efforts basis.  Under the terms of these contracts the Company bears the risk of cost overruns and inflation in connection with these projects.  In the event the Company fails to estimate accurately the resources and time required for a project or fails to complete its contractual obligations within the time frame committed, the Company’s business, operating results and financial condition could be adversely affected.

The Company’s strategy includes the pursuit of strategic acquisitions which present many risks and may have an adverse effect on its business in the event the financial and strategic goals that were contemplated at the time of the transaction are not realized.

As part of its strategy, the Company pursues strategic acquisitions.  On July 8, 2003, CHC purchased all of the capital stock of RGII Technologies, Inc., a federal IT services company.  Some of the risks faced in completing acquisitions similar to the RGII transaction are:

• difficulties integrating new operations, technology and personnel into operations;

• loss of significant clients acquired;

• loss of key management and technical personnel acquired;

• assumption of unanticipated legal or other financial liabilities;

• unanticipated operating, accounting or management difficulties in connection with the acquired entities; and

• diversion of management attention from other business concerns.

These difficulties could disrupt ongoing business and increase expenses.  Any acquisition, depending on its size, could result in the use of a significant portion of cash, or if the acquisition is made utilizing securities, could result in significant dilution to shareholders.  Furthermore, there can be no assurance that any acquired service capacity or technology will gain acceptance in the market.  Each of these results could adversely affect the Company’s business, results of operations, financial condition and the price of common stock.

The Company’s international operations subject it to additional risks that can adversely affect operating results.

CHC’s international operations, which comprised 10.5% of consolidated revenues for the year ended December 31, 2003, depend greatly upon business, immigration and technology transfer laws in those countries and upon the continued development of technology infrastructure.  As a result, the Company’s business is subject to the risks generally associated with non-U.S. operations including:

• unexpected changes in regulatory environments;

• the costs and difficulties relating to geographically diverse operations;

• differences in, and uncertainties arising from changes in, foreign business culture and practices;

• fluctuations in currency exchange rates;

• restrictions on the movement of cash;

• longer accounts receivable payment cycles and greater difficulties in collecting accounts receivable;

• potential foreign tax consequences, including the impact of repatriation of earnings, tariffs and other trade barriers; and

• political unrest and changing conditions in countries in which our services are provided or facilities are located.

If any of these factors were to render the conduct of business in a particular country undesirable or impracticable, there could be an adverse effect on the Company’s business, operating results and financial condition.

If CHC fails to protect its intellectual property rights, competitors may be able to use its technology and this could weaken its competitive position, reduce revenue and increase costs.

CHC relies primarily upon a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual arrangements to protect proprietary rights.  The steps taken to protect proprietary rights may not prevent misappropriation of CHC’s proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States.  If third parties were to use or otherwise misappropriate CHC’s copyrighted materials, trademarks or other proprietary rights without consent or approval, CHC’s competitive position could be harmed, or it could become involved in litigation to enforce its rights.

Third parties could assert that the Company’s services infringe their intellectual property rights, which if successful, could harm the Company’s business.

Third parties may assert trademark, copyright, patent and other types of infringement or unfair competition claims against the Company.  If CHC is forced to defend against any such claims, whether they are with or without merit or are determined in its favor, the Company may face costly litigation, loss of access to, and use of software and diversion of technical and management personnel.  As a result of such dispute, CHC may have to develop non-infringing technology or enter into royalty or licensing arrangements.  Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to CHC, or at all.  If there is a successful claim of infringement against the Company and it is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could harm CHC’s business.

In the event of a failure in a client’s computer system, a claim for substantial damages may be made against the Company regardless of its responsibility for the failure, which if successful, could adversely affect the Company’s business.

Much of the Company’s business involves projects that are critical to the operations of its clients’ businesses and provide benefits that may be difficult to quantify.  Any failure in a client’s system could result in a claim for substantial damages against CHC, regardless of its responsibility for such failure.  Limitations of liability set forth in service contracts may not be enforceable in all instances and may not otherwise protect the Company from liability for damages.  CHC maintains general liability insurance, including coverage for errors and omissions, however, CHC may not be able to avoid significant claims and attendant publicity. Furthermore, there can be no assurance that the insurance coverage will be adequate or that coverage will remain available at acceptable costs.  Successful claims brought against the Company in excess of its insurance coverage could have an adverse effect on business, operating results and financial condition.

As a provider of staffing services, there are risks associated with placing employees (and independent contractors) at clients’ businesses, which could result in costly and time-consuming litigation.

CHC could be subject to liability if any of the following risks associated with placing its employees (and independent contractors) at clients’ businesses occurs:

• possible claims of discrimination and harassment;

• liabilities for errors and omissions by CHC’s employees (and independent contractors);

• misuse of client proprietary information or intellectual property;

• injury to client employees;

• misappropriation of client property;

• other criminal activity; and

• torts and other similar claims.

Any claims made against CHC could result in costly and time-consuming litigation.  In addition, under some circumstances, the Company may be held responsible for the actions of persons not under its direct control.

The Company has adopted anti-takeover defenses that could make it difficult for another company to acquire control of the Company or limit the price investors might be willing to pay for its stock.

Certain provisions of the Company’s Certificate of Incorporation and Bylaws could make a merger or tender offer involving CHC more difficult, even if such events would be beneficial to the interests of the stockholders. These provisions include adoption of a Preferred Shares Rights Agreement, commonly known as a “poison pill” and giving the Board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval.  The rights of the holders of CHC’s common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of CHC’s outstanding voting stock.  The above factors and certain provisions of the New York Business Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of the Company, including transactions in which the stockholders might otherwise receive a premium over the fair market value of CHC common stock.

Item 2.   Properties

The Company’s Corporate and Financial Headquarters, as well as its Eastern Regional Office, comprising approximately 63,000 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey.  The Mountain Lakes lease is for a term expiring December 31, 2005, at a current annual rental of approximately $1,400,000.  As of December 3l, 2003, the Company also maintained operating facilities, which are shared between the IT Services and Solutions Group business segments, in California, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Minnesota, New Jersey, New York, Ohio, Oklahoma, Tennessee, Texas, Virginia and Washington as well as international operations located in India and Canada, with an aggregate of approximately 281,000 square feet.  Chimes maintains facilities in California, Illinois, Michigan, Minnesota and New Jersey.  The leases for all of these facilities are at a current annual aggregate rental of approximately $3,665,000.  These leases expire at various times with no lease commitment longer than April 30, 2008.

Item 3.  Legal Proceedings

On April 29, 2003, the Company filed an action in the United States District Court for the District of New Jersey against Aquent LLC, seeking (i) to enjoin Aquent from disseminating false and misleading proxy materials and press releases in support of its two nominees for director positions in connection with the Company’s May 14, 2003 Annual Meeting; (ii) to invalidate any proxies secured by Aquent through the use of unlawful proxy solicitation materials; and (iii) to require Aquent to disseminate corrective disclosure that not only amended the false and misleading proxy materials but also advised CHC shareholders how Aquent’s solicitations had violated the securities laws.

On May 27, 2003, the Company brought an action in the Supreme Court of the State of New York, New York County, seeking an order invalidating votes for directors Karl Meyer and Robert Trevisani cast at the Annual Meeting by stockholders of record who sold their shares between the record date and the date of the Annual Meeting.

Each of the legal proceedings described above were settled and dismissed as a result of a settlement agreement between the Company and Aquent LLC entered into on December 12, 2003.  As part of the settlement, the Company agreed to modify its June 30, 2003 by-law amendment regarding special meeting procedures by, among other things, reducing from 75 to 50 the minimum number of days between the time a 10 percent or more shareholder requests a special meeting of shareholders and the date of that meeting.  In addition, Aquent entered into a standstill agreement pursuant to which, for a period of one year, it agreed not to request a special meeting of Computer Horizons’ shareholders for any purpose, or nominate anyone to serve as a member of CHC’s Board of Directors, or engage in any proxy solicitation of Computer Horizons’ shareholders.

The Company is involved in various and routine litigation matters, which arise through the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

The following table sets forth certain information with respect to the executive officers of the Company.  All the positions listed are or were held by such officers with the Company as of the filing date of this Annual Report.

NAME	AGE	TITLE	PERIOD POSITION HELD

William J. Murphy	59	President and CEO	2003 - Present
		Director	1999 - Present
Executive Vice President
		and Chief Financial Officer	1997-2003

Michael J. Shea	44	Chief Financial Officer	2003 - Present
		Vice President	1996 - Present
		Controller	1995 - 2003

Kristin Evins	36	Controller	2003 - Present
		Assistant Controller	2001 - 2003
		Manager of Financial Reporting	2000 - 2001

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Nasdaq National Market, under the symbol CHRZ.  The range of high and low closing stock prices, as reported by the Nasdaq National Market, for each of the quarters for the years ended December 31, 2003 and 2002 is as follows:

	2003		2002
	High	Low	High	Low
Quarter
First	$3.93	$2.60	$4.19	$3.11
Second	4.72	2.84	4.87	3.65
Third	4.56	3.57	4.65	3.40
Fourth	4.21	3.43	4.00	2.95

The Company plans to reinvest its earnings in future growth opportunities and, therefore, does not anticipate paying cash dividends in the near future and has not paid any to date.  As of March 10, 2004, there were approximately 1,024 registered holders of common stock, per the Company’s transfer agent.

Item 6.  Selected Financial Data

Consolidated Statement of Operations Data:

	December 31,
	2003	2002	2001	2000	1999
	(dollar amounts in thousands, except per share data)

Revenues	$245,210	$297,115	$400,784	$445,479	$534,594

Costs and expenses:
Direct costs	169,802	216,181	281,576	312,815	365,310
Selling, general and administrative	80,634	91,343	128,832	170,143	131,087
Amortization of intangibles	1,084	—	2,695	7,434	6,202
Restructuring charges	3,278	2,515	1,048	1,166	6,355
Write-down of assets held for sale	—	—	5,473	40,362	—
Special charges	10,113	—	—	—	—

Income / (loss) from operations	(19,701)	(12,924)	(18,840)	(86,441)	25,640

Other income / (expense):
Gain/(loss) on sale of assets	(424)	5,890	(3,197)	—	—
Net (loss) / gain on investments	(432)	(61)	90	—	—
Interest income	529	928	2,293	620	1,353
Interest expense	(51)	(174)	(1,944)	(1,825)	(1,355)

Income / (loss) before income taxes and cumulative effect of a change in accounting principle and minority interest	(20,079)	(6,341)	(21,598)	(87,646)	25,638

Income taxes / (benefit)	(5,220)	1,869	(7,148)	(29,819)	11,013

Income / (loss) before cumulative effect of change in accounting principle and minority interest	(14,859)	(8,210)	(14,450)	(57,827)	14,625
Minority interest	(89)	35	—	—	—
Cumulative effect of change in accounting principle	—	(29,861)	—	—	—

Net income / (loss)	$(14,948)	$(38,036)	$(14,450)	$(57,827)	$14,625

Earnings / (loss) per share:
Basic	$(0.49)	$(1.22)	$(0.45)	$(1.83)	$0.47

Diluted	$(0.49)	$(1.22)	$(0.45)	$(1.83)	$0.46

Weighted average number of shares outstanding:
Basic	30,455,000	31,243,000	31,911,000	31,656,000	30,940,000

Diluted	30,455,000	31,243,000	31,911,000	31,656,000	31,647,000

	December 31,
	2003	2002	2001	2000	1999
	(dollar amounts in thousands, except per share data)

Analysis (%)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	30.7	27.2	29.7	29.8	31.7
Selling, general and administrative	32.9	30.8	32.1	38.2	24.5
Amortization of intangibles	0.4	—	0.7	1.7	1.2
Restructuring charges	1.3	0.8	0.2	0.3	1.2
Write-down of assets held for sale	—	—	1.4	9.0	—
Special charges	4.1	—	—	—	—

Income / (loss) from operations	(8.0)	(4.4)	(4.7)	(19.4)	4.8
Gain / (loss) on sale of assets	(0.2)	2.0	(0.8)	—	—
Net (loss) / gain on investments	(0.2)	—	—	—	—
Interest income / (expense) – net	0.2	0.3	0.1	(0.3)	—

Income / (loss) before income taxes and cumulative effect of a change in accounting principle and minority interest	(8.2)	(2.1)	(5.4)	(19.7)	4.8
Income taxes / (benefit)	(2.1)	0.6	(1.8)	(6.7)	2.1

Income / (loss) before cumulative effect of change in accounting principle	(6.1)	(2.7)	(3.6)	(13.0)	2.7

Cumulative effect of change in accounting principle	—	(10.1)	—	—	—

Net income / (loss)	(6.1)	(12.8)	(3.6)	(13.0)	2.7

Revenue growth / (decline) YOY	(17.5)	(25.9)	(10.0)	(16.7)	3.8
Net income growth / (decline)YOY	60.7	(163.2)	75.0	(495.4)	(66.4)
Return on equity, average	(10.8)	(22.7)	(7.3)	(24.6)	5.7
Effective tax rate	26.0	29.5	33.1	34.0	43.0

Consolidated Balance Sheet Data:
At year-end
Total assets	$179,137	$193,731	$237,721	$269,396	$347,994
Working capital	66,420	105,579	115,747	134,472	129,857
Long-term debt	—	—	—	—	4,100
Shareholders’ equity	130,744	145,855	189,855	207,924	262,652

Other Data:
Stock price	$3.92	$3.27	$3.21	$2.44	$16.19
P/E multiple	N/A	N/A	N/A	N/A	34

Employees	2,665	2,800	3,313	4,186	4,149
Clients (during year)	967	905	879	800	785
Offices (worldwide)	31	36	52	43	50

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the December 31, 2003 financial statements and related notes included in separate sections of this Form 10-K.

Overview

Computer Horizons Corp., (“CHC”, “the Company”), is a strategic solutions and human capital management company with more than thirty-six years of experience, specifically in information technology.  The Company’s clients are primarily Global 2000 companies, serviced by over 30 offices in the United States, Canada and India.

Due to continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore and declines in the overall IT markets in which the Company operates, 2003 revenue decreased 17.5% from 2002.  The majority of the Company’s revenues are derived from consultant billable hours for professional services rendered.  As a result of declining customer demand, consultant headcount declined to approximately 2,200 at December 31, 2003 (including approximately 300 pertaining to RGII acquired in July 2003), from approximately 2,300 at December 31, 2002.

The loss from operations in 2003 totaled $19.7 million, including special charges of $10.1 million, restructuring charges of $3.3 million and amortization of intangibles of $1.1 million.  The loss from operations in 2002 totaled $12.9 million and included $2.5 million of restructuring charges.  The decrease in the loss from operations during 2003, excluding these special items, was primarily a result of gross margin improvement attributable to the change in the consolidated revenue mix to 46% Solutions revenue (including Chimes) for 2003, from 32% Solutions revenue (including Chimes) in 2002.  In addition, selling, general and administrative expenses were reduced due to office closures and staff headcount reductions.

Management continues to focus on maintaining a strong balance sheet, with $52.6 million of cash at December 31, 2003, along with $66.4 million in working capital and no debt outstanding.  Cash flow generated from operations exceeded $18 million for 2003, partially due to the receipt of a $20 million income tax refund and a significant reduction in accounts receivable.

Although 2003 showed a significant improvement in the Company’s operating results, the level of business activity in the IT market remains uncertain.  This uncertainty significantly reduced revenues (specifically revenues from IT Services) and results from operations in 2003.  As long as this uncertainty remains, the Company believes that demand for IT Services will continue to be diminished.  CHC cannot predict when the level of business activity in the IT market will improve, and if it does improve, CHC cannot predict whether and to what extent demand for the Company’s IT Services will increase.

Forward Looking Statements

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

Revenue Generating Activities

The majority of the Company’s revenues are derived from professional services rendered in the information technology sector. The Company also owned a stand-alone software products company, Princeton Softech Inc., (“Princeton”) which accounted for less than 1% of consolidated revenues in 2002.  On March 25, 2002, the net assets of Princeton were sold for a cash payment of approximately $16 million.

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

The IT Services business consists of providing technology consultants to large organizations on a temporary hire basis. The consultant work is supervised and managed by the customer. For the most recent year 2003, this segment represented approximately 54% of total revenues. The IT Services business tends to be a lower risk, lower gross margin business with very competitive pricing.

The Solutions Group, tends to be a higher margin, higher risk business, due to the fact that the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with customers. Virtually all projects performed by the Solutions Group are IT related and consist of practices such as application development, outsourcing arrangements, government services, Health Insurance Portability and Accountability Act, (“HIPAA”), services, technology training and managed services.   For the year 2003, the Solutions Group (excluding Chimes) accounted for 38% of consolidated revenues.

The Company’s customer relationships are memorialized in a master agreement, which address the terms and conditions which define the client engagement.  Depending on the service to be performed for the client, either a task order (in the case of a Staffing engagement) or a Statement of Work (“SOW”) (in the case of a Solutions engagement) is generated. The SOW is signed by both the Company and the customer.  In general, no Solutions work is done unless there is a SOW because the SOW provides the technical details of the work to be done.  The SOW, although falling under the corresponding master agreement, is a stand-alone binding contractual document, typically outlining the project objectives, describing the personnel who will work on the project, describing phases of the project, the timeframes for work performance, and the rate of compensation, on a time-and-material basis.  In the event that the parameters of the project expand or otherwise change, a Project Change Request is implemented, to memorialize whatever change has occurred to the deliverables, personnel and/or time-and-material.  The master agreements, in conjunction with the SOW’s, are written to define, with as much detail as possible, the client relationship and all aspects of the work to be performed for the client.  With regard to revenues expected in future periods, each SOW has a defined term or sets forth the anticipated length of a project.  Where a client engagement is on-going, like certain “Help Desk” type services, the master agreements would still have a term length, but would recite that the agreement was renewable.  Generally, Solutions engagements are for a year or less.  Staffing engagements can and do last for more than a year, with variations in the number of consultants being provided at any given time.  Staffing engagements are generally cancelable by clients with a two to four week notice period.

Chimes, Inc. is a human capital management solution that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. During 2003, Chimes accounted for approximately 8% of total revenues.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill and the valuation of the deferred tax asset.

Revenue Recognition

Approximately 94% and 93% of consolidated revenue in 2003 and 2002, respectively, was derived from time-and-material contracts.

For the IT Services division revenues are recognized as services are performed under time-and material contracts.  Under a typical time-and-material billing arrangement, our customers are billed on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, revenue is estimated and accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.

The Solutions Group recognizes revenue either on a time-and-material basis or on a fixed fee basis, however, principally on a time-and-material basis. For fixed-fee contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs.  Each fixed fee contract has different terms, milestones and deliverables.  The milestones and deliverables primarily relate to the work to be performed and the timing of the billing.  At the end of each reporting period an assessment of revenue recognized on the percentage of completion and milestones achieved criteria is made.  If it becomes apparent that estimated cost will be exceeded or required milestones or deliverables will not have been obtained, an adjustment will be made.  The cumulative effect of revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the impact of any revisions become known.

Unbilled accounts receivable, in the IT Services and Solutions Group, represent amounts recognized as revenue based on services performed in advance of customer billings principally on a time-and- material basis.  At the end of each accounting period, revenue is accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.  Costs and estimated earnings in excess of billings on fixed fee contracts arise when percentage of completion accounting is used.  Such amounts are billed at specific dates or at contract completion.

The Company’s Chimes subsidiary recognizes revenue on a transaction fee basis.  The Chimes service offering aggregates the suppliers of temporary workers to the customer and renders one invoice to the customer.  Upon payment from the customer, Chimes deducts a transaction fee and remits the balance of the client payment to the applicable vendor.  Chimes recognizes only their fee for the service, not the aggregate billing to the customer.  The gross amount of the customer invoicing is not considered revenue or receivable to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the vendor until paid by the customer.

Princeton Softech, Inc., which was sold in 2002, recognized revenue in accordance with AICPA Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” and AICPA Statement of Position 98-9 (“SOP 98-9”).  Under SOP 97-2, the Company recognized software license revenue when a noncancelable license agreement had been executed, fees were fixed and determinable, the software had been delivered and collection was considered probable.

Evaluation of Bad Debt Reserve

The Company determines its bad debt reserve by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Goodwill

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and in July 2001, SFAS No. 142, “Goodwill and Other Intangible Assets.”  The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method.  In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as an asset apart from goodwill.  Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test.  The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new regulation has discontinued the amortization of goodwill.

During the quarter ended June 30, 2002, the Company completed the initial valuation of the carrying value of goodwill existing at January 1, 2002.  As a result, a non-cash charge of $29.9 million, or $(0.96) per share was retroactively recorded as the cumulative effect of an accounting change in the six months ended June 30, 2002 statement of operations.  For the years ended December 31, 2003 and 2002, the Company completed valuations of the carrying value of the remaining goodwill and it was determined that no impairment had occurred at either date.

The reporting units are equal to, or one level below, reportable segments.  The Company engaged independent valuation consultants to assist with the transitional goodwill and annual impairment tests.

As of December 31, 2003 and 2002, the fair value of each of the reporting units was calculated using the following approaches (i) market approach and (ii) income approach.  Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices.  Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity.  Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.

The fair value conclusion of the reporting units reflects an appropriately weighted value of the market multiple approach and the income approach discussed above.  An asset approach was not used because the asset approach is most relevant for liquidation approaches, investment company valuations and asset rich company valuations (i.e. real estate entities) and was not deemed relevant for manufacturing and service company going-concern valuations.  When either the income approach or the market approach was used, each indicated value of the Solutions entity’s equity exceeded the carrying value of the Solutions entity by at least $12 million and $15 million as of December 31, 2003 and 2002, respectively.  Since each of the two approaches yielded values in excess of carrying value, any weighting of the two approaches or either approach used alone results in the same conclusion, that the goodwill was not impaired.

When the other entities, of the Company, were tested (IT Services and Education), in the second quarter 2002 initial valuation, both approaches yielded an indicated value which was below the carrying value of those entity’s equity, in such an amount that the entire amount of goodwill was written off.  As a result, a loss of $29.9 million was recognized in June 2002 and recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations.  There was no income tax effect on the impairment charge as approximately $19 million of the charge related to goodwill in foreign tax jurisdictions where the Company believes it is more likely than not that future taxable income in these jurisdictions will not be sufficient to realize the related income tax benefits associated with the charge.  The remaining $11 million of the charge was related primarily to goodwill that was acquired prior to the ability to deduct goodwill for tax purposes.

Valuation of the Deferred Tax Asset

The Company records deferred tax assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases, and to operating loss carryforwards.  Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing the realizability of deferred tax assets, management considers the scheduled reversal periods of the deferred tax assets as well as projected future taxable income and tax planning strategies.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Revenues

Revenues.  Consolidated revenue decreased to $245.2 million in the year ended December 31, 2003 from $297.1 million in the year ended December 31, 2002, a decrease of $51.9 million or 17.5%.

Solutions Group revenues, which included revenue from assets held for sale of $2.9 million for Princeton in 2002, increased to $92.1 million in the year ended December 31, 2003 from $79.3 million in the year ended December 31, 2002, an increase of $12.8 million or 16.1%.  The increase in Solutions Group revenues for the year ended December 31, 2003 is attributable to the acquisition of RGII in July 2003.  Solutions Group revenue was $73.9 million for the year ended December 31, 2003 excluding RGII.  The Solutions Group revenue excluding Princeton Softech, Inc. in 2002 was $76.4 million.  The $2.5 million decrease in Solutions Group revenue, excluding RGII, was primarily due to declining customer demand in several Solution Group practices, primarily web design/integration and education/training.

 IT Services revenues decreased to $133.1 million in the year ended December 31, 2003 from $201.3 million in the year ended December 31 2002, a decrease of $68.2 million or 33.9%.  The decrease in IT Services revenue of $68.2 million, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy.  For the year ended December 31, 2003, IT Services consultant average headcount decreased by 23.9%, accounting for approximately $48 million of the revenue decrease.  The balance of the decrease in revenue (approximately $20 million) is attributable to a reduction in average bill rates.  The reduction in average bill rates was due to the competitive pricing pressures in the domestic staff augmentation market.  The Company does not anticipate growth during 2004 in IT Services headcount levels unless IT spending increases at the Company’s clients.

Chimes revenue increased to $20.0 million in the year ended December 31, 2003, from $16.5 million in the year ended December 31, 2002, an increase of $3.5 million or 21.2%.  This increase was primarily due to an increase in revenue from new customers of approximately $2.8 million and an increase of approximately $700,000 in revenue from existing customers in this segment.

Direct Costs.  Direct costs decreased to $169.8 million in the year ended December 31, 2003 from  $216.2 million in the year ended December 31, 2002. Consolidated gross margin, revenue less direct costs, increased to 30.8% for the year ended December 31, 2003 from 27.2% in the same period of 2002.  In the Company’s Solutions Group, gross profit increased to $30.0 million, or 32.6% as a result of the RGII acquisition.  Without RGII, gross profit for the year ended December 31, 2003 declined approximately $3.6 million from the year ended December 31, 2002.  These declines were a result of continued softness in the healthcare arena.  Gross margin in the Company’s IT Services segment stayed relatively flat at 20.1% for the year ended December 31, 2003.  Gross margin in the Company’s Chimes segment increased to 93.0% from 88.3% for the year ended December 31, 2003 and 2002, respectively, due to improved margins at existing customers.

Excluding the asset held for sale, Princeton Softech, Inc., in the year ended December 31, 2002, direct costs decreased to $169.8 million in the year ended December 31, 2003 from $215.7 million for the year ended December 31, 2002.  Gross margin for the year of 2002 excluding Princeton Softech, Inc. was 26.7%.

The Company’s consolidated gross margin improvement is primarily attributable to the change in the revenue mix among the Company’s business segments.  Chimes and the Solutions Group, including RGII, are higher gross margin businesses than the Company’s IT Services segment.  For the year ended December 31, 2003, Chimes and Solutions Group revenue totaled 45.7% of consolidated revenue, compared to 32.3% of consolidated revenue for the comparable period in 2002.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased to $80.6 million in the year ended December 31, 2003 from $91.3 million for the comparable period of 2002.  As a percentage of revenue, the Company’s SG&A expenses increased to 32.9% in the year ended December 31, 2003 from 30.7% in the year ended December 31, 2002.  The expenses in 2003 included a bad debt charge of $3.1 million related to the write-off of a sub-contract with ATEB, a privately held company, which the Company voluntarily terminated for financial reasons.  ATEB was the primary contractor to develop a new pharmacy system for Royal Ahold.  The Company is continuing recovery efforts for this receivable.  The expenses in 2002 included assets held for sale (Princeton Softech, Inc.) of $4.3 million.  Without these special items in 2003 and 2002, SG&A expenses would have decreased to $77.5 million in the year ended December 31, 2003 from $87.0 million in the comparable periods of 2002.  This decrease in SG&A expenses was primarily attributable to cost reductions in all segments, with approximately $544,000 from rent savings (office closures) and the balance primarily related to staff reduction and personnel costs.

Amortization of Intangibles.  During the year ended December 31, 2003, the Company recorded $1.1 million of amortization expense related to the 2003 acquisition of intangibles for RGII and Xpress Software.

Restructuring charges / (credits).   During the year ended December 31, 2003, the Company recorded restructuring charges of $3.3 million for terminated leases ($1.4 million), severance ($1.6 million) and general office closure expense ($330,000) relating primarily to the closing of facilities in Canada and the United Kingdom.  During the year ended December 31, 2002, the Company recorded a restructuring charge of $2.5 million pertaining to 2002 office closings, including a reversal of $192,000 of the previously recorded restructure reserves pertaining to lease buyouts and $140,000 pertaining to severance adjustments.  In both 2003 and 2002, the office closings were made to eliminate the infrastructure costs related to having offices in certain areas.  The Company did not eliminate marketing efforts or business in these areas, but rather turned these areas into virtual marketplaces whereby sales personnel work from their homes.  As a result of these office closings, in both IT Services and the Solutions business areas, rent expense and the related reduction of SG&A headcount (salary and fringe benefits) were eliminated from the current SG&A cost structure.

Special charges.  For the year ended December 31, 2003, the Company incurred special charges of $10.1 million consisting of a severance package for the Company’s former CEO and expenses related to the unilateral acquisition proposal and activities of Aquent LLC.  The separation package of the former CEO included a $3.5 million severance payment and $200,000 in continued medical coverage.  The remaining $6.4 million of the expense pertained to the unilateral acquisition proposal and activities of Aquent LLC.  This expense is primarily attributable to approximately $3.4 million of legal fees, $1.8 million in financial advisor fees and $1.2 million of proxy solicitation and other fees.  As management considers these special items to be infrequent and material in nature, the Company has reported the expenses on a separate line for full disclosure purposes, however, the amounts are reported within operating income.

Loss from Operations.   The Company’s loss from operations totaled $19.7 million in the year ended December 31, 2003, an increased loss of $6.8 million, from a loss of $12.9 million in the year ended December 31, 2002.  As discussed above this increase in the loss from operations in 2003 included special charges of $10.1 million, or 4.1% of revenue, restructuring charges of $3.3 million, or 1.3% of revenue, amortization of intangibles of $1.1 million, or 0.4% of revenue and a special bad debt charge of $3.1 million, or 1.3% of revenue due to the write-off of a terminated contract with a customer for financial reasons.  The loss from operations in 2002 included the loss from operations of the asset held for sale, Princeton Softech, Inc., of $1.9 million, or 0.6% of revenue and restructuring charges of $2.5 million or 0.8% of revenue.  The 2003 loss before income tax benefit, excluding the special items noted above and loss on sale of assets, net loss on investments and net interest income totaling expense of $378,000 totaled $2.2 million and was comprised of a loss of $4.1 million in IT Services, profit of $5.9 million in the Solutions Group and a loss of $4.0 million in Chimes.  This compares to the loss before income tax benefit of $10.4 million, excluding the special items noted above and gain on sale of assets, net loss on investments and net interest income totaling income of $6.6 million in the year ended December 31, 2002, consisting of a loss of $2.2 million in IT Services, income of $766,000 in the Solutions Group and a loss of $8.9 million in Chimes.  Loss before income tax benefit, excluding all special items, was a loss of 0.9% for the year ended December 31, 2003 as compared to a loss of 3.5% in the comparable period of 2002.

Other Income/(Expense).   Other expense was $378,000 in the year ended December 31, 2003, compared to other income of $6.6 million in the comparable period of 2002.  This difference was primarily due to the gain on the sale of Princeton and Spargo in 2002 totaling approximately $5.9 million.

Provision for Income Taxes.  The effective tax rate for Federal, state and local income taxes was a tax benefit of 26% for the year ended December 31, 2003 compared with a tax expense of 29.5% for the year ended December 31, 2002.  The primary reason for the change in the effective tax rate was the establishment of a valuation allowance of state deferred tax assets in 2002.  A review of all available positive and negative evidence was conducted by the Company, including the Company’s current and past performance, market environment in which the company operates, and the length of carryback and carryforward periods.  In January 2003, the Company received a federal income tax refund of $20 million, resulting from the Economic Stimulus Act of 2002 (see Note 7).

Net Loss.  For the year ended December 31, 2003, the net loss was $14.9 million, or $0.49 loss per diluted share, compared to a net loss of $38.0 million, or $1.22 loss per diluted share for the year ended December 31, 2002.  The effect of restructuring charges, loss on sale of assets, loss on sale of investments, amortization expense, the write-off of the terminated project and special charges amounted to $0.45 loss per share, net of taxes in 2003.  The net loss in the year ended December 31, 2002 includes a charge for the cumulative effect of change in accounting principle of $29.9 million, or $0.96 per share and differences in the effective tax rate primarily relating to the recording of a valuation allowance in the Company’s state deferred tax assets of approximately $4.0 million, or $0.13 per share.  The effect of restructuring charges, operations of assets held for sale, gain on sale of assets, cumulative effect of change in accounting principle and the valuation allowance on deferred tax assets amounted to $1.06 loss per share, net of taxes, in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 Revenues

Revenues.  Consolidated revenues decreased to $297.1 million in the year ended December 31, 2002 from $400.8 million in the year ended December 31, 2001, a decrease of $103.7 million, or 25.9%.

Solutions Group revenues, which included revenue from assets held for sale of $2.9 million for Princeton in 2002, and $29.0 million for Princeton and $11.5 million for eB Networks, (“EBN”) in 2001, decreased to $79.3 million in the year ended December 31, 2002 from $116.9 million in the year ended December 31, 2001, a decrease of $37.6 million or 32.2%.  The Solutions Group revenue, excluding the revenue of Princeton in 2002 and Princeton and EBN in 2001 remained flat at $76.4 million in the year ended December 31, 2002 and December 31, 2001, respectively.

IT Services revenues decreased to $201.3 million in the year ended December 31, 2002 from $274.4 million in the year ended December 31, 2001, a decrease of $73.1 million or 26.6%.  The decrease in IT Services revenue of $73.1 million is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy.  For the year ended December 31, 2002, IT Services consultant average headcount decreased by 24%, accounting for approximately $66 million of the revenue decrease.  The balance of the decrease in revenue (approximately $7 million) is attributable to a reduction in average bill rates.  The reduction in average bill rates was due to the competitive pricing pressures in the domestic staff augmentation market.

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

This increase in gross margins was primarily attributable to the increase in higher margin business, primarily Chimes.

Selling, General and Administrative.  Selling, general and administrative expenses decreased to $91.3 million, or 30.7% of revenue, in the year ended December 31, 2002 from $128.8 million, or 32.1% of revenue, in the year ended December 31, 2001, a decrease of $37.5 million or 29.1%.  These expenses included assets held for sale expense of $4.3 million for Princeton in 2002 and $28.4 million for Princeton and $5.3 million for EBN in 2001.

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

Restructuring Charges / (Credits).  During the year ended December 31, 2002, the Company recorded a restructuring charge of $2.5 million pertaining to 2002 office closings, including a reversal of $192,000 of the previously recorded restructure reserves pertaining to lease buyouts and $140,000 pertaining to severance adjustments.  These office closings were made to eliminate the infrastructure costs related to having offices in certain areas.  The Company did not eliminate marketing efforts or business in these areas, but rather turned these areas into virtual marketplaces whereby sales personnel work from their homes.  As a result of these office closings, in both IT Services and the Solutions business areas, rent expense and the related reduction of SG&A headcount (salary and fringe benefits) were eliminated from the current SG&A cost structure.

During the year ended December 31, 2001, the Company recorded a restructuring charge adjustment of $1.0 million primarily due to the termination, by the sublessee, of the sublease contracts for closed offices included in the 1999 restructure charge.  Since the sublessee defaulted on the rent payments, it was necessary to restore the Company’s liability for the remaining lease obligations.

Write-down of Assets Held for Sale.  In the second quarter of 2001, the Company recorded $5.5 million expense for the write-down of assets held for sale to further reduce the carrying amount of EBN to the estimated net realizable value.

Income / (Loss) from Operations.  The Company’s loss from operations excluding restructuring charges, write-down of assets held for sale and amortization expense in 2001, totaled $10.4 million for the year ended December 31, 2002, a decline of $0.8 million or 8.3%, from a loss of $9.6 million in the year ended December 31, 2001.  The composition of the operating loss of $10.4 million included a loss of $2.2 million in IT Services, profit of $766,000 in the Solutions Group and a loss of $8.9 million in Chimes.  This compares to the operating loss of $9.6 million in the year ended December 31, 2001, consisting of profit of $7.7 million in IT Services, loss of $7.2 million in the Solutions Group and loss of $10.1 million in Chimes.  Operating margins, excluding restructuring charges, write-down of assets held for sale and amortization expense in 2001, were a loss of 3.5% in the year ended December 31, 2002 as compared to a loss of 2.4% in the year ended December 31, 2001.

The Company’s loss from operations, excluding the losses from the assets held for sale of $1.9 million loss in Princeton in 2002 and $5.7 million loss for Princeton and $1.1 million loss for EBN in 2001, restructuring charges, amortization expense and the write-down of assets held for sale, totaled $8.5 million in the year ended December 31, 2002, a decline of $5.6 million or 193.1%, from a loss of $2.9 million in the year ended December 31, 2001.  The composition of the operating loss of $8.5 million included a loss of $2.4 million in IT Services, profit of $2.8 million in the Solutions Group and a loss of $8.9 million in Chimes.  This compares to the operating loss of $2.9 million in the year ended December 31, 2001, consisting of profit of $5.7 million in IT Services, profit of $1.5 million in the Solutions Group and loss of $10.1 million in Chimes.  Operating margins, excluding restructuring charges, write-down of assets held for sale and amortization expense in 2001, were a loss of 2.9% in the year ended December 31, 2002 as compared to a loss of 0.8% in the year ended December 31, 2001.

Other Income/(Expense).  For the year ended December 31, 2002, other income increased to $6.6 million from other expense of $2.8 million in the year ended December 31, 2001.  This increase in other income was primarily attributable to a $3.2 million gain on the sale of Princeton and a $2.7 million gain on the sale of Spargo which resulted from a favorable purchase price adjustment after the final resolution of outstanding accounts receivables and the termination of leases.  In 2001, a $4.0 million loss was recorded on the sale of EBN offset in part by a $332,000 gain on the sale of ICM Education and the original $438,000 gain recorded for the sale of Spargo in 2001.

Provision for Income Taxes.  The effective tax rate for Federal, state, and local income taxes was 29.5% for the year ended December 31, 2002, and a tax benefit rate of 33.1% in the year ended December 31, 2001.  The primary reason for the change in the effective tax rate in 2002 was the establishment of a valuation allowance of state deferred tax assets.  A review of all available positive and negative evidence was conducted by the Company, including the Company’s current and past performance, the market environment in which the company operates, and the length of carry back and carry forward periods.  In January 2003, the Company received a federal income tax refund of $20 million, resulting from the Economic Stimulus Act of 2002 (see Note 7).

Net Loss.  The Company recorded a net loss of $38.0 million in the year ended December 31, 2002, a decline of $23.5 million or 162.1% from net loss of $14.5 million in the year ended December 31, 2001.  Net loss per share (diluted) totaled $1.22 in the year ended December 31, 2002 from net loss per share (diluted) of $0.45 in the year ended December 31, 2001.  The net loss in 2002 includes the cumulative effect of change in accounting principle of $29.9 million, or $0.96 per share and differences in the effective tax rate primarily relating to the recording of a valuation allowance in the Company’s state deferred tax assets of approximately $4.0 million, or $0.13 per share.  The effect of restructuring charges, operations of assets held for sale, gain on sale of assets, cumulative effect of change in accounting principle and the valuation allowance on deferred tax assets amounted to $1.06 loss per share, net of taxes, in 2002.  The effect of restructuring charges, loss on sale of assets, amortization expense and the operations of the assets held for sale amounted to $0.40 loss per share, net of taxes, in 2001.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations primarily through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock.  At December 31, 2003, the Company had $66 million in working capital, of which $52.6 million was cash and cash equivalents.  The Company’s working capital ratio at December 31, 2003 was 2.5 to 1.  The Company has remained debt free throughout 2003.   In January 2003, the Company received a federal income tax refund of $20 million, resulting from the Economic Stimulus Act of 2002.  This refund pertains to deductions carried back to prior years and since the tax structure of the transaction giving rise to the deduction is subject to determination by the tax authorities, the Company has recorded a reserve for the tax benefit until IRS audits for the applicable years are completed.

Net cash provided by operating activities for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 totaled $18.7 million, $20.7 million, and $31.9 million respectively.  In 2003, this was primarily due to the federal income tax refund received and a reduction in accounts receivable partially offset by the Company’s net loss.  In 2002, this was primarily attributable to a reduction in accounts receivable.  In 2001, this was primarily attributable to income tax refunds, other non-cash charges and a reduction in accounts receivable.

Net cash used by investing activities was $23.5 million for the year ended December 31, 2003.  This was primarily attributable to the purchase of RGII.  Net cash provided by investing activities was $13.0 million and $6.1 million for the years ended December 31, 2002 and 2001, respectively.  In both years this was primarily attributable to cash received from the sale of assets.

For the years ended December 31, 2003, 2002 and 2001, respectively, net cash used in financing activities was $2.5 million, $14.6 million and $12.6 million, resulting in 2003 from the pay off of the notes payable of $2.6 million related to the acquisition of RGII and $1.2 million used in the repurchase of the Company’s common stock.  The $14.6 million used in 2002 resulted from a $10.0 million reduction of debt and a $6.1 million use in the repurchase of the Company’s common stock.  The $12.6 million used in 2001 resulted from a $10.7 million reduction of debt and a $3.4 million use for the repurchase of the Company’s common stock.

On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit.  This asset-based lending facility is a three-year, $40 million facility with availability based primarily on eligible customer receivables.  The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal.  The borrowing base less outstanding loans must equal or exceed $17.5 million.  At the time of closing there was a $170,000 commitment fee paid to the agent.  As of December 31, 2003, the Company had no outstanding loan balance against the facility.  Borrowings under this facility are collateralized by certain assets of the Company.  Based on the Company’s eligible customer receivables and cash balances, $16.0 million and $24.7 million was available for borrowing as of December 31, 2003 and December 31, 2002, respectively.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $109,000 and $143,000 for the year ended December 31, 2003 and 2002.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  One covenant pertains to minimum cash collections over a three-month period.  The Company did not satisfy this covenant for the period December 2003 through February 2004.  A waiver was received from the lending institution.  This facility is scheduled to expire in July 2004 and the Company intends to enter into a new asset-based lending facility prior to expiration.

As a result of the Company’s acquisition of RGII, the seller of RGII may be entitled to contingent payments based on RGII’s performance against profitability objectives over the next three years.  The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met.  These financial performance objectives are based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period.  There are no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  The payments, if the applicable EBIT targets are met, will be due as follows:  2003 payment of $1.7 million, 2004 payment of $3.3 million, 2005 payment of $3.3 million, and 2006 payment of $1.7 million.  These payments will be reduced or increased based on actual EBIT performance.

On February 24, 2004 a payment was made for the first six-month installment of approximately $631,000, pertaining to this contingent note.

The Company believes that its cash and cash equivalents, asset-based lending facility, internally generated funds and tax refunds (received in 2003) will be sufficient to meet its working capital needs through 2004.

The Company’s billed accounts receivable were $44.5 million and $49.4 million at December 31, 2003 and December 31, 2002, respectively.  Including both billed and unbilled receivables, days sales outstanding were 70 days at December 31, 2003 and 76 days at December 31, 2002, based on quarterly sales.

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. Leases are short term in nature and non-capital. The following table summarizes all commitments under contractual obligations as of December 31, 2003:

	Total Amount	1 year	2-3 years	4-5 years	Over 5 years
	in thousands

Operating Leases	$14,093	$6,409	$6,533	$1,151	$—
RGII Contingent Note*	10,000	631	9,369	—	—
Deferred Compensation	2,103	—	—	—	2,103
Supplemental Retirement Plan	11,318	—	—	—	11,318
Other long term	765	765	—	—	—

Total Cash Obligations	$38,279	$7,805	$15,902	$1,151	$13,421

*  Obligation if applicable EBIT targets are met.

Foreign Currency Exposure

The Company’s international operations expose it to translation risk when the local currency financial statements are translated to U.S. dollars.  As currency exchange rates fluctuate, translation of the financial statements of international businesses into U.S. dollars will affect the comparability of revenues and expenses between years.  None of the components of the Company’s consolidated statements of income was materially affected by exchange rate fluctuations in 2003, 2002 or 2001.  At December 31, 2003 the Company had $1,945,000 in cash maintained in overseas financial institutions.

Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity.  Instruments within the scope of SFAS 150 must be classified as liabilities within the Company’s financial statements.  The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the first interim period after June 15, 2003.  SFAS 150 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (“VIEs”).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for the Company’s fiscal period ending March 31, 2004, for VIEs created prior to February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003.  A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004.  Although the Company is still evaluating the impact of FIN 46R, it is not expected to have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

The Company has financial instruments that are subject to interest rate risk.  Historically, the Company has not experienced material gains or losses due to interest rate changes.  Based on the current holdings, the exposure to interest rate risk is not material.  Additionally, at December 31, 2003 the Company was debt free.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

Computer Horizons Corp.

We have audited the accompanying consolidated balance sheets of Computer Horizons Corp. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Horizons Corp. and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

Edison, New Jersey
February 17, 2004 (except for the second paragraph of Note 4, as to which the date is March 9, 2004).

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except per share data )
ASSETS

Current assets:
Cash and cash equivalents (Note 1)	$52,610	$59,769
Accounts receivable (Note 2)	48,295	56,616
Deferred income taxes (Note 7)	4,514	4,557
Refundable income taxes (Note 7)	—	19,051
Other	4,759	7,219

Total current assets	110,178	147,212

Property and equipment:
Furniture, equipment and other	42,252	37,664
Less accumulated depreciation	32,929	26,647

	9,323	11,017

Other assets – net:
Goodwill (Note 1)	34,218	19,203
Intangibles (Note 1)	2,408	—
Deferred income taxes (Note 7)	13,624	8,020
Other	9,386	8,279

	59,636	35,502

Total Assets	$179,137	$193,731

The accompanying notes are an integral part of these statements.

	December 31,
	2003	2002
	(in thousands, except per share data )
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accrued payroll, payroll taxes and benefits	$4,436	$4,529
Accounts payable	8,287	10,830
Restructuring reserve (Note 13)	2,620	3,266
Income taxes payable	1,243	—
Tax benefit reserve (Note 7)	19,600	19,600
Other accrued expenses	7,572	3,408

Total current liabilities	43,758	41,633

Other liabilities	4,635	6,243

Commitments and Contingencies (Notes 4, 7, 11 and 20)

Shareholders’ equity:
Preferred stock, $.10 par; authorized and unissued, 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized, 100,000,000 shares; issued 33,153,107 shares at December 31, 2003 and 2002, respectively	3,315	3,315
Additional paid-in capital	133,046	133,518
Accumulated other comprehensive loss	(4,589)	(4,306)
Retained earnings	13,307	28,255

	145,079	160,782
Less shares held in treasury, at cost; 2,537,692 shares and 2,660,667 shares at December 31, 2003 and 2002, respectively	(14,335)	(14,927)

Total shareholders’ equity	130,744	145,855

Total Liabilities and Shareholders’ Equity	$179,137	$193,731

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)

Revenues	$245,210	$297,115	$400,784

Costs and expenses:
Direct costs	169,802	216,181	281,576
Selling, general and administrative	80,634	91,343	128,832
Amortization of intangibles	1,084	—	2,695
Restructuring charges (Note 13)	3,278	2,515	1,048
Special charges (Note 18)	10,113	—	—
Write-down of assets held for sale	—	—	5,473

	264,911	310,039	419,624

Loss from operations	(19,701)	(12,924)	(18,840)

Other income /(expense):
Gain / (loss) on sale of assets (Note 17)	(424)	5,890	(3,197)
Net gain /(loss) on investments	(432)	(61)	90
Interest income	529	928	2,293
Interest expense	(51)	(174)	(1,944)

	(378)	6,583	(2,758)

Loss before income taxes and cumulative effect of a change in accounting principle and minority interest	(20,079)	(6,341)	(21,598)

Income taxes / (benefit) (Notes 1 and 7):
Current	341	(4,292)	(10,292)
Deferred	(5,561)	6,161	3,144

	(5,220)	1,869	(7,148)

Loss before cumulative effect of change in accounting principle and minority interest	(14,859)	(8,210)	(14,450)

Cumulative effect of change in accounting principle (Note 1)	—	(29,861)	—
Minority interest	(89)	35	—

Net Loss	$(14,948)	$(38,036)	$(14,450)

Loss per share – Basic and Diluted (Notes 1 and 8):
Before cumulative effect of change in accounting principle	$(0.49)	$(0.26)	$(0.45)
Cumulative effect of change in accounting principle	$—	$(0.96)	$—
Net Loss	$(0.49)	$(1.22)	$(0.45)

Weighted average number of shares outstanding:
Basic and Diluted	30,455,000	31,243,000	31,911,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

			Additional Paid-in Capital	Accumulated other Comprehensive Income/(Loss)	Retained Earnings			Total
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
	(dollars in thousands)
Balance, December 31, 2000	33,152,206	$3,315	$139,418	$(980)	$80,741	1,344,615	$(14,570)	$207,924

Net loss for the year					(14,450)			(14,450)
Other comprehensive loss:
Foreign currency translation adjustments				(1,952)				(1,952)

Total comprehensive loss								(16,402)

Stock options exercised						(15,000)	30	30
Other issuances of common stock	901
Issuance of common stock for purchase of assets			(360)			(77,144)	633	273
Employee stock purchase program			(3,828)			(643,280)	5,273	1,445
Purchase of treasury shares						1,111,000	(3,415)	(3,415)

Balance, December 31, 2001	33,153,107	3,315	135,230	(2,932)	66,291	1,720,191	(12,049)	189,855

Net loss for the year					(38,036)			(38,036)
Other comprehensive loss:
Current year unrealized loss on investments				(1,100)				(1,100)
Foreign currency translation adjustments				(274)				(274)

Total comprehensive loss								(39,410)

Stock options exercised						(265,858)	449	449
Employee stock purchase program			(1,712)			(405,366)	2,814	1,102
Purchase of treasury shares						1,611,700	(6,141)	(6,141)

Balance, December 31, 2002	33,153,107	3,315	133,518	(4,306)	28,255	2,660,667	(14,927)	145,855

Net loss for the year					(14,948)			(14,948)
Other comprehensive loss:
Current year unrealized loss on investments				(489)				(489)
Foreign currency translation adjustments				206				206
Total comprehensive loss								(15,231)

Stock options exercised						(361,410)	959	959
Employee stock purchase program			(472)			(153,765)	863	391
Purchase of treasury shares						392,200	(1,230)	(1,230)

Balance, December 31, 2003	33,153,107	$3,315	$133,046	$(4,589)	$13,307	2,537,692	$(14,335)	$130,744

The accompanying notes are an integral part of this statement.

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities
Net loss	$(14,948)	$(38,036)	$(14,450)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Deferred taxes	(5,561)	6,161	3,144
Depreciation	5,336	4,634	5,301
Amortization of intangibles	1,084	—	2,695
Provision for bad debts	4,644	4,996	3,397
Write-down of assets held for sale	—	—	5,473
Loss / (gain) on sale of assets	424	(5,890)	3,197
Loss on investments	432	—	—
Write off of goodwill	—	29,861	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	14,635	21,952	11,060
Other current assets	2,388	(1,981)	(2,240)
Assets held for sale	—	397	5,401
Other assets	(3,612)	1,298	(474)
Refundable income taxes/benefit reserve	19,051	8,541	13,333
Accrued payroll, payroll taxes and benefits	(93)	(4,648)	(2,023)
Accounts payable	(4,026)	(4,366)	(2,749)
Income taxes payable	1,033	—	—
Other accrued expenses	86	(1,432)	(560)
Other liabilities	(2,200)	(837)	1,426
Net cash provided by operating activities	18,673	20,650	31,931
Cash flows from investing activities
Purchases of furniture and equipment	(2,387)	(3,178)	(3,732)
Proceeds on sale of investments	2,517	—	—
Acquisitions, net of cash received	(22,178)	—	—
Proceeds received from the sale of assets	149	16,467	10,027
Acquisitions of intangibles	(566)	—	—
Acquisitions of goodwill	(1,057)	(339)	(156)
Net cash provided by/(used in) investing activities	(23,522)	12,950	6,139
Cash flows from financing activities
Notes payable - banks, net	—	(10,000)	(10,704)
Payment of notes payable	(2,636)	—	—
Stock options exercised	959	449	30
Purchase of treasury shares	(1,230)	(6,141)	(3,415)
Stock issued on employee stock purchase plan	391	1,102	1,445
Net cash used in financing activities	(2,516)	(14,590)	(12,644)
Effect of foreign currency gains/ (losses)	206	(274)	(1,952)
Net increase/ (decrease) in cash and cash equivalents	(7,159)	18,736	23,474
Cash and cash equivalents at beginning of year	59,769	41,033	17,559
Cash and cash equivalents at end of year	$52,610	$59,769	$41,033

Supplemental disclosures of cash flow information:
Cash paid/(received) during the year for:
Interest	$(427)	$(461)	$(106)
Income taxes	(20,339)	(10,967)	(24,097)

Details of acquisition:
Tangible assets acquired (including cash of $347)	$13,083	$—	$—
Liabilities assumed	(7,442)	—	—
Goodwill	13,958	—	—
Intangibles	2,926	—	—
Cash paid	22,525	—	—
Less: cash received in acquisition	(347)	—	—
Net cash paid*	$22,178	$—	$—

Book value of assets held for sale, net of cash			$22,116
Liabilities			11,735

Net assets held for sale before write-down, net of cash			$10,381

*  Includes a $1.5 million note payment

Non Cash Activities:

During 2002, the Company recorded a refundable income tax and tax benefit reserve of $19.6 million.

The accompanying notes are an integral part of these statements.

Computer Horizons Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Computer Horizons Corp. is a strategic e-Business solutions and professional services company which does business principally in the United States.  The Company enables its Global 2000 (which Forbes magazine defines as the biggest and most important companies as measured by sales, profits, assets and market value) customer base to realize competitive advantages through three major divisions, IT Services, Solutions and Chimes, Inc.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. The Solutions division, which includes RGII Technologies Inc., (“RGII”), provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing as well as software and relational database products.  RGII provides innovative technology services and solutions to the federal, state and local government markets.  Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies.

Principles of Consolidation

The consolidated financial statements include the accounts of Computer Horizons Corp. and its wholly-owned and majority-owned subsidiaries (the “Company”).  All subsidiaries of the Company have been consolidated into these financial statements.  ISG - Canada reports their financials on a one-month lag.  All material intercompany accounts and transactions have been eliminated.

Revenue Recognition

Approximately 94% and 93% of consolidated revenue in 2003 and 2002, respectively, was derived from time-and-material contracts.

For the IT Services division revenues are recognized as services are performed under time-and material contracts.  Under a typical time-and-material billing arrangement, our customers are billed on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, unbilled revenue is estimated and accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.

The Solutions Group recognizes revenue either on a time-and-material basis as described above or on a fixed fee basis, however, principally with time-and-material contracts. For fixed-fee contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs.  Each fixed fee contract has different terms, milestones and deliverables.  The milestones and deliverables primarily relate to the work to be performed and the timing of the billing.  At the end of each reporting period an assessment of revenue recognized on the percentage of completion and milestones achieved criteria is made.  If it becomes apparent that estimated cost will be exceeded or required milestones or deliverables will not have been obtained, an adjustment will be made.  The cumulative effect of revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the impact of any revisions become known.

Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of customer billings principally on a time-and-material basis.  At the end of each accounting period, revenue is accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.  Costs and estimated earnings in excess of billing on fixed fee contracts arise when percentage of completion accounting is used.  Such amounts are billed at specific dates or at contract completion.

The Company’s Chimes subsidiary recognizes revenue on a transaction fee basis.  The Chimes service offering aggregates the suppliers of temporary workers to the customer and renders one invoice to the customer.  Upon payment from the customer, Chimes deducts a transaction fee and remits the balance of the client payment to the applicable vendor.  Chimes recognizes only their fee for the service, not the aggregate billing to the customer.  The gross amount of the customer invoicing is not considered revenue or receivable to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the vendor until paid by the customer.

The Company’s Princeton subsidiary recognized revenue in accordance with AICPA Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” and AICPA Statement of Position 98-9 (“SOP 98-9”).  Under SOP 97-2, the Company recognized software license revenue when a noncancelable license agreement had been executed, fees were fixed and determinable, the software had been delivered, and collection was considered probable.  Princeton Softech was sold on March 25, 2002, (see Note 17).

Recruitment Costs

Recruitment costs are charged to operations as incurred.

Advertising Costs

The Company expenses all advertising costs as incurred and classifies these costs under selling, general and administrative expenses.  Advertising costs for the years ended December 31, 2003, 2002 and 2001 were $ 0.2 million, $0.3 million and $0.6 million, respectively.

Research and Development Costs

The Company charges all costs incurred to establish the technological feasibility of software products or product enhancements to research and development costs, which are included in selling, general and administrative expenses.  Research and Development costs for the years ended December 31, 2003, 2002 and 2001 were approximately $98,000, $0.9 million and $5.4 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid instruments with an original maturity of three months or less at the time of purchase and consist of the following at December 31:

	2003	2002
	in thousands

Cash	$17,499	$21,208
Commercial paper	32,954	36,963
Restricted cash	2,157	1,598

	$52,610	$59,769

Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client.

Investments

The Company’s marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Unrealized gains and losses are reflected as a net amount under the caption of accumulated other comprehensive loss within the statement of stockholders’ equity.  Realized gains and losses are recorded within the statement of income under the caption other income or expenses. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, regardless of the degree of such risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company invests the majority of its excess cash in overnight commercial paper of high-credit, high quality short-term money market instruments, high-quality financial institutions or companies, with certain limitations as to the amount that can be invested in any one entity.

The Company maintains its cash balances principally in nine financial institutions located in the United States, Canada, India and the United Kingdom.  The balances in U.S. banks are insured by the Federal Deposit Insurance Corporation up to $100,000 for each entity at each institution. The balance in the Canadian bank is insured by the Canadian Deposit Insurance Corporation up to $60,000 Canadian (approximately $46,000 U.S.).  The balance in the Indian bank is insured by the Deposit Insurance and Credit Guarantee Corporation up to 100,000 Rupees (approximately $2,000 U.S.).  There is no depository insurance in the United Kingdom.  At December 31, 2003, uninsured amounts held by the Company at these financial institutions total approximately $51,862,000.  At December 31, 2003, the Company had approximately $1,945,000 in cash maintained in overseas financial institutions.

The Company’s customers are generally very large, Global 2000 companies in many industries and with wide geographic dispersion.  For the years ended December 31, 2003, 2002 and 2001, the Company’s ten largest clients accounted for approximately 38%, 38% and 30% of its revenues, respectively. The Company’s largest customers are the Federal Government and the City of New York. The Federal Government accounts for approximately 16.0% of consolidated billed accounts receivable at December 31, 2003 and the City of New York accounts for approximately 10.0%, 19.6% and 15.0% of billed accounts receivable at December 31, 2003, 2002 and 2001, respectively.  Revenues from the Federal Government totaled approximately $18 million, or 7% of total consolidated revenues.  Revenues from the City of New York totaled approximately $12.5 million, or 5% of total consolidated revenues, $11.9 million, or 4% of total consolidated revenues and $9.1 million, or 2% of total consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively.  Historically, there have been no collection issues with either customer; however, the payment cycle is significantly slower than the Company’s commercial customers.   The

Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

Fair Value of Financial Instruments

The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts receivable and payable) approximates fair value because of their short maturities.

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

Effective on January 1, 2002, the Company adopted Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS 144”).  This supersedes SFAS 121, while retaining many of the requirements of such statement. The effect of this statement was immaterial to the Company.

Income Taxes

The Company and its domestic subsidiaries file a consolidated Federal income tax return.  The foreign subsidiaries file in each of their local jurisdictions.

The Company follows the liability method of accounting for income taxes.  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.  Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities.  Temporary differences result primarily from net operating loss carryovers, amortization of goodwill, allowance for doubtful accounts and certain accrued liabilities which are deductible, for tax purposes, only when paid.  In assessing the realizability of deferred tax assets, management considers the scheduled reversal periods of the deferred tax assets as well as projected future taxable income and tax planning strategies.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Tax benefits from early disposition of the stock by optionees under incentive stock options and from exercise of non-qualified options are credited to additional paid-in capital.

The Company provides United States income taxes on the earnings of foreign subsidiaries, unless they are considered permanently invested outside the United States.  As of December 31, 2003, there is no cumulative amount of foreign earnings on which United States income taxes have not been provided.

Loss Per Share

Basic loss per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents.  Diluted loss per share is based on the weighted average number of common and common equivalent shares outstanding, except when the effect is anti-dilutive.  The calculation takes into account when dilutive, the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.  For all years presented all stock options (See Note 8) were excluded for diluted loss per share because they were antidilutive.

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

Foreign Currency Translation

For operations outside the United States that prepare financial statements in currencies other than the United States dollar (Canadian dollar, British pound, and Indian Rupee), results of operations and cash flows are translated at the average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates.  Translation adjustments are included as a separate component of comprehensive income/(loss) within the statement of shareholders’ equity.

Accounts Receivable

Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Goodwill

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and in July 2001, SFAS 142, “Goodwill and Other Intangible Assets.”  The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method.  In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as an asset apart from goodwill.  Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test.  The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new regulation has discontinued the amortization of goodwill.

During the quarter ended June 30, 2002, the Company completed the initial valuation of the carrying value of goodwill existing at January 1, 2002.  As a result, a non-cash charge of $29.9 million, or $(0.96) per share was retroactively recorded as the cumulative effect of an accounting change in the six months ended June 30, 2002 statement of operations.  For the years ended December 31, 2003 and 2002 the Company completed valuations of the carrying value of the remaining goodwill and it was determined that no additional impairment had occurred.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, are as follows (in 000’s):

Reporting Units	December 31, 2003	December 31, 2002

Balance as of January 1,	$19,203	$48,725
Additions to goodwill* (Solutions)	15,015	339
Impairment losses (IT Services and Education)	—	(29,861)

Balance as of December 31,	$34,218	$19,203

* Reflects goodwill recorded as a result of the RGII ($14,588) and Global Business Technology Services, (“GBTS”) ($427) acquisitions.  See Note 15 of the notes to the consolidated financial statements.

The reporting units are equal to, or one level below, reportable segments.  The Company engaged independent valuation consultants to assist with the transitional goodwill impairment tests.

As of December 31, 2003 and 2002, the fair value of each of the reporting units was calculated using the following approaches (i) market approach and (ii) income approach.  Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices.  Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity.  Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.

The fair value conclusion of the reporting units reflects an appropriately weighted value of the market multiple approach and the income approach discussed above.  An asset approach was not used because the asset approach is most relevant for liquidation approaches, investment company valuations and asset rich company valuations (i.e. real estate entities) and was not deemed relevant for manufacturing and service company going-concern valuations.  When either the income approach or the market approach was used, each indicted value of the Solutions entity’s equity exceeded the carrying value of the Solutions entity by at least $12 million and $15 million as of December 31, 2003 and 2002, respectively.  Since each of the two approaches yielded values in excess of carrying value, any weighting of the two approaches or either approach used alone results in the same conclusion, that the goodwill was not impaired.

When the other entities, of the Company, were tested (IT Services and Education), in the second quarter 2002 initial valuation, both approaches yielded an indicated value which was below the carrying value of those entity’s equity, in such an amount that the entire amount of goodwill was written off.  As a result, a loss of $29.9 million was recognized in June 2002 and recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations.  There was no income tax effect on the impairment charge as approximately $19 million of the charge related to goodwill in foreign tax jurisdictions where the Company believes it is more likely than not that future taxable income in these jurisdictions will not be sufficient to realize the related income tax benefits associated with the charge.  The remaining $11 million of the charge was related primarily to goodwill that was acquired prior to the ability to deduct goodwill for tax purposes.

The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company’s net loss as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Reported net loss	$(14,948)	$(38,036)	$(14,450)

Cumulative effect of change in accounting principle	—	29,861	—

Amortization of intangibles	—	—	2,695

Adjusted net loss	$(14,948)	$(8,175)	$(11,755)

Reported loss per share:
Basic & Diluted	$(0.49)	$(1.22)	$(0.45)

Adjustment for cumulative effect of change in accounting principle:
Basic & Diluted	—	0.96	—

Adjustment for amortization of intangibles:
Basic & Diluted	—	—	0.08

Adjusted loss per share:
Basic & Diluted	$(0.49)	$(0.26)	$(0.37)

Intangible Assets

Intangible assets are the result of the acquisition, in July 2003, of certain assets and operations of RGII and the acquisition of the Xpress software from Commerce One. During the third quarter of 2003, the Company completed a purchase price allocation review and according to SFAS No. 142, assessed the useful lives of its acquired intangible assets.

The following table summarizes the acquired intangible assets, the remaining components and the accumulated amortization as of December 31, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Non-compete agreements	$250	$18	$232
RGII trademark	150	75	75
RGII software	726	74	652
Customer contracts	1,800	854	946
Xpress software	566	63	503
Total	$3,492	$1,084	$2,408

Intangible assets are being amortized over periods ranging from six months to seven years, based on the estimated useful lives. The amortization expense on these intangible assets for the year ended December 31, 2003 was $1,084,000.  The estimated remaining amortization expense for each year ending December 31, is as follows (in thousands):

2004	$755
2005	680
2006	613
2007	201
2008	106
thereafter	53
Total	$2,408

Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity.  Instruments within the scope of SFAS 150 must be classified as liabilities within the Company’s financial statements.  The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the first interim period after June 15, 2003.  SFAS 150 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (“VIEs”).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003.  A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004.  Although the Company is still evaluating the impact of FIN 46R, it is not expected to have a material effect on the Company’s financial statements.

Accounting for Stock Based Compensation

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

The exercise price per share on all options granted may not be less than the fair value at the date of the option grant.  The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as modified by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans.  The Company expects to continue following the guidance under APB 25 for stock based compensation to employees.  Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

		2003	2002	2001

Net loss	As reported	$(14,948,000)	$(38,036,000)	$(14,450,000)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,401,000)	(3,334,000)	(3,847,000)

	Pro forma	$(17,349,000)	$(41,370,000)	$(18,297,000)

Earnings per share
Basic	As reported	$(0.49)	$(1.22)	$(0.45)
	Pro forma	(0.57)	(1.32)	(0.57)

Diluted	As reported	$(0.49)	$(1.22)	$(0.45)
	Pro forma	(0.57)	(1.32)	(0.57)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively:  expected volatility of 62%, 64% and 84%; risk-free interest rates of 4.27%, 3.62% and 5.14%; and expected lives of 7.8, 4.4 and 8.1 years.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 comparative financial statements to conform to the 2003 presentation.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31:

	2003	2002
	(in thousands)

Billed	$44,489	$49,453
Unbilled	9,238	14,859

	53,727	64,312
Less allowance for doubtful accounts	5,432	7,696

	$48,295	$56,616

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2003	2002
	(in thousands)

Furniture, Fixtures and Equipment	$36,527	$32,530
Software	3,242	2,651
Leasehold Improvements	2,483	2,483

	42,252	37,664
Less accumulated depreciation	32,929	26,647

	$9,323	$11,017

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.  Depreciation expense was $5.3 million, $4.6 million and $5.3 million for the years ended December 31, 2003, 2003 and 2001, respectively.

NOTE 4 – ASSET-BASED LENDING FACILITY

On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit.  This new line of credit is a three-year, $40 million facility with availability based primarily on eligible customer receivables and requires a separate lockbox.  The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal.  The borrowing base less outstanding loans must equal or exceed $17.5 million.  At the time of closing there was a $170,000 commitment fee paid to the agent.

As of December 31, 2003, the Company had no outstanding loan balance against this facility.  Borrowings under this facility are collateralized by certain assets of the Company.  Based on the Company’s eligible customer receivables and cash balances, $16.0 million, $24.7 million and $23.1 million was available for borrowing as of December 31, 2003, 2002 and 2001, respectively.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $109,000, $144,000 and $42,000 for the year ended December 31, 2003, 2002 and 2001, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  One covenant pertains to minimum cash collections over a three-month period.  The Company did not satisfy this covenant for the period December 2003 through February 2004.  A waiver was received from the lending institution.  This facility is scheduled to expire in July 2004 and the Company intends to enter into a new asset-based lending facility prior to expiration.

NOTE 5 - PURCHASE OF TREASURY STOCK

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  For the year ended December 31, 2003, the Company had repurchased, in the open market, 392,200 shares of its stock at an average price of $3.08 per share for an aggregate purchase amount of $1.2 million.  For the year ended December 31, 2002, the Company had repurchased, in the open market, 1,611,700 shares of its stock at an average price of $3.81 per share for an aggregate purchase amount of $6.1 million.  As of December 31, 2003 the remaining authorization for repurchase is approximately 93,000 shares.

NOTE 6 - SHAREHOLDERS’ EQUITY

Stock Options

In 1994, the Company adopted a stock option plan which provides for the granting of options, to officers and key employees, for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights (“SARs”). Options and SARs generally expire ten years from the date of grant and become exercisable in specified amounts during the life of the respective options.  No SARs have been granted as of December 31, 2003.  This plan, which replaces the Company’s 1985 Plan, will terminate on June 15, 2004.  There were 2,427,000, 2,036,000 and 1,930,000 shares available for option at December 31, 2003, 2002 and 2001, respectively.

In 1998, the Company amended the non-qualified Directors’ Stock Option Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of its common stock and (ii) shall receive annual grants to purchase 10,000 shares of its common stock.  The plan originally was to expire on March 4, 2001 and was extended by the Board of Directors and Shareholders to March 6, 2007.  There were 264,000, 334,000 and 384,000 shares available for grant at December 31, 2003, 2002 and 2001, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price
Outstanding – January 1	4,527	$7.93	4,841	$10.11	4,216	$13.05

Granted	1,527	3.76	1,340	3.68	1,535	2.17
Exercised	(361)	2.66	(266)	1.47	(15)	2.02
Canceled/forfeited/expired	(1,848)	13.27	(1,388)	12.45	(895)	10.47

Outstanding – December 31	3,845	4.08	4,527	7.93	4,841	10.11

Options exercisable – December 31	1,420	4.98	2,573	10.89	2,749	12.97

Weighted average fair value of options granted during the year		$1.93		$2.72		$1.85

The following information applies to options outstanding at December 31, 2003:

Range of exercise prices	Outstanding as of December 31, 2003 (000’s)	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2003 (000’s)	Weighted average exercise price
$2.02 – $9.99	3,659	8.5	$3.40	1,234	$3.12
10.00 – 14.99	71	1.8	11.93	71	11.93
15.00 – 19.99	50	5.0	16.37	50	16.37
20.00 – 26.625	65	4.0	24.06	65	24.06

	3,845	8.2	$4.08	1,420	$4.98

Prior to 2002, certain officers had the right to borrow from the Company against the exercise price of options exercised.  As of December 31, 2003 and 2002, total outstanding borrowings, pertaining to one officer, amounted to $100,000 which was issued by the Company in 1999, prior to the adoption of FIN 44 and the Sarbanes-Oxley Act of 2002.

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

The Company issued 150,001 warrants in 2003 to purchase shares of its common stock to one major shareholder.  The exercise price is the fair value at the date of grant.  As of December 31, 2003, 152,134 warrants were outstanding.  There were no warrants exercised in 2003, 2002 or 2001.

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

The rights will be exercisable and transferable separately from the common stock only if a person or group acquires 20% or more, subject to certain exceptions, of the Company’s outstanding common stock or announces a tender offer that would result in the ownership of 20% or more of the common stock.  If a person becomes the owner of at least 20% of the Company’s common shares (an “Acquiring Person”), each holder of a right other than the Acquiring Person is entitled, upon payment of the then current exercise price per right (the “Exercise Price”), to receive shares of common stock (or common stock equivalents) having a market value equal to twice the Exercise Price.

Additionally, if the Company subsequently engages in a merger or other business combination with the Acquiring Person in which the Company is not the surviving corporation, or in which the outstanding shares of the Company’s common stock are changed or exchanged, or if more than 50% of the Company’s assets or earning power is sold or transferred, a right would entitle a Computer Horizon Corp. shareholder, other than the Acquiring Person and its affiliates, to purchase upon payment of the Exercise Price, shares of the Acquiring Person having a market value of twice the Exercise Price.  Prior to a person becoming an Acquiring Person, the rights may be redeemed at a redemption price of one cent per right, subject to adjustment.  The rights are subject to amendment by the Board.  No shareholder rights have become exercisable.  The rights originally would have expired on July 16, 1999, however, the Board of Directors approved the adoption of a new Shareholder Rights Plan to replace the existing plan.  The terms of the new Rights Plan are substantially the same as the original plan.  The new rights will expire on July 15, 2009.

Stock Option Exchange Program

On January 8, 2003, the Company commenced a tender offer to its employees to exchange stock options granted under the Company’s 1994 Incentive Stock Option and Appreciation Plan with an exercise price of $10.01 or greater for new stock options with a new exercise price.  The tender offer expired on February 10, 2003, and 1,635,526 options were accepted for exchange.  On August 13, 2003, 545,928 options were issued for the exchange at an exercise price of $3.89 per share.

NOTE 7 - INCOME TAXES

The following is a geographical breakdown of the Company’s loss before taxes:

	Year ended December 31,
	2003	2002	2001
	(in thousands)

Domestic	$(16,964)	$(6,005)	$(20,679)
Foreign	(3,115)	(336)	(919)

	$(20,079)	$(6,341)	$(21,598)

The provision for income taxes/(benefit) consists of the following for the years ended

December 31:

	2003	2002	2001
	(in thousands)

Current
Federal	$30	$(4,993)	$(10,032)
State	311	701	(280)
Foreign	—	—	20

Total current	341	(4,292)	(10,292)

Deferred
Federal	(5,561)	819	3,501
State	—	5,342	(508)
Foreign	—	—	151

Total deferred	(5,561)	6,161	3,144

	$(5,220)	$1,869	$(7,148)

Refundable income taxes result primarily from net operating loss carrybacks.

Deferred tax assets and liabilities consist of the following at December 31:

	2003	2002
	(in thousands)

Deferred tax liabilities
Depreciation	$(498)	$(1,086)

Total deferred tax liabilities	$(498)	$(1,086)

Deferred tax assets
Federal and state net operating losses	14,873	9,764
Foreign net operating losses	4,742	3,767
Amortization of intangibles	4,167	3,985
Accrued payroll and benefits	1,709	2,007
Allowance for doubtful accounts	2,324	1,150
Restructuring charges	837	1,593
Other	1,365	1,686

Total deferred tax assets	30,017	23,952

Valuation allowance	(11,381)	(10,289)

Net deferred tax assets	$18,138	$12,577

Current	$4,514	$4,557
Non current	13,624	8,020
Total	$18,138	$12,577

A reconciliation of income taxes/(benefit), as reflected in the accompanying statements, with the statutory Federal income tax rate of 35% for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	(in thousands)

Statutory Federal income taxes	$(7,028)	$(2,219)	$(7,559)
State and local income taxes/(benefit), net of Federal tax benefit	203	91	(757)
Amortization of goodwill	—	—	452
Change in valuation allowance, sale of assets	—	(1,855)	—
Change in valuation allowance, other	1,092	5,095	613
Other, net	513	757	103

	$(5,220)	$1,869	$(7,148)

At December 31, 2003 the Company had a federal net operating loss carryforward of approximately $34.3 million; $8.7 million expires in 2021, $11.4 million expires in 2022 and $14.2 million expires in 2023.

At December 31, 2003 the Company had state deferred tax assets, net of federal tax effect, of approximately $7.2 million relating primarily to state net operating loss carryforwards.  These state net operating loss carryforwards are subject to limitations which differ from federal law.  Many states do not allow the carryback of net operating losses, have shorter carryforward periods and do not allow the filing of consolidated returns.  Additionally, New Jersey and California temporarily suspended the deduction for net operating loss carryforwards.  These state limitations create uncertainties with respect to the realization of these state deferred tax assets.  Accordingly, the Company has recorded a valuation allowance of approximately $5.9 million with respect to these assets.

Certain foreign subsidiaries of the Company had net operating loss carryforwards at December 31, 2003, totaling approximately $14.7 million (including $5.3 million in Canada and $9.4 million in the United Kingdom); $1.5 million expires in 2006, $1.0 million expires in 2007, $1.7 million expires in 2008, $1.1 million expires in 2010 and the remainder has no expiration.  A full valuation allowance has been recorded on the foreign taxes due to the uncertainty of the realization of certain tax benefit from these net operating loss carryforwards.

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the”Act”) was enacted into law.  This Act contained many economic and tax incentives, including the extension of the carryback period for losses arising in years ending during 2001 and 2002 to five years from the previous two year carryback rule.  As a result, the Company’s tax refund claim of approximately $10 million at December 31, 2001, which was received in April 2002, was increased to approximately $30 million.  The additional refund amount of $20 million was received in January 2003.

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

The Internal Revenue Service is currently examining the Company’s federal income tax returns for the years ended December 31, 2001 and 2000, along with its federal refund claims for the calendar years 1996 through 1999.  As required by law, the Joint Committee on Taxation has also reviewed the Company’s refund claims.  The Company believes that the Internal Revenue Service and the Joint Committee on Taxation will not make any adjustments to the tax returns or refund claims based upon the receipt of correspondence from the Internal Revenue Service.  The Company anticipates that this examination will be formally closed in 2004.

NOTE 8 - LOSS PER SHARE DISCLOSURES

The computation of diluted loss per share excludes all options because they are antidilutive.  During 2003, there were 3,845,000 excluded options outstanding at December 31, 2003 with a weighted average exercise price of $4.08 per share.  During 2002, there were 4,527,000 excluded options outstanding at December 31, 2002 with a weighted average exercise price of $7.93 per share.  During 2001, there were 4,841,000 excluded options outstanding at December 31, 2001 with a weighted average exercise prices of $10.11 per share.

NOTE 9 - SEGMENT INFORMATION

The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations.  IT Services is primarily staffing augmentation.  The Solutions division provides federal government, enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing as well as software and relational database products, up to the time of sale, March 25, 2002, of Princeton Softech Inc.

During 2002, Princeton made up the following within the Solutions Group; $2.9 million of revenue, $2.4 million of gross margin, $1.9 million operating loss and depreciation expense of $84,000.  During 2001, Princeton made up the following within the Solutions Group; $29.0 million of revenue, $22.7 million of gross margin, $5.7 million of operating loss and depreciation expense of $582,000.

Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies, (which Forbes magazine, defines as the biggest and most important companies as measured by sales, profits, assets and market value).

Income/(loss) before income tax benefit consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charges, special charges, the write-off of a terminated project, amortization of intangibles, write-down of assets held for sale and net loss on investments.  These exclusions total expense of $18.0 million, income of $4.1 million and expense of $12.0 million at December 31, 2003, 2002 and 2001, respectively.   Long-term assets include goodwill, intangibles and property, plant and equipment for 2003 and goodwill and property, plant and equipment for 2002 and 2001.  Corporate services, consisting of general and administrative services are provided to the segments from a centralized location.  Such costs are allocated to the segments based on either revenue or headcount.

BY LINE OF BUSINESS	2003	2002	2001
	(in thousands)

Revenue:
IT Services	$133,070	$201,295	$274,379
Solutions Group	92,122	79,283	116,873
Chimes	20,018	16,537	9,532

Total revenue	$245,210	$297,115	$400,784

Gross Margin:
IT Services	$26,740	$40,626	$58,752
Solutions Group	30,042	25,712	51,419
Chimes	18,626	14,596	9,037

Total gross margin	$75,408	$80,934	$119,208

Operating income / (loss):

IT Services	$8,053	$15,044	$26,053
Solutions Group	12,654	7,621	710
Chimes	(2,177)	(7,490)	(9,516)

Total operating income/(loss)	$18,530	$15,175	$17,247

Corporate Allocation:

IT Services	$12,108	$17,287	$18,318
Solutions Group	6,743	6,855	7,916
Chimes	1,841	1,442	637

Total corporation allocation	$20,692	$25,584	$26,871

Income / (loss) before income tax benefit:
IT Services	$(4,055)	$(2,243)	$7,735
Solutions Group	5,911	766	(7,206)
Chimes	(4,018)	(8,932)	(10,153)

Total income / (loss) before income tax benefit	$(2,162)	$(10,409)	$(9,624)

Assets:
IT Services	$21,253	$47,876	$93,920
Solutions Group	69,133	29,640	63,126
Chimes	14,402	26,762	8,354
Corporate and other	74,349	89,453	72,321

Total assets	$179,137	$193,731	$237,721

Depreciation Expense:
IT Services	$563	$482	$762
Solutions Group	1,433	1,133	1,764
Chimes	1,476	1,044	524
Corporate and other	1,864	1,975	2,251

Total depreciation	$5,336	$4,634	$5,301

BY GEOGRAPHIC AREA *	2003	2002	2001
	(in thousands)
REVENUE
United States	$219,453	$270,890	$361,884
Canada	24,709	23,390	24,181
Europe	627	2,775	12,617
India	421	—	—
Australia	—	60	2,102

Total Revenue	$245,210	$297,115	$400,784

* Revenue is generated for each geographic segment based on the locale of the customer.

LONG-TERM ASSETS
United States	$45,191	$29,486	$41,716
Canada	705	628	19,319
Europe	—	106	163
India	53	—	—

Total Long-Term Assets	$45,949	$30,220	$61,198

Reconciliation of Segments Loss before Income Tax Benefit to Consolidated Loss Before Income Tax Benefit:

	2003	2002	2001
	(in thousands)

Total segments loss before income tax benefit	$(2,162)	$(10,409)	$(9,624)
Adjustments:
Special charges	(10,113)	—	—
Restructuring charges	(3,278)	(2,515)	(1,048)
Write off of terminated project	(3,064)	—	—
Amortization of intangibles	(1,084)	—	(2,695)
Net gain/(loss) on investments	(432)	(61)	90
Gain/(loss) on sale of assets	(424)	5,890	(3,197)
Interest income	529	928	2,293
Interest expense	(51)	(174)	(1,944)
Write-down of assets held for sale	—	—	(5,473)

Total Adjustments	(17,917)	4,068	(11,974)
Consolidated loss before income taxes	$(20,079)	$(6,341)	$(21,598)

NOTE 10 - SAVINGS PLAN AND OTHER RETIREMENT PLANS

The Company maintains a defined contribution savings plan covering eligible employees.  The Company makes contributions up to a specific percentage of participants’ contributions.  The Company contributed approximately $821,000, $1,089,000 and $1,413,000 in 2003, 2002 and 2001, respectively.

In 1995, the Company instituted a Supplemental Executive Retirement Plan, or SERP, whereby key executives are entitled to receive lump-sum payments (or, if they elect, a ten-year payout) upon reaching the age of 65 and being in the employment of the Company.  The maximum commitment if all plan members remain in the employment of the Company until age 65 is approximately $11.3 million.  Benefits accrue and vest based on a formula which includes total years with the Company and total years possible until age 65.  The plan is nonqualified and not formally funded.  Life insurance policies on the members are purchased to assist in funding the cost.  The SERP expense is charged to operations during the remaining service lives of the members and was $480,000 in 2003, $407,000 in 2002 and $115,000 in 2001.  The cumulative accrued liability for the SERP was $1.7 million as of December 31, 2003 based on the Unit Credit Method by using a discounting rate of 9% until age 65 for each participant.  Contributions are expected to be $203,075 in 2004 while distributions are scheduled to be nil from 2004 through 2007, $250,000 in 2008 and a total of 2.6 million from 2009 through 2013.

During 1999 the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed one year of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10 percent of eligible compensation.  Quarterly, participant account balances are used to purchase shares of stock at 85 percent of its fair market value on either the first or last trading day of each calendar quarter.  A total of 4 million shares are available for purchase under the plan.  There were 153,765, 405,366 and 643,280 shares purchased under the plan in 2003, 2002 and 2001, respectively.

In addition, the Company adopted a Deferred Compensation Plan for Key Executives that permits the individuals to defer a portion of their annual salary or bonus for a period of at least five years.  There is no effect on the Company’s operating results since any amounts deferred under the plan are expensed in the period incurred.  Amounts deferred have been included in other liabilities and amounted to $2.1 million, $3.2 million and $3.3 million as of December 31, 2003, 2002 and 2001, respectively.

In December 2003, John Cassese, the former CEO of Computer Horizons Corp., received a lump-sum payment of $1.3 million, net of taxes from his deferred compensation plan account in accordance with his severance agreement.  The Company redeemed insurance policies to fund this payment and received approximately $2.5 million for the surrender values of the split dollar policies.  The Company recorded a realized loss of approximately $432,000 on investments for these insurance policies, which had an original cost of approximately $2.9 million.

NOTE 11 - COMMITMENTS

Leases

The Company leases office space under long-term operating leases expiring through 2008.  As of December 31, 2003, approximate minimum rental commitments were as follows:

Year ending	(in thousands)
2004	$6,409
2005	4,783
2006	1,750
2007	1,075
2008	76

$14,093

Office rentals are subject to escalations based on increases in real estate taxes and operating expenses.  Rent expense, net of sublease income of approximately $137,000, $480,000 and $208,000 for December 31, 2003, 2002 and 2001, respectively, for operating leases approximated $5.0 million, $5.3 million and $7.8 million in the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For the years ended December 31, 2003 and 2002, selected quarterly financial data is as follows:

	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)

2003
Revenues	$60,253	$58,833	$64,459	$61,665
Direct costs	42,773	41,511	44,406	41,112
Selling, general and administrative	18,926	20,716	20,883	20,109
Restructuring charges	249	1,949	787	293
Special charges	—	7,978	800	1,335
Amortization of intangibles	—	—	526	558
Loss from operations	(1,695)	(13,321)	(2,943)	(1,742)
Loss on sale of assets	(273)	—	—	(151)
Loss on investments	—	—	—	(432)
Interest income/(expense) - net	168	90	78	142
Loss before income taxes	(1,800)	(13,231)	(2,865)	(2,183)
Income taxes/(benefit)	(540)	(3,719)	(394)	(567)
Minority interest	(19)	(18)	21	(73)
Net loss	$(1,279)	$(9,530)	$(2,450)	$(1,689)

Loss per share (basic and diluted):
Net loss	$(0.04)	$(0.31)	$(0.08)	$(0.06)

	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)

2002
Revenues	$79,219	$77,318	$73,574	$67,004
Direct costs	58,192	56,570	52,865	48,554
Selling, general and administrative	26,459	22,452	22,347	20,085
Restructuring charges	—	—	—	2,515
Loss from operations	(5,432)	(1,704)	(1,638)	(4,150)
Gain on sale of assets	3,570	—	—	2,320
Net loss on investments	(61)	—	—	—
Interest income/(expense) - net	55	255	247	197
Loss before income taxes	(1,868)	(1,449)	(1,391)	(1,633)
Income taxes/(benefit)	(635)	(493)	(473)	3,470
Loss before cumulative effect of change in accounting principle	(1,233)	(956)	(918)	(5,103)
Cumulative effect of change in accounting principle	(29,861)	—	—	—
Minority interest	—	—	—	35
Net loss	$(31,094)	$(956)	$(918)	$(5,068)

Loss per share (basic and diluted):
Before cumulative effect of change in accounting principle	$(0.04)	$(0.03)	$(0.03)	$(0.16)
Cumulative effect of change in accounting principle	$(0.95)	$—	$—	$—
Net loss	$(0.99)	$(0.03)	$(0.03)	$(0.16)

NOTE 13 - RESTRUCTURING CHARGES

Approximately 24% of the restructure charge in 2003 was related to the Chimes segment with the balance related to the IT Services segment.

During the fourth quarter of 2003, the Company recorded a restructuring charge of approximately $329,000 relating to the closing of one office in the United States and the related severance.  The Company decided to continue business in this area through  virtual offices and therefore recorded the charge after the building was closed.  The lease obligation of $90,000 was calculated based on current rent commitments less a calculated sublease amount based on current market conditions.  The severance expense of $239,000 was paid out as of December 31, 2003.

	Recorded	Paid	Remaining at December 31, 2003
Severance:
United States	$239	$(239)	$—

Lease Obligations:
United States	$90	$—	$90

Total	$329	$(239)	$90

During the third quarter of 2003, the Company recorded a restructuring charge of approximately $787,000 relating to the closing of Chimes (UK) Ltd. and severance charges related to United States operations.  The Company decided to continue business in this geographic area through a third party and therefore recorded the charge after the building was closed.  The provision includes an accrual relating to the future costs associated with continuing rent on this property in the United Kingdom.  The closing of this office resulted in a severance charge of $305,000.  As of December 31, 2003, $258,000 had been paid in severance to terminated employees due to the closing of the UK facility.

	Recorded	Paid	Remaining at December 31, 2003
Severance:
United Kingdom*	$305	$(258)	$47
United States	219	(219)	—
Total Severance	$524	$(477)	$47

Lease Obligations:
United Kingdom*	$183	$(33)	$150

General Office Closure:
United Kingdom*	$211	$(162)	$49

Total	$918	$(672)	$246

* Recorded balances change due to fluctuations in exchange rates

During the second quarter of 2003, the Company evaluated the geographic area in Canada and decided to close facilities and go virtual in the smaller Canadian markets.  After the buildings were entirely closed, the Company recorded a restructuring charge of approximately $1.7 million relating to the consolidating and closing of these facilities in the Canadian subsidiary.  The $1.3 million expense for lease obligations was calculated based on current rent commitments less a calculated sublease amount based on current market conditions.  The entire provision of $1.3 million included an accrual relating to the future costs associated with continuing rent on six properties, five of which are in Canada, with rents continuing through 2004, 2006 and 2007.  The closing of all of these offices resulted in the termination of 20 employees with a severance charge of $734,000.  As of December 31, 2003, $734,000 had been paid in severance to the terminated employees.  In the fourth quarter of 2003, the Company adjusted the rent obligation in the United States due to the sublease of this facility.

	Recorded	Paid	Adjusted	Remaining at December 31, 2003
Lease Obligations:
Canada*	$1,214	$(475)	$—	$739
United States	36	(10)	(26)	—
Total Lease Obligations	$1,250	$(485)	$(26)	$739

Severance:
Canada*	$395	$(395)	$—	$—
United States	197	(197)	—	—
United Kingdom	142	(142)	—	—
Total Severance	$734	$(734)	$—	$—

General Office Closure:
Canada*	$128	$(249)	$121	$—

Total	$2,112	$(1,468)	$95	$739

* Recorded balances change due to currency fluctuations

During the fourth quarter of 2002, the Company recorded a restructuring charge of $2.8 million pertaining to 2002 office closings.  During the second quarter of 2003, half of the rent for one office closing was reversed after the rent was negotiated at a lower rate for half the building.  During the fourth quarter of 2003, the Company made an additional adjustment to the reserve for four of the properties due to sublease.

	Remaining at December 31, 2002	Paid	Adjusted	Remaining at December 31, 2003
Lease Obligations:
United States	$2,483	$(1,340)	$16	$1,159

At the end of 2002, the Company had $295,000 of five lease obligations remaining from the restructure expense recorded in 2001.  Of the five lease obligations, four remain and the balance as of December 31, 2003 was $78,000.  During the fourth quarter of 2003, the Company made an adjustment to the reserve for the sublease of two properties.

	Remaining at Dec.31, 2002	Paid	Adjusted	Remaining at December 31, 2003
Severance:
United States	$1	$(1)	$—	$—

Lease Obligations:
United States	$294	$(191)	$(25)	$78

Total	$295	$(192)	$(25)	$78

At the end of 2002 the Company had $488,000 of one lease obligation remaining on the restructure expense recorded in 2000 with the lease terminating in 2005.  The balance remaining at December 31, 2003 was $308,000.

	Remaining at Dec.31, 2002	Paid	Remaining at December 31, 2003
Lease Obligations:
United States	$488	$(180)	$308

NOTE 14 – MAJORITY-OWNED SUBSIDIARY

On September 30, 2002, the Company announced that it had joined its existing HIPAA compliance, healthcare information technology and other compliance business practices with ZA Consulting LLC (ZAC) to form CHC Healthcare Solutions, LLC.  Under the terms of the agreement, CHC has an 80% interest in the newly formed company.

NOTE 15 - ACQUISITIONS

On September 12, 2003, the Company acquired, from Commerce One, the Xpress solution, a suite of software and services designed to rapidly facilitate product data synchronization between trading partners.  The purchase price of the software was $566,000, recorded as intangible assets, and is being amortized over a three year period.

On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. (“RGII”).    The Company purchased RGII because acquiring a platform company in the Federal government IT Services marketplace has been a long-term priority for the Company.  The purchase price was approximately $22.1 million including an up-front cash payment, acquisition expenses, working capital adjustment and the payoff of a note payable of $1.5 million.  In addition the Company paid off a RGII $665,000 note and a line of credit of approximately $2 million.  In addition, the seller may be entitled to contingent payments based on RGII’s performance against profitability objectives over the next three years.  The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met.  These financial performance objectives are based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period.  There are no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets, and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  At December 31, 2003 the seller was entitled to additional payments of $631,000 for the first installment.  The Company also entered into employment agreements with the former shareholder and key employees of RGII and have agreed to issue an aggregate of 600,000 options to purchase shares of Computer Horizons stock over a three-year period.

The Company completed the allocation of the purchase price to assets and liabilities acquired utilizing outside valuation consultants to assist in this process.  Audited historical financial statements of RGII together with applicable pro forma financial information were filed with the SEC on September 19, 2003.

The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Allocation of Purchase Price

Accounts receivable	$10,958
Other current assets	79
Property and equipment	1,255
Goodwill	13,958
Intangibles	2,926
Other assets	444
Total assets	29,620

Accounts payable	1,483
Taxes payable	210
Accrued expenses	2,520
Notes payable	2,636
Long-term liabilities	593
Total liabilities	7,442

Net assets	$22,178

Purchased intangibles totaling $2.9 million included unfunded backlog, funded backlog, software and non compete agreements.  Approximately $14.0 million was recorded as goodwill.

The acquisition will be treated as a purchase of assets for tax purposes.  Accordingly, goodwill will be subject to amortization for tax purposes over fifteen years.

Pro Forma Results

Effective July 1, 2003, the results of RGII’s operations have been included in the consolidated financial statements of the Company.  The following unaudited pro forma financial information presents the combined results of operations of the Company and RGII as if the acquisition had occurred as of the beginning of the periods presented.  The revenues and results of operations included in the following unaudited pro forma consolidated financial information is not considered necessarily indicative of the results of operations for the periods specified had the transaction actually been completed at the beginning of the period.

	Unaudited Pro Forma (in thousands)
	Year Ended December 31,
	2003	2002
Revenues:
IT Services	$133,070	$201,295
Solutions Group	110,987	112,456
Chimes	20,018	16,537
Total	264,075	330,288
Loss before minority interest and change in accounting principle	(14,573)	(7,462)
Minority interest	(89)	35
Cumulative effect of change in accounting principle	—	(29,861)
Net loss	$(14,662)	$(37,288)
Loss per share – (basic & diluted):
Net loss	$(0.48)	$(1.19)
Weighted average number of shares outstanding – basis & diluted	30,455,000	31,243,000

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the year ended December 31, 2003:  $1.0 million amortization expense on purchased intangible assets, $55,000 reduction of interest income for cash consideration paid less interest expense reduction pertaining to RGII debt and $66,000 adjustment to taxes to record income taxes for RGII as if it was a C-Corporation and record income tax effect of pro forma adjustments.

On January 31, 2003, the Company acquired the IT Solutions operations of Global Business Technology Solutions (“GBTS”), from Alea (Bermuda) Limited, a member of the Alea Group of companies and Westfield Services, Inc., a subsidiary of Westfield Financial Corporation for $400,000 in order to augment the Company’s outsourcing solution to include India.  The outsourcing facility and its IT professionals are located in Chenni (Madras), India.  This transaction was accounted for as a purchase and the entire purchase price was allocated to goodwill.  Pro forma information has not been presented as the amounts are not material.

On February 27,1998, the Company acquired all of the common stock of Princeton Softech, Inc. (“Princeton”) in exchange for 954,213 shares of Computer Horizons stock.  Princeton specializes in relational  databases, data synchronization, intelligent data migration and data management tools, and is based in Princeton, New Jersey.  This transaction was accounted for as an immaterial pooling of interests and the results of Princeton have been included since January 1, 1998.  On March 25, 2002 the Company sold Princeton to Apax Partners, Inc. and LLR Partners (see Note 17).

NOTE 16 - NET ASSETS HELD FOR SALE

The Company decided in 2000 to offer three of its subsidiaries (Princeton Softech “Princeton”, including the SELECT Software Tools division “Select”, CHC International Limited “Spargo”, and eB Networks “EBN”) for sale or disposition and accordingly classified these entities as “assets held for sale.”

During 2001, two of the subsidiaries and Select were sold (See Note 17).  During 2002, the last remaining asset held for sale, Princeton, was sold (See Note 17).  During the years ended December 31, 2002 and 2001 these respective entities generated net losses of $1.3 million and $4.4 million, respectively.  At December 31, 2001, the assets and liabilities of the remaining subsidiary Princeton, were classified in the consolidated balance sheet as net assets held for sale and were included in the Solutions segment (see Note 8).  Such net assets consisted of the following:

December 31, 2001 (in thousands) Princeton

Current assets	$19,607
Property and equipment	1,370
Other assets	1,139

Total assets	22,116
Total liabilities	(11,735)

Total net assets held for sale	$10,381

For the year ended December 31, 2002, Princeton’s revenue was $2.9 million and its loss, net of taxes, was $1.3 million.

NOTE 17 - SALE OF SUBSIDIARIES

On February 14, 2003, the Company sold the business and net assets of Computer Horizons e-Solutions (Europe) Limited, (“Solutions UK”) to Systems Associates Limited for 92,822 British Pounds Sterling (approximately US$ 145,500).  The loss from the transaction was $272,000.

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

On September 10, 2001, the Company sold the assets of EBN to Inrange Technologies, a storage networking company, for cash of $5.4 million, including amounts held in escrow of $540,000.  The loss from the transaction was initially estimated as $3.2 million, which included the final write-down of related goodwill of $2.1 million.  A purchase price adjustment was recorded in the fourth quarter of 2002 resulting in an increase to the loss of $144,000.  The results of operations are included in the consolidated financial statements through September 10, 2001 within the Solutions group.

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

On January 31, 2001, the Company sold the stock of CHC International Limited, (“Spargo”), to an information technology consultancy services provider for cash of $3.2 million.  The gain from the transaction was initially estimated as $438,000.  A purchase price adjustment of $2.7 million was recorded, in the fourth quarter of 2002, to increase the gain after the final resolution of outstanding accounts receivables and the termination of leases.  The results of operations for January 2001 were not material to the consolidated financial statements.

NOTE 18 – SPECIAL ITEMS

During the year ended December 31, 2003, the Company incurred special charges of $10.1 million consisting of a severance package for the Company’s former CEO and expenses related to the unilateral acquisition proposal and activities of Aquent LLC.  The separation package of the Company’s former CEO, included a $3.5 million severance payment and $200,000 in continued medical coverage.  In addition, $6.4 million of the special charges pertained to the unilateral acquisition proposal and activities of Aquent LLC.  This expense is primarily attributable to approximately $3.4 million of legal fees, $1.8 million in financial advisor fees and $1.2 million of proxy solicitation and other fees.  As management considers these special items to be infrequent, yet material in nature, the Company has reported the expenses on a separate line for full disclosure purposes, however, the amounts are reported within operating income.  The Company also incurred a restructuring expense of $3.3 million for the year ended December 31, 2003 relating primarily to the closing of facilities in Canada and the United Kingdom.  In addition, the Company voluntarily terminated a sub-contract with ATEB, a privately held company, for financial reasons and recorded a write-off of approximately $3.1 million due to the uncertainty of the realization of the receivable.  ATEB was the primary contractor to develop a new pharmacy system for Royal Ahold.  The Company is continuing recovery efforts for this receivable.

NOTE 19 – RESCISSION OFFER

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

NOTE 20 – AQUENT/LEGAL MATTERS

On April 29, 2003, the Company filed an action in the United States District Court for the District of New Jersey against Aquent LLC, seeking (i) to enjoin Aquent from disseminating false and misleading proxy materials and press releases in support of its two nominees for director positions in connection with the Company’s May 14, 2003 Annual Meeting; (ii) to invalidate any proxies secured by Aquent through the use of unlawful proxy solicitation materials; and (iii) to require Aquent to disseminate corrective disclosure that not only amended the false and misleading proxy materials but also advised CHC shareholders how Aquent’s solicitations had violated the securities laws.

On May 27, 2003, the Company brought an action in the Supreme Court of the State of New York, New York County, seeking an order invalidating votes for directors Karl Meyer and Robert Trevisani cast at the Annual Meeting by stockholders of record who sold their shares between the record date and the date of the Annual Meeting.

Each of the legal proceedings described above were settled and dismissed as a result of a settlement agreement between the Company and Aquent LLC entered into on December 12, 2003.  As part of the settlement, the Company agreed to modify its June 30, 2003 by-law amendment regarding special meeting procedures by, among other things, reducing from 75 to 50 minimum number of days between the time a 10 percent or more shareholder requests a special meeting of shareholders and the date of that meeting.  In addition, Aquent entered into a standstill agreement pursuant to which, for a period of one year, it agreed not to request a special meeting of Computer Horizons’ shareholders for any purpose, or nominate anyone to serve as a member of CHC’s Board of Directors, or engage in any proxy solicitation of Computer Horizons’ shareholders.

The Company is involved in various and routine litigation matters, which arise through the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosures

There have been no disagreements with the Company’s independent accountants involving accounting and financial disclosure matters.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter of 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)    The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption “Election of Directors” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission on or before April 7, 2004 (the “2004 Proxy Statement”).

(b)    The information called for by Item 10 with respect to executive officers of the Company is included in Part I herein under the caption “Executive Officers of the Company.”

(c)    The information called for by Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1939 is incorporated herein by reference to the material under the caption “Compliance with Section 16(a) of the Exchange Act” in the 2004 Proxy Statement.

Code of Ethics

Our executive officers are subject to a code of ethics that complies with standards mandated by the Sarbanes-Oxley Act of 2002.  The complete code of ethics is available on our website at www.computerhorizons.com.  At any time it is not available on our website, we will provide a copy upon written request made to our Investor Relations Department, at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey 07046-1495.  Information on our website is not part of this Annual Report.  If we amend or grant any waiver from a provision of our code of ethics that applies to our executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.computerhorizons.com or by filing a Current Report on Form 8-K.

Item 11.  Executive Compensation

The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption “Executive Compensation” in the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 with respect to security ownership of certain beneficial owners and management and the equity compensation plan information is incorporated herein by reference to the material under the caption “Certain Holders of Voting Securities” in the 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

In December 2003, John Cassese, the former CEO of Computer Horizons Corp., received a lump-sum payment of $1.3 million, net of taxes from his deferred compensation plan account in accordance with his severance agreement.  The Company redeemed insurance policies to fund this payment and received approximately $2.5 million for the surrender values of the split dollar policies.  The Company recorded a realized loss of approximately $432,000 on investments for these insurance policies, which had an original cost of approximately $2.9 million.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 with respect to Principal Accountant Fees and Services is incorporated herein by reference to the material under the caption “Audit Fees” in the 2004 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules

1.  Consolidated financial statements

•  Report of independent certified public accountants on the consolidated financial statements

•  Consolidated balance sheets as of December 3l, 2003 and 2002

•  Consolidated statements of operations for each of the three years in the period ended December 31, 2003

•  Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2003

•  Consolidated statements of cash flows for each of the three years in the period ended December 31, 2003

•  Notes to consolidated financial statements

2.  Schedule II - Valuation and qualifying accounts for the years ended December 31, 2003, 2002 and 2001.

	Column B	Column C	Column D		Column E
Column A	Balance at beginning of period	Charged to cost and expenses	Deductions - describe		Balance at end of period
Description

Year ended December 31, 2003
Allowance for doubtful accounts	$7,696,000	4,644,000	6,908,000	(1)	$5,432,000
Deferred tax asset valuation	$10,289,000	1,092,000	—		$11,381,000
2003 Restructure Reserve	$—	3,278,000	2,203,000	(2)	$1,075,000
2002 Restructure Reserve	$2,483,000	—	1,324,000	(2)	$1,159,000
2000 Restructure Reserve	$295,000	—	217,000		$78,000
1999 Restructure Reserve	$488,000	—	180,000		$308,000

Year ended December 31, 2002
Allowance for doubtful accounts	$7,542,000	4,996,000	4,842,000	(1)	$7,696,000
Deferred tax asset valuation	$3,340,000	6,949,000	—		$10,289,000
2002 Restructure Reserve	$—	2,847,000	364,000	(2)	$2,483,000
2000 Restructure Reserve	$1,464,000	—	1,169,000		$295,000
1999 Restructure Reserve	$626,000	—	138,000		$488,000

Year ended December 31, 2001
Allowance for doubtful accounts	$2,702,000	3,397,000	(1,443,000	)(1)	$7,542,000
Deferred tax asset valuation	$2,727,000	613,000	—		$3,340,000
2000 Restructure Reserve	$2,620,000	410,000	(1,566,000)		$1,464,000
1999 Restructure Reserve	$385,000	638,000	397,000		$626,000

Notes

(1)           Uncollectible accounts written off, net of recoveries.

(2)           Includes charge for office closings

Report of Independent Certified Public Accounts on Schedule II

Board of Directors and Shareholders

Computer Horizons Corp.

In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated February 17 2004 (except for the second paragraph of Note 4, as to which the date is March 9, 2004), which is included in the 2003 Annual Report on Form 10-K, we have also audited Schedule II for each of the three years ended December 31, 2003.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
Grant Thornton LLP

Edison, New Jersey
February 17, 2004

Report of independent certified public accountants on the financial statements schedule.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.  List of Exhibits

Exhibit	Description	Incorporated by Reference to

2.1	Stock purchase agreement dated as of July 8, 2003 between the Company, RGII and Kathryn B. Freeland.	Exhibit 2.1 to Form 8-K dated July 8, 2003.

3(a-1)	Certificate of Incorporation as amended through 1971.	Exhibit 3(a) to Registration Statement on Form S-1 (File No. 2-42259)

3(a-2)	Certificate of Amendment dated May 16, 1983 to Certificate of Incorporation.	Exhibit 3(a-2) to Form 10K for the fiscal year ended February 28, 1983.

3(a-3)	Certificate of Amendment dated June 15, 1988 to Certificate of Incorporation.	Exhibit 3(a-3) to Form 10K for the fiscal year ended December 31, 1988.

3(a-4)	Certificate of Amendment dated July 6, 1989 to Certificate of Incorporation.	Exhibit 3(a-4) to Form 10K for the fiscal year ended December 31, 1994.

3(a-5)	Certificate of Amendment dated February 14, 1990 to Certificate of Incorporation.	Exhibit 3(a-5) to Form 10K for the fiscal year ended December 31, 1989.

3(a-6)	Certificate of Amendment dated May 1, 1991 to Certificate of Incorporation.	Exhibit 3(a-6) to Form 10K for the fiscal year ended December 31, 1994.

3(a-7)	Certificate of Amendment dated July 12, 1994 to Certificate of Incorporation.	Exhibit 3(a-7) to Form 10K for the fiscal year ended December 31, 1994.

3.2	Bylaws, as amended and presently in effect.	Filed herewith

4(a)	Rights Agreement dated as of July 6, 1989 between the Company and Chemical Bank, as Rights Agent (“Rights Agreement”) which includes the form of Rights Certificate as Exhibit B.	Exhibit 1 to Registration Statement on Form 8-A dated July 7, 1989.

4(b)	Amendment No. 1 dated as of February 13, 1990 to Rights Agreement.	Exhibit 1 to Amendment No. 1 on Form 8 dated February 13, 1990 to Registration Statement on Form 8-A.

4(c)	Amendment No. 2 dated as of August 10, 1994 to Rights Agreement.	Exhibit 4(c) to Form 10K for the fiscal year ended December 31, 1994.

4(d)	Employee’s Savings Plan and Amendment Number One.	Exhibit 4.4 to Registration Statement on Form S-8 dated December 5, 1995.

4(e)	Employee’s Savings Plan Trust Agreement as Amended and Restated Effective January 1, 1996.	Exhibit 4.5 to Registration Statement on Form S-3 dated December 5, 1995.

4(f)	Amendment No. 3 dated as of July 13, 1999 to Rights Agreement.	Exhibit 4.1 to Form 8-K dated July 13, 1999.

10(a)	Employment Agreement dated as of February 16, 1990 between the Company and John J. Cassese.	Exhibit 10(a) to Form 10K for the year ended December 31, 1989.

10(b)	Employment Agreement dated as of January 1, 1997 between the Company and William J. Murphy.	Exhibit 10(g) to Form S-3 dated August 14, 1997.

10(c)	Employment Agreement dated as of March 6, 1997 between the Company and Michael J. Shea.	Exhibit 10(c) to Form 10K for the year ended December 31, 1996.

10(d)	1991 Directors’ Stock Option Plan, as amended.	Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.

10(e)	1994 Incentive Stock Option and Appreciation Plan.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1994.

10(f)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998.	Exhibit 10(h) to Form S-3 dated August 14, 1997.

10(g)	$10,000,000 Discretionary Line of Credit from PNC Bank dated as of June 5, 1998.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1996.

10(h)	1999 Employee Stock Purchase Plan.	Exhibit 99.1 to Form S8 dated March 17, 1999.

10 (i)	Amendment to the employment agreement dated as of March 24, 2000 between the Company and William J. Murphy.	Exhibit 10(i) to Form 10K for the fiscal year ended December 31, 1999.

10 (j)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998, as amended on March 15, 2000 (increased to $30,000,000).	Exhibit 10(j) to Form 10K for the fiscal year ended December 31, 1999.

10 (k)	$20,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of March 20, 2001.	Exhibit 10(k) to Form 10K for the fiscal year ended December 31, 2000.

10 (l)	$40,000,000 Asset-Based Lending Agreement payable to CIT dated as of July 31, 2001.	Exhibit 10(l) to Form 10K for the fiscal year ended December 31, 2001

10(n)	Amendment to the $40,000,000 Asset-Based Lending Agreement payable to CIT dated as of February 14, 2003.	Exhibit 10 (n) to Form 10-K for the fiscal year ended December 31, 2002.

10(o)	Non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10 (o) to Form 10-K for the fiscal year ended December 31, 2003.

10 (p)	Non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10 (p) to Form 10-K for the fiscal year ended December 31, 2003.

10(q)	First Amendment to the non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10 (q) to Form 10-K for the fiscal year ended December 31, 2003.

10(r)	First Amendment to the non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10 (r) to Form 10-K for the fiscal year ended December 31, 2003.

10(s)	Summary of Executive Compensation Exchange Program with John J. Cassese.	Exhibit 10 (s) to Form 10-K for the fiscal year ended December 31, 2003.

10(t)	Severance Agreement dated as of April 28, 2003 between the Company and John J. Cassese.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(u)	Amendment to the Employment Agreement dated as of March 31, 2003 between the Company and William J. Murphy.	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(v)	Amendment to the Employment Agreement dated as of April 3, 2003 between the Company and Michael J. Shea.	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(w)	Employment agreement dated as of July 8, 2003 between RGII and Kathryn B. Freeland.	Exhibit 10.1 to Form 8-K dated July 8, 2003.

10(x)	Employment agreement dated as of August 19, 2003 between the Company and Kristin R. Evins.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2003.

21	List of Subsidiaries.	Filed Herewith

23	Consent of Grant Thornton LLP, Independent Public Accountants.	Filed Herewith

31.1	CEO Certification required by Rule 13a- 14(a)/ 15d – 14 (a) under the Securities Exchange Act of 1934.	Filed Herewith

31.2	CEO Certification required by Rule 13a- 14(a)/ 15d – 14 (a) under the Securities Exchange Act of 1934.	Filed Herewith

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

4.  Reports on form 8-K during the fourth quarter of fiscal 2003.

A report on Form 8-K was filed on December 15, 2003 reporting the appointment of Eric P. Edelstein to the Computer Horizons Corp.’s Board of Directors and to report a mutual resolution of all pending litigation between the Company and Aquent LLC.

A report on Form 8-K was filed on October 29, 2003 to update information reported in Computer Horizons Corp. conference call that was not included in the initial press release.

A report on Form 8-K was filed on October 1, 2003 reporting the issuance of a press release reporting the financial results of Computer Horizons Corp. for its third fiscal quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.

Date: March 15, 2004	By: /s/ William J. Murphy
William J. Murphy, President, CEO
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMPUTER HORIZONS CORP.

Date:	March 15, 2004	By: /s/ William J. Murphy
William J. Murphy, President, CEO (Principal Executive Officer) and Director

Date:	March 15, 2004	By: /s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

Date:	March 15, 2004	By: /s/ Kristin Evins
Kristin Evins, Controller (Principal Accounting Officer)

Date:	March 15, 2004	By: /s/ Earl Mason
Earl Mason, Chairman of the Board and Director

Date:	March 15, 2004	By: /s/ William M. Duncan
William M. Duncan, Director

Date:	March 15, 2004	By: /s/ Eric P. Edelstein
Eric P. Edelstein, Director

Date:	March 15, 2004	By: /s/ William J. Marino
William J. Marino, Director

Date:	March 15, 2004	By: /s/ Karl L. Meyer
Karl L. Meyer, Director

Date:	March 15, 2004	By: /s/ Robert A. Trevisani
Robert A. Trevisani, Director