Form 10-K/A
period 2003-12-31
COMPUTER HORIZONS CORP
filed 2004-03-23
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to our Form 10-K for the year ended December 31, 2003 is being filed to reflect certain changes in Exhibits 31.1 and 31.2. This Amendment No. 1 amends and restates only Exhibits 31.1 and 31.2 of the previously filed Form 10-K.