Form 10-Q
period 2004-03-31
COMPUTER HORIZONS CORP
filed 2004-05-10
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-7282

COMPUTER HORIZONS CORP.

(Exact name of registrant as specified in its charter)

New York	13-2638902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	☐
Yes	No

As of May 7, 2004 the issuer had 30,678,549 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,757	$52,610
Accounts receivable, net of allowance for doubtful accounts of $5,671 and $5,432 at March 31, 2004 and December 31, 2003, respectively	50,882	48,295
Deferred income taxes	4,137	4,514
Other	3,637	4,759
TOTAL CURRENT ASSETS	108,413	110,178

PROPERTY AND EQUIPMENT	42,769	42,252
Less accumulated depreciation	(34,265)	(32,929)
	8,504	9,323

OTHER ASSETS - NET:
Goodwill	34,218	34,218
Intangibles	2,200	2,408
Deferred income taxes	13,977	13,624
Other	9,666	9,386
TOTAL OTHER ASSETS	60,061	59,636

TOTAL ASSETS	$176,978	$179,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,848	$8,287
Accrued payroll, payroll taxes and benefits	4,441	4,436
Restructuring reserve	2,152	2,620
Income taxes payable	570	1,243
Tax benefit reserve	—	19,600
Other accrued expenses	5,535	7,572
TOTAL CURRENT LIABILITIES	21,546	43,758

OTHER LIABILITIES	5,008	4,635

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at March 31, 2004 and December 31, 2003 respectively	3,315	3,315
Additional paid-in capital	152,808	133,046
Accumulated comprehensive loss	(5,167)	(4,589)
Retained earnings	13,303	13,307
	164,259	145,079
Less shares held in treasury, at cost; 2,408,662 shares and 2,537,692 shares at March 31, 2004 and December 31, 2003, respectively	(13,835)	(14,335)
TOTAL SHAREHOLDERS’ EQUITY	150,424	130,744

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$176,978	$179,137

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED
	March 31, 2004		March 31, 2003
		% of revenue		% of revenue
REVENUES:
IT Services	$29,804	49.9%	$36,183	60.1%
Solutions Group	24,549	41.1%	19,601	32.5%
Chimes	5,353	9.0%	4,469	7.4%

	59,706	100.0%	60,253	100.0%

COSTS AND EXPENSES:
Direct costs	39,941	66.9%	42,773	71.0%
Selling, general and administrative	19,587	32.8%	18,926	31.4%
Amortization of intangibles	208	0.3%	—	0.0%
Restructuring charges	—	0.0%	249	0.4%

	59,736	100.1%	61,948	102.8%

LOSS FROM OPERATIONS	(30)	-0.1%	(1,695)	-2.8%

OTHER INCOME / (EXPENSE):
Loss on sale of assets	—	0.0%	(273)	-0.5%
Interest income	93	0.2%	174	0.3%
Interest expense	(10)	0.0%	(6)	0.0%

	83	0.1%	(105)	-0.2%

INCOME/(LOSS) BEFORE INCOME TAXES (BENEFIT)/EXPENSE:	53	0.1%	(1,800)	-3.0%

INCOME TAXES/(BENEFIT)
Current	24	0.0%	—	0.0%
Deferred	24	0.0%	(540)	-0.9%
	48	0.0%	(540)	-0.9%

INCOME/(LOSS) BEFORE MINORITY INTEREST	5	0.0%	(1,260)	-2.1%

Minority Interest	(9)	0.0%	(19)	0.0%

NET LOSS	$(4)	0.0%	$(1,279)	-2.1%

LOSS PER SHARE (BASIC & DILUTED):

Net Loss	$0.00		$0.04

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
Basic & Diluted	30,676,000		30,369,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4)	$(1,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	24	(540)
Depreciation	1,316	1,299
Amortization of intangibles	208	—
Provision for bad debts	390	385
Loss on sale of assets	—	273

Change in assets and liabilities, net of acquisitions:
Accounts receivable	(2,977)	(629)
Other current assets	1,122	1,071
Other assets	(280)	(2,842)
Refundable income taxes	—	19,051
Accrued payroll, payroll taxes and benefits	5	(225)
Accounts payable	561	(2,963)
Income taxes payable	(673)	624
Other accrued expenses	(2,177)	(1,255)
Other liabilities	373	(409)

NET CASH PROVIDED/ (USED) BY OPERATING ACTIVITIES	(2,112)	12,561

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(497)	(820)
Proceeds received from the sale of assets	—	149
Changes in goodwill	—	(387)
NET CASH (USED) IN INVESTING ACTIVITIES	(497)	(1,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	262	11
Purchase of treasury shares	—	(875)
Stock issued on employee stock purchase plan	146	—
NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES	408	(864)

Foreign currency losses	(652)	(14)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(2,853)	10,625

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,610	59,769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,757	$70,394

Non Cash Activities:

During the first quarter of 2004, the Company recorded a reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended March 31, 2004 and March 31, 2003

(unaudited)

1.              Basis of Presentation

The consolidated balance sheets as of March 31, 2004, the consolidated statements of operations for the three months ended March 31, 2004 and March 31, 2003, respectively, and the statement of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Company.  The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the respective full years.

2.              Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for the Company’s fiscal period ending March 31, 2004, for VIEs created prior to February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003.  A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004.  During the quarter ended March 31, 2004 the Company adopted the provisions of FIN 46R.  Adoption of FIN46R did not have a material effect on the Company’s financial statements.

3.              Accounting for Stock Based Compensation

In December 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 148, “Accounting for Stock-Based Compensation – Translation and Disclosure.”  This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of the Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results. The Company adopted disclosure provisions as of December 31, 2002.

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

		March 31, 2004	March 31, 2003
		(in thousands, except per share data)

Net loss	As reported	$(4)	$(1,279)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(724)	(828)

	Pro forma	$(728)	$(2,107)

Earnings per share
Basic and diluted	As reported	$0.00	$(0.04)
	Pro forma	(0.02)	(0.07)

4.               Restricted Cash

Included in cash and cash equivalents at March 31, 2004 and December 31, 2003 is restricted cash of approximately $2.6 million and $2.2 million respectively.  Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client.

5.               Earnings Per Share

The computation of diluted earnings per share excludes all options since their inclusion would be anti-dilutive.  During the three months ended March 31, 2004, 3,802,000 options were excluded.  During the three months ended March 31, 2003, 2,902,602 options were excluded.

6.               Segment Information

The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations.  IT Services is primarily staffing augmentation.  The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing. Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies which, according to Forbes magazine, represents the biggest and most important companies, as measured by sales, profits, assets and market value. Income/(loss) before income taxes/ (benefit) consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charges, minority interest, and amortization of intangibles.  These exclusions total expense of $0.1 million and expense of $0.4 million at March 31, 2004 and 2003, respectively (see reconciliation of segment income/(loss) before income taxes/(benefit) to consolidated income/(loss) before income taxes/(benefit)).  Corporate services, consisting of general and administrative services are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

	Three Months Ended
(in 000’s)	March 31, 2004	March 31, 2003

Revenue:
IT Services	$29,804	$36,183
Solutions Group	24,549	19,601
Chimes	5,353	4,469
TOTAL	$59,706	$60,253

Gross Margin:
IT Services	$6,057	$7,170
Solutions Group	8,648	6,206
Chimes	5,061	4,104
TOTAL	$19,766	$17,480

Operating income / (loss):
IT Services	$2,041	$1,886
Solutions Group	2,901	3,355
Chimes	94	(1,567)
TOTAL	$5,036	$3,674

Corporate Allocation:
IT Services	$2,888	$3,075
Solutions Group	1,451	1,665
Chimes	519	380
TOTAL	$4,858	$5,120

Income/(loss) before income taxes/(benefit):
IT Services	$(847)	$(1,189)
Solutions Group	1,450	1,689
Chimes	(425)	(1,947)
TOTAL	$178	$(1,446)

Assets:
IT Services	$22,927	$33,884
Solutions Group	85,082	44,710
Chimes	15,118	11,733
Corporate and other	53,851	97,441
TOTAL	$176,978	$187,768

Reconciliation of Segment Income/(Loss) before Income Taxes/(Benefit) to Consolidated Income/(Loss) Before Income Taxes/(Benefit):

	Three Months Ended
	March 31, 2004	March 31, 2003
Total Segments Income/(Loss) before Income Taxes/(Benefit)	$178	$(1,446)

Adjustments:

Interest income, net	83	168

Gain/(loss) on sale of assets	—	(273)

Restructuring charges		(249)

Amortization of intangibles	(208)	—

Total Adjustments:	$(125)	$(354)
Consolidated income/(loss) before income taxes and minority interest	$53	$(1,800)

7.               Restructuring Charges

During the fourth quarter of 2003, the Company recorded a restructuring charge of approximately $329,000 relating to the closing of one office in the US and the related severance.  The Company decided to continue business in this area through virtual offices and therefore recorded the charge after the building was closed.  The lease obligation of $90,000 was calculated based on current rent commitments less a calculated sublease amount based on current market conditions.

	Remaining at December 31, 2003	Paid	Remaining at March 31, 2004
Lease Obligations:
United States	$90	$—	$90

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

	Remaining at December 31, 2003	Paid	Exchange rate Fluctuation	Remaining at March 31, 2004

Severance	47		1	48

Lease Obligation	150		5	155

General Office Closure	49	(7)	2	44

Total	246	(7)	8	247

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

	Remaining at December 31, 2003	Paid	Exchange rate Fluctuation	Remaining at March 31, 2004
Lease Obligations:
Canada	$739	$(131)	$(14)	$593

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

	Remaining at December 31, 2003	Paid	Remaining at March 31, 2004
Lease Obligations:
United States	$1,159	$(241)	$918

	Remaining December 31, 2002	Paid	Remaining at March 31, 2003
Lease Obligations:
United States	$2,483	$(355)	$2,128

At the end of 2003, the Company had $78,000 of five lease obligations remaining from the restructure expense recorded in 2001.  Of the five lease obligations, four remain and the balance as of March 31, 2004 was $41,000.

	Remaining at Dec. 31, 2003	Paid	Remaining at March 31, 2004

Lease Obligations:
United States	$78	$(37)	$41

	Remaining at December 31, 2002	Paid	Remaining at March 31, 2003

Lease Obligations:
United States	$294	$(77)	$217

At the end of 2003 the Company had $308,000 of one lease obligation remaining on the restructure expense recorded in 2000 with the lease terminating in 2005.  The balance remaining at March 31, 2004 was $262,000.

	Remaining at Dec. 31, 2003	Paid	Remaining at March 31, 2004
Lease Obligations:
United States	$308	$(46)	$262

	Remaining at December 31, 2002	Paid	Remaining at March 31, 2003
Lease Obligations:
United States	$488	$(44)	$444

8.               Comprehensive Income / (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three months ended March 31, 2004 and March 31, 2003 are as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003

Comprehensive Loss:

Net Loss	$(4)	$(1,279)
Other comprehensive income/(loss) – Foreign currency adjustment	(652)	(14)
Unrealized gain/(loss) on SERP investments	74	(210)
Comprehensive Loss	$(582)	$(1,503)

9.               Acquisitions

On September 12, 2003, the Company acquired, from Commerce One, the Xpress solution, a suite of software and services designed to rapidly facilitate product data synchronization between trading partners.  The purchase price of the software was $566,000, recorded as intangible assets, and is being amortized over a three year period.

On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. (“RGII”).  The Company purchased RGII because acquiring a platform company in the Federal government IT Services marketplace has been a long-term priority for the Company.  The purchase price of approximately $22.1 million included an up-front cash payment, acquisition expenses, working capital adjustment and the payoff of a note payable of $1.5 million.  In addition, the seller may be entitled to contingent payments based on RGII’s performance against profitability objectives over the next three years.  The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if performance objectives are met.  These financial performance objectives are based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three year period.  There are no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment will be reduced on a dollar-for-dollar basis for financial performance below EBIT targets, and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  The Company made a payment of $631,000 during the first quarter of 2004.  The Company also entered into employment agreements with the former shareholder and employees of RGII and has agreed to issue an aggregate of 600,000 options to purchase shares of Computer Horizons stock over a three year period.

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

10.         Sale of Subsidiary

On February 14, 2003, the Company sold the business and net assets of Computer Horizons e-Solutions (Europe) Limited, (“Solutions UK”) to Systems Associates Limited for 92,822 British Pounds Sterling (approximately US$ 145,500).  The loss from the transaction was $272,000.

11.         Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  As of March 31, 2004, the remaining authorization for repurchase is approximately 93,000 shares.

12.         Asset-Based Lending Facility

The Company has a $40 million line of credit facility with availability based primarily on eligible customer receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $17.5 million.  As of March 31, 2004, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balances, $18.5 million was available for borrowing as of March 31, 2004.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly. This charge was approximately $26,000 and $42,000 for the three-month periods ended March, 2004 and 2003, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  This line of credit includes convenants relating to the maintenance of cash balances and providing for limitations on recurring obligations and spending limits on capital expenditures.  One convenant pertains to minimum cash collections over a three month period.  The Company did not satisfy this convenant for the quarter ending March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004, along with an amendment to the loan agreement lowering the three month average minimum cash collections covenant to $10 million.  This facility is scheduled to expire in July 2004 and the Company intends to enter into a new asset-based lending facility prior to expiration.

13.         Tax Benefit Reserve

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

During 1998, the Company completed a business combination which, for financial statement purposes, was accounted for as a pooling-of-interests.  For income tax purposes, the transaction was treated as a taxable purchase that gave rise to future tax deductions.  Upon the sale of the acquired business in 2001, these deductions were recognized for tax purposes.  The tax benefit of $19.6 million relating to the part of these deductions that was carried back to prior years was included in refundable income taxes in 2002.  Since the tax structure of the transaction was subject to review by the tax authorities, the Company recorded a reserve for the tax benefits resulting from the carryback and did not record deferred tax assets for the tax benefits being carried forward. The Company intended that upon conclusion of review of the relevant tax returns by the authorities, it would record a deferred tax asset for the part of the tax benefits being carried forward and a tax benefit for the portion that was carried back, net of an appropriate valuation allowance. The tax benefit would be reflected as an increase in additional paid-in capital.  Any adjustments to the valuation allowance would be charged or credited to income.

At December 31, 2003, the Internal Revenue Service was examining the Company’s federal income tax returns for the years ended December 31, 2001 and 2000, along with its federal refund claims for the calendar years 1996 through 1999.  The additional refund amount received in January 2003 was shown as a liability until the audit was completed.  During the first quarter of 2004, the Internal Revenue Service and the Joint Committee on Taxation completed their examination of the Company’s federal income tax returns and federal refund claims, and accepted them without change.  Accordingly, the tax benefit was recorded as a decrease in the tax benefit reserve of $19.6 million, a decrease in other tax reserves of $0.3 million, and an increase in additional paid-in capital of $19.9 million.  There was no charge or credit to income.

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

15.         Aquent/Legal Matters

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

Each of the legal proceedings described above were settled and dismissed as a result of a settlement agreement between the Company and Aquent LLC entered into on December 12, 2003.  As part of the settlement, the Company agreed to modify its June 30, 2003 by-law agreement regarding special meeting procedures by, among other things, reducing from 75 to 50 minimum number of days between the time a 10 percent or more shareholder requests a special meeting of shareholders and the date of that meeting.  In addition, Aquent entered into a standstill agreement pursuant to which, for a period of one year, it agreed not to request a special meeting of Computer Horizons’ shareholders for any purpose, or nominate anyone to serve as a member of CHC’s Board of Directors, or engage in any proxy solicitation of Computer Horizons’ shareholders.

The Company is involved in various and routine litigation matters, which arise through the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

16.         Subsequent Events

On April 1, 2004, the Company's subsidiary, RGII Technologies, Inc., closed on its acquisition of Automated Information Management Inc. (AIM), a federal government IT Services company with 2003 revenues of approximately $18.5 million.  The all-cash transaction totaled approximately $15.7 million, including a working capital adjustment.  The acquisition of AIM is directly linked to the Company’s strategy of expanding its presence in the federal government IT market and pursuing bolt on expansions for its RGII subsidiary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2004 and March 31, 2003

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company’s Form 10K and the Financial Statements and notes included elsewhere in this Form 10Q.

Overview

Computer Horizons Corp., (“CHC” or the “Company”), is a strategic solutions and human capital management company with more than thirty-six years of experience, specifically in information technology.  The Company’s clients are primarily Global 2000 companies, serviced by over 20 offices in the United States, Canada, and India.

The Company recorded revenues for the quarter ending March 31, 2004 of $59.7 million, a one percent decline from the comparable period in 2003.  This decline is comprised of significant revenue growth in our Solutions business due to the July 2003 acquisition of RGII, partially offset by revenue reductions in our commercial (non-federal) solutions business.  Also contributing to the one percent revenue decline is reduced IT Services (staff augmentation) revenue due to a continued decrease in demand for temporary technology workers and the trend of companies to outsource technology jobs offshore.

The loss from operations in the first quarter of 2004 totaled $30,000, including $208,000 of amortization expense related to intangibles.  This compares to a loss from operations of approximately $1.7 million for the first quarter of 2003, which included restructuring charges of $249,000.

Management continues to focus on maintaining a strong balance sheet, with approximately $50 million in cash at March 31, 2004, along with $87 million in working capital and no debt outstanding.

On April 1, 2004, the Company's subsidiary, RGII Technologies, Inc., acquired Automated Information Management, Inc. (AIM), a federal government IT Services company for approximately $15.7 million in cash.  The acquisition of AIM is directly linked to our strategy of expanding our presence in the federal government IT market and pursuing bolt on expansions to our RGII subsidiary.

Although the first quarter of 2004 showed an approximate breakeven earnings per share, the level of business activity in the IT market remains uncertain.  This uncertainty significantly reduced revenues (specifically revenues in IT Services) from the comparable quarter in 2003.  The Company cannot predict when this uncertainty will subside or when the level of business activity in the IT market will improve.

Forward-looking statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended.  Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission (SEC).  Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements.  Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” estimates,” “anticipates,” or “plans” and similar expressions” are intended to identify forward-looking statements.  Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company’s services, the availability of qualified professional staff, and price and wage inflation.

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

The IT Services business consists of providing technology consultants to large organizations on a temporary hire basis. The consultant work is supervised and managed by the customer. For the quarter ended March 31,2004, this segment represented approximately 50% of total revenues. The IT Services business tends to be a lower risk, lower gross margin business with very competitive pricing.

The Solutions Group, tends to be a higher margin, higher risk business, due to the fact that the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with customers. Virtually all projects performed by the Solutions Group are IT related and consist of practices such as application development, outsourcing arrangements, government services, Health Insurance Portability and Accountability Act, or HIPAA, services, technology training and managed services.   For the quarter ended March 31, 2004, the Solutions Group (excluding Chimes) accounted for 41% of consolidated revenues.

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

Chimes, Inc. is a human capital management solution that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. During the quarter ended March 31, 2004, Chimes accounted for approximately 9.0% of total revenues.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill and the valuation of the deferred tax asset.

Revenue Recognition

Approximately 94% and 93% of consolidated revenue in the quarter ended March 31, 2004 and March 31, 2003, respectively, was derived from time-and-material contracts.

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

Evaluation of Bad Debt Reserve

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

Valuation of the Deferred Tax Asset

The Company records deferred tax assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases, and to operating loss carryforwards.  Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing the realizability of deferred tax assets, management considers the scheduled reversal periods of the deferred tax assets as well as projected future taxable income and tax planning strategies

RESULTS OF OPERATIONS

Revenues.  Revenues decreased to $59.7 million in the first quarter of 2004 from $60.3 million in the first quarter of 2003, a decrease of $0.6 million or 1.0%.

Solutions Group revenues increased to $24.5 million in the first quarter of 2004 from $19.6 million in the first quarter of 2003, an increase of $4.9 million or 25.2%. The year-over-year increase in Solutions Group revenues for the first quarter of 2004 is attributable to the Company’s federal government practice, (an increase of $9.6 million from the quarter ending March 31, 2003), partially offset by several domestic solutions projects ending, along with revenue declines attributable to projects with the City of New York, totaling approximately $4.7 million in comparison to the first quarter of 2003.

IT Services revenues decreased to $29.8 million in the first quarter of 2004 from $36.2 million in the first quarter of 2003, a decrease of $6.4 million or 17.6%.  For the first quarter of 2004, IT Services consultant average headcount decreased by approximately 16%, accounting for approximately $5.9 million of the revenue decrease.  The balance of the decrease in revenue (approximately $0.5 million) is attributable to a reduction in average bill rates.  The decrease in IT Services revenue for the first quarter 2004, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore and the impact of pricing decreases by customers.

Chimes revenue increased to $5.4 million in the first quarter of 2004 from $4.5 million in the first quarter of 2003, an increase of $900,000, or 19.8%.   This increase in Chimes revenue is due to an increase of approximately $ 0.6 million in revenue from new customers and $0.3 million from existing customers in this segment.

Direct Costs.  Direct costs decreased to $39.9 million in the first quarter of 2004  from $42.8 million in the first quarter of 2003.  Consolidated gross margin, revenues less direct costs, increased to 33.1% in the first quarter of 2004 from 29.0% in the same period of 2003. In the Company’s Solutions Group, gross profit totaled $8.6 million, or 35.2%,compared to $6.2 million, or 31.7%, for the first quarter of 2003.  This increase is primarily attributable to the RGII acquisition. IT Services gross margins for the first quarter of 2004 were 20.3%, which approximates the gross margin for the comparable period of 2003.  Chimes gross margins approximated 94.5% in the first quarter of 2004, compared to 91.8% in 2003, due to improved leveraging of direct costs.

The Company’s consolidated gross margin improvement is primarily attributable to the change in the revenue mix among the Company’s business segments.  Chimes and the Solutions Group are higher gross margin businesses than the Company’s IT Services segment.  For the quarter ended March 31, 2004, Chimes and Solutions Group revenue totaled approximately 50% of consolidated revenue, compared to approximately 40% of consolidated revenue for the comparable period in 2003.

Costs and Expenses.  Selling, general and administrative expenses increased to $19.6 million in the first quarter of 2004 from $18.9 million in the first quarter of 2003, an increase of $700,000 or 3.7%.  As a percentage of revenue, the Company’s SG&A expenses increased to 32.8% in the first quarter of 2004 from 31.4% in the comparable period of 2003.   This percentage increase in expenses is primarily attributable to the acquisition of RGII in July 2003.

Loss from Operations.  The Company’s loss from operations totaled $30,000 in the first quarter of 2004, including amortization expense totaling $208,000.  This represents an improvement from the $1.7 million loss in the first quarter of 2003 which includes restructuring charges of $249,000.

The composition of the operating profit for the quarter ending March 31, 2004, excluding amortization expense, of $178,000 included a loss of $847,000 in IT Services, income of $1.45 million in the Solutions Group and a loss of $425,000 in Chimes.

Other Income/(Expense).  Other income totaled $83,000 in the first quarter of 2004 compared to expenses of $105,000 in the same period of 2003.  This decrease in other income was primarily the result of the loss on sale of assets in 2003 of $273,000.

Provision for Income Taxes.  The effective tax rate for Federal, state and local income taxes was a tax expense of 90.6% for the first quarter of 2004 and a tax benefit of 30% for the first quarter of 2003.  The increase in the effective tax rate was primarily attributable to valuation allowances recorded for certain federal, state, and foreign net operating losses.

Net Loss.  Net loss for the first quarter of 2004 was $4,000, or $0 .00 earnings per basic and diluted share, compared to net loss of $1.3 million, or $0.04 loss per diluted share for the first quarter of 2003.  The effect of restructuring charges and the loss on sale of assets amounted to $0.01 loss per share, net of taxes, in the first quarter of 2003.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock.  At March 31, 2004, the Company had approximately $87 million in working capital, of which $50 million was cash and cash equivalents.  At March 31, 2004, the Company had a current ratio position of 5.0 to 1.

Net cash used by operating activities in the first three months of 2004 was $2.1 million, primarily attributable to an increase of accounts receivable of $3.0 million, a decrease in accrued expenses, partially offset by depreciation expense (non-cash), totaling $1.3 million, included in net loss.

Total accounts receivable increased $2.6 million to $50.9 million at March 31, 2004, from $48.3 million at December 31, 2003. Accounts receivable days sales outstanding (“DSO”) increased to 77 days at March 31, 2004, compared to 70 days at December 31, 2003. This increase in DSO’s is primarily attributable to the seasonal slowdown of payments from clients which has historically occurred in the first quarter of each year. DSO’s are expected to decrease during the remainder of 2004. All client receivable collectibility and billing issues identified by management have been adequately reserved. For the period ending March 31, 2004, there were no significant changes in credit terms, credit policies or collection efforts.

The decrease in accrued expenses from December 31, 2003 of approximately $2.2 million is attributable to payments made in the first quarter of 2004 against year-end accruals, including the RGII contingent payment of $631,000 and other legal and audit fees.

Net cash used in investing activities in the first three months of 2004 was $0.5 million, consisting primarily of capital expenditures.

Net cash provided in financing activities in the first three months of 2004 was $0.4 million primarily consisting of shares issued pursuant to the employee stock option and stock purchase plans.

The Company has a $40 million line of credit facility with availability based primarily on eligible customer receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $17.5 million.  As of March 31, 2004, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balances, $18.5 million was available for borrowing as of March 31, 2004.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly. This charge was approximately $26,000 and $42,000 for the three-month periods ended March, 2004 and 2003, respectively.  This line of credit includes convenants relating to the maintenance of cash balances and providing for limitations on recurring obligations and spending limits on capital expenditures.  One convenant pertains to minimum cash collections over a three month period.  The Company did not satisfy this convenant for the quarter ending March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004, along with an amendment to the loan agreement lowering the three month average minimum cash collections covenant to $ 10 million.  This facility is scheduled to expire in July 2004 and the Company to enter into a new asset-based lending facility prior to expiration.

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

During the first quarter of 2004, the Company recorded a non-cash reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million.

On April 1, 2004, the Company's subsidiary, RGII Technologies Inc. closed on its acquisition of Automated Information Management Inc (AIM), a federal government IT Services company with 2003 revenues of approximately $18.5 million.  The all-cash transaction totaled approximately $15.7 million, including a working capital adjustment.

The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next year.

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  Leases are short term in nature and non-capital.  The following table summarizes all commitments under contractual obligations as of March 31, 2004:

		Obligation Due
	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
	(in thousands)

Operating leases	$10,601	$3,611	$5,909	$1,081	$—
RGII Contingent Note	9,369		9,369
Deferred Compensation	2,237				2,237
Supplemental Retirement Plan	12,318				12,318
Other	885	885	—	—
Total Cash Obligations	$35,410	$4,496	$15,278	$1,081	$14,555

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for the Company’s fiscal period ending March 31, 2004, for VIEs created prior to February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003.  A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004.  During the quarter ended March 31, 2004 the Company adopted the provisions of FIN 46R.  Adoption of FIN46R did not have a material effect on the Company’s financial statements.

Item 4.             Control and Procedures

Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

b)           Report on Form 8-K

A report on Form 8-K was filed on March 24, 2004 reporting that the Internal Revenue Service and the Joint Committee of Taxation have completed their examination of the Company’s 2001 federal income tax return and federal refund claims, and have accepted them without change. Accordingly, the reserves, consisting primarily of the tax benefit reserve of $19.6 million, are no longer required.  The release of these reserves, shown as current liabilities at December 31, 2003, resulted in an increase in working capital for the first quarter of 2004, along with additional paid-in-capital.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	May 10, 2004	/s/ William J. Murphy
William J. Murphy, President, CEO
(Principal Executive Officer) and Director

DATE:	May 10, 2004	/s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

DATE:	May 10, 2004	/s/ Kristin Evins
Kristin Evins,
Controller
(Principal Accounting Officer)