Form 10-K/A
period 2003-12-31
COMPUTER HORIZONS CORP
filed 2004-06-15
CIK 23019

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A to our Annual report on Form 10-K for the year ended December 31, 2003 is being filed for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission and to reflect a reclassification in Note No. 1 of the Notes to Consolidated Financial Statements of certain amounts from Cash to Commercial Paper in 2003.  This Amendment speaks as of the original filing date of our Annual report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.  For the convenience of the reader, we have refiled our Annual report on Form 10-K in its entirety with the applicable changes.

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

Item 6.  Selected Financial Data

Consolidated Statement of Operations Data:

	December 31,
	2003	2002	2001	2000	1999
	(dollar amounts in thousands, except per share data)

Revenues	$245,210	$297,115	$400,784	$445,479	$534,594

Costs and expenses:
Direct costs	169,802	216,181	281,576	312,815	365,310
Selling, general and administrative	80,634	91,343	128,832	170,143	131,087
Amortization of intangibles	1,084	—	2,695	7,434	6,202
Restructuring charges	3,278	2,515	1,048	1,166	6,355
Write-down of assets held for sale	—	—	5,473	40,362	—
Special charges	10,113	—	—	—	—

Income / (loss) from operations	(19,701)	(12,924)	(18,840)	(86,441)	25,640

Other income / (expense):
Gain/(loss) on sale of assets	(424)	5,890	(3,197)	—	—
Net (loss) / gain on investments	(432)	(61)	90	—	—
Interest income	529	928	2,293	620	1,353
Interest expense	(51)	(174)	(1,944)	(1,825)	(1,355)

Income / (loss) before income taxes and cumulative effect of a change in accounting principle and minority interest	(20,079)	(6,341)	(21,598)	(87,646)	25,638

Income taxes / (benefit)	(5,220)	1,869	(7,148)	(29,819)	11,013

Income / (loss) before cumulative effect of change in accounting principle and minority interest	(14,859)	(8,210)	(14,450)	(57,827)	14,625
Minority interest	(89)	35	—	—	—
Cumulative effect of change in accounting principle	—	(29,861)	—	—	—

Net income / (loss)	$(14,948)	$(38,036)	$(14,450)	$(57,827)	$14,625

Earnings / (loss) per share:
Basic	$(0.49)	$(1.22)	$(0.45)	$(1.83)	$0.47

Diluted	$(0.49)	$(1.22)	$(0.45)	$(1.83)	$0.46

Weighted average number of shares outstanding:
Basic	30,455,000	31,243,000	31,911,000	31,656,000	30,940,000

Diluted	30,455,000	31,243,000	31,911,000	31,656,000	31,647,000

	December 31,
	2003	2002	2001	2000	1999
	(dollar amounts in thousands, except per share data)

Analysis (%)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	30.7	27.2	29.7	29.8	31.7
Selling, general and administrative	32.9	30.8	32.1	38.2	24.5
Amortization of intangibles	0.4	—	0.7	1.7	1.2
Restructuring charges	1.3	0.8	0.2	0.3	1.2
Write-down of assets held for sale	—	—	1.4	9.0	—
Special charges	4.1	—	—	—	—

Income / (loss) from operations	(8.0)	(4.4)	(4.7)	(19.4)	4.8
Gain / (loss) on sale of assets	(0.2)	2.0	(0.8)	—	—
Net (loss) / gain on investments	(0.2)	—	—	—	—
Interest income / (expense) – net	0.2	0.3	0.1	(0.3)	—

Income / (loss) before income taxes and cumulative effect of a change in accounting principle and minority interest	(8.2)	(2.1)	(5.4)	(19.7)	4.8
Income taxes / (benefit)	(2.1)	0.6	(1.8)	(6.7)	2.1

Income / (loss) before cumulative effect of change in accounting principle	(6.1)	(2.7)	(3.6)	(13.0)	2.7

Cumulative effect of change in accounting principle	—	(10.1)	—	—	—

Net income / (loss)	(6.1)	(12.8)	(3.6)	(13.0)	2.7

Revenue growth / (decline) YOY	(17.5)	(25.9)	(10.0)	(16.7)	3.8
Net income growth / (decline)YOY	60.7	(163.2)	75.0	(495.4)	(66.4)
Return on equity, average (1)	(10.8)	(22.7)	(7.3)	(24.6)	5.7
Effective tax rate	26.0	29.5	33.1	34.0	43.0

Consolidated Balance Sheet Data:
At year-end
Total assets	$179,137	$193,731	$237,721	$269,396	$347,994
Working capital	66,420	105,579	115,747	134,472	129,857
Long-term debt	—	—	—	—	4,100
Shareholders’ equity	130,744	145,855	189,855	207,924	262,652

Other Data:
Stock price	$3.92	$3.27	$3.21	$2.44	$16.19
P/E multiple	N/A	N/A	N/A	N/A	34

Employees	2,665	2,800	3,313	4,186	4,149
Clients (during year)	967	905	879	800	785
Offices (worldwide)	31	36	52	43	50

(1)           Return on equity, average is calculated by dividing Net Income / (loss) for the period by the average shareholders' equity for the same period.

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

On July 31, 2001, amended February 14, 2003, the Company entered into a secured asset-based lending facility that replaced its two unsecured discretionary lines of credit.  This asset-based lending facility is a three-year, $40 million facility with availability based primarily on eligible customer receivables.  The interest rate for the first ninety days from closing was Prime plus 0.5%, thereafter the rate was LIBOR plus 2.75% based on the unpaid principal.  The borrowing base less outstanding loans must equal or exceed $17.5 million.  At the time of closing there was a $170,000 commitment fee paid to the agent.  As of December 31, 2003, the Company had no outstanding loan balance against the facility.  Borrowings under this facility are collateralized by certain assets of the Company.  Based on the Company’s eligible customer receivables and cash balances, $16.0 million and $24.7 million was available for borrowing as of December 31, 2003 and December 31, 2002, respectively.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $109,000 and $143,000 for the year ended December 31, 2003 and 2002.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  One covenant pertains to minimum cash collections over a three-month period.  The Company did not satisfy this covenant for the period December 2003 through February 2004.  A waiver was received from the lending institution for the three month period ending February 29, 2004. This facility is scheduled to expire in July 2004 and the Company intends to enter into a new asset-based lending facility prior to expiration.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid instruments with an original maturity of three months or less at the time of purchase and consist of the following at December 31:

	2003	2002
	in thousands

Cash	$16,473	$21,208
Commercial paper	33,980	36,963
Restricted cash	2,157	1,598

	$52,610	$59,769

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

The following table summarizes the acquired intangible assets, the remaining components and the accumulated amortization as of December 31, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortized intangible assets:
Non-compete agreements	$250	$18	$232	7 yrs
RGII trademark	150	75	75	1 yr
RGII software	726	74	652	4.9 yrs
Customer contracts	1,800	854	946	2.4 yrs
Xpress software	566	63	503	3 yrs
Total	$3,492	$1,084	$2,408	3.3 yrs

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

At December 31, 2003 and 2002, the allowance for doubtful accounts includes $400,000 and $0 respectively, pertaining to unbilled receivables.  Included in unbilled accounts receivable at December 31, 2003 and 2002 are amounts not yet billable to customers of approximately $708,000 and $0, respectively.

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

As of December 31, 2003, the Company had no outstanding loan balance against this facility.  Borrowings under this facility are collateralized by certain assets of the Company.  Based on the Company’s eligible customer receivables and cash balances, $16.0 million, $24.7 million and $23.1 million was available for borrowing as of December 31, 2003, 2002 and 2001, respectively.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $109,000, $144,000 and $42,000 for the year ended December 31, 2003, 2002 and 2001, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  One covenant pertains to minimum cash collections over a three-month period.  The Company did not satisfy this covenant for the period December 2003 through February 2004.  A waiver was received from the lending institution for the three month period ending February 29, 2004.  This facility is scheduled to expire in July 2004 and the Company intends to enter into a new asset-based lending facility prior to expiration.

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

Other

In 2003, the Company entered into a separation package with the Company’s former CEO which contained a commitment for the Company to provide continued medical coverage until age 75, with payments totaling approximately $200,000.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules

1.  Consolidated financial statements

•  Report of independent registered public accounting firm on the consolidated financial statements

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

(2)           Includes charge for office closings

Report of Independent Registered Public Accounting Firm on Schedule II

Board of Directors and Shareholders

Computer Horizons Corp.

In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated February 17 2004 (except for the second paragraph of Note 4, as to which the date is March 9, 2004), which is included in the 2003 Annual Report on Form 10-K/A, we have also audited Schedule II for each of the three years ended December 31, 2003.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
Grant Thornton LLP

Edison, New Jersey
February 17, 2004

Report of independent registered public accounting firm on the financial statements schedule.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.  List of Exhibits

Exhibit	Description	Incorporated by Reference to

2.1	Stock purchase agreement dated as of July 8, 2003 between the Company, RGII and Kathryn B. Freeland.	Exhibit 2.1 to Form 8-K dated July 8, 2003.

3(a-1)	Certificate of Incorporation as amended through 1971.	Exhibit 3(a) to Registration Statement on Form S-1 (File No. 2-42259)

3(a-2)	Certificate of Amendment dated May 16, 1983 to Certificate of Incorporation.	Exhibit 3(a-2) to Form 10K for the fiscal year ended February 28, 1983.

3(a-3)	Certificate of Amendment dated June 15, 1988 to Certificate of Incorporation.	Exhibit 3(a-3) to Form 10K for the fiscal year ended December 31, 1988.

3(a-4)	Certificate of Amendment dated July 6, 1989 to Certificate of Incorporation.	Exhibit 3(a-4) to Form 10K for the fiscal year ended December 31, 1994.

3(a-5)	Certificate of Amendment dated February 14, 1990 to Certificate of Incorporation.	Exhibit 3(a-5) to Form 10K for the fiscal year ended December 31, 1989.

3(a-6)	Certificate of Amendment dated May 1, 1991 to Certificate of Incorporation.	Exhibit 3(a-6) to Form 10K for the fiscal year ended December 31, 1994.

3(a-7)	Certificate of Amendment dated July 12, 1994 to Certificate of Incorporation.	Exhibit 3(a-7) to Form 10K for the fiscal year ended December 31, 1994.

3.2	Bylaws, as amended and presently in effect.	Exhibit 3.2 to Form 10K for the fiscal year ended December 31, 2003.

4(a)	Rights Agreement dated as of July 6, 1989 between the Company and Chemical Bank, as Rights Agent (“Rights Agreement”) which includes the form of Rights Certificate as Exhibit B.	Exhibit 1 to Registration Statement on Form 8-A dated July 7, 1989.

4(b)	Amendment No. 1 dated as of February 13, 1990 to Rights Agreement.	Exhibit 1 to Amendment No. 1 on Form 8 dated February 13, 1990 to Registration Statement on Form 8-A.

4(c)	Amendment No. 2 dated as of August 10, 1994 to Rights Agreement.	Exhibit 4(c) to Form 10K for the fiscal year ended December 31, 1994.

4(d)	Employee’s Savings Plan and Amendment Number One.	Exhibit 4.4 to Registration Statement on Form S-8 dated December 5, 1995.

4(e)	Employee’s Savings Plan Trust Agreement as Amended and Restated Effective January 1, 1996.	Exhibit 4.5 to Registration Statement on Form S-3 dated December 5, 1995.

4(f)	Amendment No. 3 dated as of July 13, 1999 to Rights Agreement.	Exhibit 4.1 to Form 8-K dated July 13, 1999.

10(a)	Employment Agreement dated as of February 16, 1990 between the Company and John J. Cassese.	Exhibit 10(a) to Form 10K for the year ended December 31, 1989.

10(b)	Employment Agreement dated as of January 1, 1997 between the Company and William J. Murphy.	Exhibit 10(g) to Form S-3 dated August 14, 1997.

10(c)	Employment Agreement dated as of March 6, 1997 between the Company and Michael J. Shea.	Exhibit 10(c) to Form 10K for the year ended December 31, 1996.

10(d)	1991 Directors’ Stock Option Plan, as amended.	Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.

10(e)	1994 Incentive Stock Option and Appreciation Plan.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1994.

10(f)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998.	Exhibit 10(h) to Form S-3 dated August 14, 1997.

10(g)	$10,000,000 Discretionary Line of Credit from PNC Bank dated as of June 5, 1998.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1996.

10(h)	1999 Employee Stock Purchase Plan.	Exhibit 99.1 to Form S8 dated March 17, 1999.

10 (i)	Amendment to the employment agreement dated as of March 24, 2000 between the Company and William J. Murphy.	Exhibit 10(i) to Form 10K for the fiscal year ended December 31, 1999.

10 (j)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998, as amended on March 15, 2000 (increased to $30,000,000).	Exhibit 10(j) to Form 10K for the fiscal year ended December 31, 1999.

10 (k)	$20,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of March 20, 2001.	Exhibit 10(k) to Form 10K for the fiscal year ended December 31, 2000.

10 (l)	$40,000,000 Asset-Based Lending Agreement payable to CIT dated as of July 31, 2001.	Exhibit 10(l) to Form 10K for the fiscal year ended December 31, 2001

10(n)	Amendment to the $40,000,000 Asset-Based Lending Agreement payable to CIT dated as of February 14, 2003.	Exhibit 10 (n) to Form 10-K for the fiscal year ended December 31, 2002.

10(o)	Non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10 (o) to Form 10-K/A for the fiscal year ended December 31, 2003.

10 (p)	Non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10 (p) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(q)	First Amendment to the non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10 (q) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(r)	First Amendment to the non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10 (r) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(s)	Summary of Executive Compensation Exchange Program with John J. Cassese.	Exhibit 10 (s) to Form 10-K/A for the fiscal year ended December 31, 2002.

10(t)	Severance Agreement dated as of April 28, 2003 between the Company and John J. Cassese.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(u)	Amendment to the Employment Agreement dated as of March 31, 2003 between the Company and William J. Murphy.	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(v)	Amendment to the Employment Agreement dated as of April 3, 2003 between the Company and Michael J. Shea.	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(w)	Employment agreement dated as of July 8, 2003 between RGII and Kathryn B. Freeland.	Exhibit 10.1 to Form 8-K dated July 8, 2003.

10(x)	Employment agreement dated as of August 19, 2003 between the Company and Kristin R. Evins.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2003.

21	List of Subsidiaries.	Exhibit 21 to Form 10-K for the fiscal year ended December 31, 2003.

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	Filed Herewith

31.1	CEO Certification required by Rule 13a- 14(a)/ 15d – 14 (a) under the Securities Exchange Act of 1934.	Filed Herewith

31.2	CEO Certification required by Rule 13a- 14(a)/ 15d – 14 (a) under the Securities Exchange Act of 1934.	Filed Herewith

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

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

COMPUTER HORIZONS CORP.

Date: June 14, 2004	By: /s/ William J. Murphy
William J. Murphy, President, CEO
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMPUTER HORIZONS CORP.

Date:	June 14, 2004	By: /s/ William J. Murphy
William J. Murphy, President, CEO (Principal Executive Officer) and Director

Date:	June 14, 2004	By: /s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

Date:	June 14, 2004	By: /s/ Nicholas Orichio
Nicholas Orichio, Acting Controller

Date:	June 14, 2004	By: /s/ Earl Mason
Earl Mason, Chairman of the Board and Director

Date:	June 14, 2004	By: /s/ William M. Duncan
William M. Duncan, Director

Date:	June 14, 2004	By: /s/ Eric P. Edelstein
Eric P. Edelstein, Director

Date:	June 14, 2004	By: /s/ William J. Marino
William J. Marino, Director

Date:	June 14, 2004	By: /s/ L. White Matthews III
L. White Matthews III, Director

Date:	June 14, 2004	By: /s/ Edward J. Obuchowski
Edward J. Obuchowski, Director