Form 10-Q
period 2004-06-30
COMPUTER HORIZONS CORP
filed 2004-08-06
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

or

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

As of August 3, 2004 the issuer had 30,757,323 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,700	$52,610
Accounts receivable, net of allowance for doubtful accounts of $5,871 and $5,432 at June 30, 2004 and December 31, 2003, respectively	54,392	48,295
Deferred income taxes	4,141	4,514
Other	4,187	4,759
TOTAL CURRENT ASSETS	99,420	110,178

PROPERTY AND EQUIPMENT	42,149	42,252
Less accumulated depreciation	(34,447)	(32,929)
	7,702	9,323

OTHER ASSETS - NET:
Goodwill	45,461	34,218
Intangibles	4,220	2,408
Deferred income taxes	12,546	13,624
Other	9,768	9,386
TOTAL OTHER ASSETS	71,995	59,636

TOTAL ASSETS	$179,117	$179,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,024	$8,287
Accrued payroll, payroll taxes and benefits	3,878	4,436
Income taxes payable	346	1,243
Tax benefit reserve	—	19,600
Restructuring reserve	1,675	2,620
Other accrued expenses	6,853	7,572
TOTAL CURRENT LIABILITIES	22,776	43,758

OTHER LIABILITIES	5,147	4,635

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at June 30, 2004 and December 31, 2003 respectively	3,315	3,315
Additional paid-in capital	152,703	133,046
Accumulated comprehensive loss	(5,462)	(4,589)
Retained earnings	14,120	13,307
	164,676	145,079
Less shares held in treasury, at cost; 2,322,767 shares and 2,537,692 shares at June 30, 2004 and December 31, 2003, respectively	(13,482)	(14,335)
TOTAL SHAREHOLDERS’ EQUITY	151,194	130,744

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,117	$179,137

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
IT Services	$32,073	48.8%	$35,320	60.0%	$61,877	49.3%	$71,503	60.0%
Solutions Group	27,788	42.2%	18,691	31.8%	52,337	41.7%	38,292	32.2%
Chimes	5,929	9.0%	4,822	8.2%	11,282	9.0%	9,291	7.8%

	65,790	100.0%	58,833	100.0%	125,496	100.0%	119,086	100.0%

COSTS AND EXPENSES:
Direct costs	43,213	65.7%	41,511	70.6%	83,153	66.3%	84,284	70.8%
Selling, general and administrative	21,554	32.8%	20,716	35.2%	41,142	32.8%	39,642	33.3%
Amortization of intangibles	520	0.8%	—	0.0%	728	0.6%	—	0.0%
Restructuring charges	—	0.0%	1,949	3.3%	—	0.0%	2,198	1.8%
Special charges (credits)	(939)	-1.4%	7,978	13.6%	(939)	-0.7%	7,978	6.7%

	64,348	97.8%	72,154	122.7%	124,084	98.9%	134,102	112.5%

INCOME/(LOSS) FROM OPERATIONS	1,442	2.2%	(13,321)	-22.7%	1,412	1.1%	(15,016)	-12.5%

OTHER INCOME / (EXPENSE):
Gain/(loss) on sale of assets	—	0.0%	—	0.0%	—	0.0%	(273)	-0.2%
Interest income	47	0.1%	102	0.2%	140	0.1%	276	0.2%
Interest expense	(18)	0.0%	(12)	0.0%	(28)	0.0%	(18)	0.0%

	29	0.0%	90	0.2%	112	0.1%	(15)	0.0%

INCOME/(LOSS) BEFORE INCOME TAXES	1,471	2.2%	(13,231)	-22.5%	1,524	1.2%	(15,031)	-12.5%

INCOME TAXES / (BENEFIT):
Current	287	0.4%	—	0.0%	311	0.3%	—	0.0%
Deferred	412	0.6%	(3,719)	-6.3%	436	0.3%	(4,259)	-3.6%
	699	1.1%	(3,719)	-6.3%	747	0.6%	(4,259)	-3.6%

INCOME / (LOSS) BEFORE MINORITY INTEREST	772	1.1%	(9,512)	-16.2%	777	0.6%	(10,772)	-9.0%
Minority Interest	45	0.0%	(18)	0.0%	36	0.0%	(37)	0.0%

NET INCOME / (LOSS)	$817	1.1%	$(9,530)	-16.2%	$813	0.6%	$(10,809)	-9.0%

EARNINGS / (LOSS) PER SHARE (BASIC & DILUTED):

Basic	$0.03		$(0.31)		$0.03		$(0.36)

Diluted	$0.03		$(0.31)		$0.03		$(0.36)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
Basic	30,810,000		30,292,000		30,743,000		30,331,000

Diluted	31,215,000		30,292,000		31,324,000		30,331,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$813	$(10,809)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	436	(4,259)
Depreciation	2,591	2,575
Provision for bad debts	745	3,863
Loss/(Gain) on sale of assets	—	273
Amortization of intangibles	728	—
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(3,542)	4,677
Other current assets	590	1,631
Other assets	(382)	(3,130)
Refundable income taxes	—	19,051
Accrued payroll, payroll taxes and benefits	(1,305)	219
Accounts payable	1,337	(3,108)
Income taxes payable	(897)	706
Other accrued expenses	(1,975)	1,135
Other liabilities	766	(250)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(95)	12,574

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(844)	(979)
Acquisitions, net of cash acquired	(14,704)	—
Proceeds received from the sale of assets	—	149
Acquisition of assets	—	(387)
NET CASH (USED IN) INVESTING ACTIVITIES	(15,548)	(1,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	376	847
Purchase of treasury shares	—	(1,230)
Stock issued on employee stock purchase plan	280	193
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	656	(190)

Foreign currency gains/(losses)	(923)	121

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(15,910)	11,288

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,610	59,769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,700	$71,057

Supplemental Disclosures of Cash Flow Information:
Details of acquistion:
Assets acquired (including cash of $1,168)	$4,613
Liabilities assumed	(2,523)
Goodwill	11,242
Intangibles	2,540
Cash paid	15,872
Less: cash received in acquisition	1,168
Net cash paid	$14,704

Non Cash Activities:

During the first quarter of 2004, the Company recorded a reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million.

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods June 30, 2004 and June 30, 2003

(unaudited)

1.              Basis of Presentation

The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and June 30, 2003, respectively, and the statement of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Company.  The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the respective full years.

2.              Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for the Company’s fiscal period ending March 31, 2004, for VIEs created prior to February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003.  A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004.  During the quarter ended March 31, 2004, the Company adopted the provisions of FIN 46R. Adoption of FIN 46R did not have a material effect on the Company’s financial statements.

3.              Accounting for Stock Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as modified by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans.  The exercise price per share on all options granted may not be less than the fair value at the date of the option grant.  The Company expects to continue following the guidance under APB 25 for stock based compensation to employees.  Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of SFAS No. 123, the Company’s net income / (loss) and income / (loss) per share would have been decreased to the pro forma amounts indicated below:

		Three Months Ended		Six Months Ended
(in 000’s)		June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income / (loss)	As reported	$817	$(9,530)	$813	$(10,809)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(555)	(403)	(1,257)	(1,387)

	Pro forma	$262	$(9,933)	$(444)	$(12,196)
Earnings / (loss) per share
Basic	As reported	$0.03	$(0.31)	$0.03	$(0.36)
	Pro forma	0.01	(0.33)	(0.01)	(0.40)

Diluted	As reported	$0.03	$(0.31)	$0.03	$(0.36)
	Pro forma	0.01	(0.33)	(0.01)	(0.40)

4.              Restricted Cash

Included in cash and cash equivalents at June 30, 2004 and December 31, 2003 is restricted cash of approximately $ 315,000 and $2.2 million, respectively.  Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client.

5.              Earnings Per Share

Basic Earnings Per Share (“EPS”) is based on the weighted average number of common shares outstanding without consideration of common stock equivalents.  Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding, except the three-month period ended June 30, 2003 and the six-month period ended June 30, 2003, where the effect would have been antidilutive.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

In accordance with SFAS No. 128, the table below presents both basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator:
Net Income/(Loss) –in thousands	$817	$(9,530)	$813	$(10,809)
Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	30,810,000	30,292,000	30,743,000	30,331,000
Effect of stock options	405,000	—	581,000	—
Diluted earnings/(loss) per share:
Denominator for diluted earnings per share — adjusted weighted average shares outstanding and assumed conversions	31,215,000	30,292,000	31,324,000	30,331,000
Basic earnings/(loss) per share	$0.03	$(0.31)	$0.03	$(0.36)
Diluted earnings/(loss) per share	$0.03	$(0.31)	$0.03	$(0.36)

The computation of diluted earnings per share excludes options with exercise prices greater than the average market price.  As of June 30, 2004 there were 1,021,084 and 268,472 excluded options, respectively, for the second quarter and the first six months ended June 30, 2004, with exercise prices between $3.89 and $26.63 and $4.40 and $26.63 respectively, per share.

There were 257,739 and 264,913 excluded options, respectively for the second quarter and first six months ended June 30, 2003, outstanding at June 30, 2003 with exercise prices between $4.40 and $26.63 and $4.00 and $26.63 respectively, per share.

6.              Segment Information

The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations.  IT Services is primarily staff augmentation.  The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing to major corporations, along with federal, state and local governments.  Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies which, according to Forbes magazine, represents the biggest and most important companies, as measured by sales, profits, assets and market value.  Income/(loss) before income taxes/(benefits) consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charges, amortization of intangibles, special charges (credits) and the write-off of a terminated project.  These exclusions total income of $0.4 million and expense of $ 12.9 million for the second quarter of 2004 and 2003, respectively and income of $0.3 million and expense of $13.3 million for the first six months of June 30, 2004 and 2003, respectively (see reconciliation of segments income/(loss) before income taxes/ (benefit) to consolidated income/(loss) before income taxes/(benefit)).  Corporate services, consisting of general and administrative services are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

	(In thousands)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
IT Services	$32,073	$35,320	$61,877	$71,503
Solutions Group	27,788	18,691	52,337	38,292
Chimes	5,929	4,822	11,282	9,291
Total Revenues	65,790	58,833	125,496	119,086

Gross Profit:
IT Services	6,525	7,079	12,582	14,249
Solutions Group	10,491	5,793	19,139	11,999
Chimes	5,561	4,450	10,622	8,554
Total Gross Profit	22,577	17,322	42,343	34,802
%	34.3%	29.4%	33.7%	29.2%

Operating Income:
IT Services	1,963	2,289	4,004	4,175
Solutions Group	3,825	3,010	6,726	6,365
Chimes	728	(697)	822	(2,264)
Total Operating Income/ (Loss):	6,516	4,602	11,552	8,276
%	9.9%	7.8%	9.2%	6.9%

Corporate Allocation:
IT Services	3,392	2,961	6,280	6,036
Solutions Group	1,475	1,567	2,926	3,233
Chimes	626	404	1,145	783
Total Corporate Allocation	5,493	4,932	10,351	10,052
%	8.3%	8.4%	8.2%	8.4%

Total Income/ (loss) before Income Taxes (benefit):
IT Services	(1,429)	(672)	(2,276)	(1,861)
Solutions Group	2,350	1,443	3,800	3,133
Chimes	102	(1,101)	(323)	(3,048)
Total Income/ (loss) before Income Taxes (benefit)	$1,023	$(330)	$1,201	$(1,776)
%	1.6%	(0.6)%	1.0%	(1.5)%

Reconciliation of Segment Income / (Loss) before Income Taxes / (Benefit) to Consolidated Income / (Loss) Before Income Taxes/(Benefit):

	Three Months Ended		Six Months Ended
(000’s)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Total Segments Income/(Loss) before Income Taxes/(Benefit)	$1,023	$(330)	$1,201	$(1,776)
Adjustments:
Interest Income, net	29	90	112	258
Loss on sale of assets	—	—	—	(273)
Restructuring charges	——	(1,949)	—	(2,198)
Special (charges)/credits	939	(7,978)	939	(7,978)
Write-off of terminated project	—	(3,064)	—	(3,064)
Amortization of Intangibles	(520)	—	(728)	—
Total Adjustments:	$448	$(12,901)	$323	$(13,255)
Consolidated Income/(Loss) Before Income Taxes	$1,471	$(13,231)	$1,524	$(15,031)

7.              Restructuring Charges

 During the fourth quarter of 2003, the Company recorded a restructuring charge of approximately $329,000 relating to the closing of one office in the U.S. and the related severance.  The Company decided to continue business in this area through virtual offices and therefore recorded the charge after the building was closed.  The lease obligation of $90,000 was calculated based on current rent commitments less a calculated sublease amount based on current market conditions.

	Remaining at December 31, 2003	Paid	Remaining at June 30, 2004
Lease Obligations:
United States	$90	$(36)	$54

During the third quarter of 2003, the Company recorded a restructuring charge of approximately $787,000 relating to the closing of Chimes (UK) Ltd. and severance charges related to U.S. operations.  The Company decided to continue business in this geographic area through a third party and therefore recorded the charge after the building was closed.  The provision includes an accrual relating to the future costs associated with continuing rent on this property in the United Kingdom.  The closing of this office resulted in a severance charge of $305,000.

	Remaining at December 31, 2003	Paid	Exchange Rate Fluctuation	Remaining at June 30, 2004

Severance	$47	$—	$1	$48

Lease Obligations	$150	$(17)	$2	$135

General Office Closure	$49	$(7)	$1	$43

Total	$246	$(24)	$4	$226

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

	Remaining at December 31, 2003	Paid	Exchange Rate Fluctuation	Remaining at June 30, 2004
Lease Obligations:
Canada	$739	$(245)	$(25)	$469

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

	Remaining at December 31, 2003	Paid	Remaining at June 30, 2004
Lease Obligations:
United States	$1,159	$(463)	$696

	Remaining at December 31, 2002	Paid	Reversed	Remaining at June 30, 2003
Lease Obligations:
United States	$2,483	$(695)	$(25)	$1,763

At the end of 2003, the Company had $78,000 of five lease obligations remaining from the restructure expense recorded in 2001.  Of the five lease obligations, two remain and the balance as of June 30, 2004 was $14,000.

	Remaining at Dec. 31, 2003	Paid	Remaining at June 30, 2004

Lease Obligations:
United States	$78	$(64)	$14

	Remaining at Dec. 31, 2002	Paid	Remaining at June 30, 2003

Lease Obligations:
United States	$294	$(114)	$180

At the end of 2003, the Company had $308,000 of one lease obligation remaining on the restructure expense recorded in 2000, with the lease terminating in 2005.  The balance remaining at June 30, 2004 was $217,000.

	Remaining at Dec. 31, 2003	Paid	Remaining at June 30, 2004
Lease Obligations:
United States	$308	$(91)	$217

	Remaining at Dec. 31, 2002	Paid	Remaining at June 30, 2003
Lease Obligations:
United States	$488	$(89)	$399

8.              Comprehensive Income/(Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No.130”), requires that items defined as other comprehensive income/ (loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/ (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three and six months ended June 30, 2004 and June 30, 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Comprehensive Income/(Loss):

Net Income/(Loss)	$817	$(9,530)	$813	$(10,809)
Other comprehensive income/ (loss) – foreign currency adjustment	(271)	135	(923)	120
Unrealized gain /(loss) on SERP investments	(24)	943	50	733
Comprehensive Income/(Loss)	$522	$(8,452)	$(60)	$(9,956)

9.              Acquisitions

On April 1, 2004 the Company’s subsidiary RGII Technologies, Inc. acquired all of the common stock of privately held Automated Information Management, Inc. (“AIM”). The cash transaction is valued at approximately $13.8 million plus an adjustment to purchase price for excess working capital of approximately $2.0 million.

The Company purchased AIM to further its commitment to driving the growth potential that exists in the Federal government market and to expand RGII’s footprint, providing an entrance into certain government agencies, as well as strong relationships with large, prime contractors.

The Company completed a preliminary allocation of the purchase price to assets and liabilities acquired, utilizing outside valuation consultants to assist in the process.  The allocation of the purchase price to assets acquired and liabilities assumed (which is subject to adjustment) was as follows (in thousands):

Allocation of Purchase Price

Cash	$1,168

Accounts Receivable	3,300

Other Current Assets	18

Goodwill	11,242

Intangibles	2,540

Property and Equipment	127

Total Assets	18,395

Accounts Payable	400

Accrued Payroll	747

Other Accrued Expenses	361

Deferred Tax Liabilities	1,015

Total Liabilities	2,523

Net Assets	$15,872

Purchased intangibles totaling $2.5 million included unfunded backlog, funded backlog and non-compete agreements; approximately $11.2 million was recorded as goodwill.

The acquisition was structured as a purchase of common stock; and accordingly, goodwill will not be subject to amortization for tax purposes.

Pro Forma Results

Effective April 1, 2004 the results of AIM’s operations have been included in the consolidated financial statements of the Company.  The following unaudited pro forma financial information presents the combined results of operations of the Company and AIM as if the acquisition had occurred as of the beginning of the periods presented.  The revenues and results of operations included in the following pro forma unaudited consolidated condensed statement of operations is not considered necessarily indicative of the results of operations for the periods specified had the transaction actually been completed at the beginning of the period.

	Actual	Pro Forma
	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June 30
	2004	2003	2004	2003
Revenues:
IT Services	$32,073	$35,320	$61,877	$71,503
Solutions Group	27,788	23,158	56,775	47,018
Chimes	5,929	4,822	11,282	9,291
Total	65,790	63,300	129,934	127,812
Income/(loss) before minority interest	772	(9,568)	713	(10,632)
Minority interest	45	(18)	36	(37)
Net Income/(Loss)	$817	$(9,568)	$749	$(10,669)
Net Income/(loss) per share (basic & diluted)	$0.03	$(0.32)	$(0.02)	$(0.35)
Weighted average number of shares outstanding
Basic	30,810,000	30,292,000	30,743,000	30,331,000
Diluted	31,215,000	30,292,000	31,324,000	30,331,000

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the three months ended June 30, 2003: $313,000 amortization expense on purchased intangible assets, $43,500 reduction of interest income for cash consideration paid and $26,000 adjustment to record income taxes for AIM as if it was a C-Corporation and to record income tax effect of pro forma adjustments.

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the six months ended June 30, 2004: $313,000 amortization expense on purchased intangible assets, elimination of Acquisition related bonuses of $2.3 million, $43,500 reduction of interest income for cash consideration paid and $62,000 adjustment to record income tax benefit for AIM as if it was a C-Corporation and to record income tax effect of pro forma adjustments.

The unaudited pro forma financial information above reflects the following adjustments to the consolidated financial statements for the six months ended June 30, 2003: $625,000 amortization expense on purchased intangible assets, $87,000 reduction of interest income for cash consideration paid and $55,000 adjustment to record income taxes for AIM as if it was a C-Corporation and to record income tax effect of pro forma adjustments.

On September 12, 2003, the Company acquired, from Commerce One, the Xpress solution, a suite of software and services designed to rapidly facilitate product data synchronization between trading partners.  The purchase price of the software was $566,000, recorded as intangible assets, and is being amortized over a three-year period.

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

As a result of the integration of AIM into RGII, the Company and the seller of RGII are assessing the impact of RGII EBIT targets related to contingent payments.  Although not finalized for the entire earn-out period, the agreement could result in payments of a maximum of $667,000 for fiscal year 2004, and a maximum of $2.0 million (which includes the $667,000) over the three year period.

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

10.  Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows:

Reporting Units	Solutions	IT Services	Education	Chimes	Consolidated

Balance as of December 31, 2003	$34,218	$—	$—	$—	$34,218
Additions to Goodwill*	11,242	—	—	—	11,242
Balance as of June 30, 2004	$45,460	$—	$—	$—	$45,460

* reflects goodwill resulting from AIM acquisition.  See Note 9.

The reporting units are equal to, or one level below, reportable segments.  The company engaged outside valuation consultants to assist with the completion of a preliminary allocation of the purchase price to assets and liabilities acquired.

11.       Sale of Subsidiaries

On February 14, 2003, the Company sold the business and net assets of Computer Horizons e-Solutions (Europe) Limited, (“Solutions UK”) to Systems Associates Limited for 92,822 British Sterling Pounds (approximately US$ 145,500).  The loss from the transaction was $272,000.

12.       Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  As of June 30, 2004 the remaining authorization for repurchase is approximately 93,000 shares.

13.       Asset-Based Lending Facility

The Company has a $40 million line of credit facility with availability based primarily on eligible customer receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of June 30, 2004, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balances, $16.3 million was available for borrowing as of June 30, 2004.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $52,000 and $62,000 for the six month periods ended June 30, 2004 and 2003, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  At June 30, 2004, the Company is in compliance with the covenant.  The facility was scheduled to expire in July 2004; however, on July 14, 2004, the Company signed a one-year extension of the facility, which will remain in effect until July 2005.

14.       Tax Benefit Reserve

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

During 1998, the Company completed a business combination, which for financial statement purposes, was accounted for as a pooling-of-interests.  For income tax purposes, the transaction was treated as a taxable purchase that gave rise to future tax deductions.  Upon the sale of the acquired business in 2001, these deductions were recognized for tax purposes.  The tax benefit of $19.6 million relating to the part of these deductions that was carried back to prior years was included in refundable income taxes in 2002.  Since the tax structure of the transaction was subject to review by the tax authorities, the Company recorded a reserve for the tax benefits resulting from the carryback and did not record deferred tax assets for the tax benefits being carried forward. The Company intended that upon conclusion of review of the relevant tax returns by the authorities, it would record a deferred tax asset for the part of the tax benefits being carried forward and a tax benefit for the portion that was carried back, net of an appropriate valuation allowance. The tax benefit would be reflected as an increase in additional paid-in capital.  Any adjustments to the valuation allowance would be charged or credited to income.

In December 2003, the Internal Revenue Service examined the Company’s federal income tax returns for the years ended December 31, 2001 and 2000, along with its federal refund claims for the calendar years 1996 through 1999.  The additional refund amount received in January 2003 was shown as a liability until the audit was completed.  During the first quarter of 2004, the Internal Revenue Service and the Joint Committee on Taxation completed their examination of the Company’s federal income tax returns and federal refund claims, and accepted them without change.  Accordingly, the tax benefit was recorded as a decrease in tax benefit reserves of $19.6 million, a decrease in other tax reserves of $0.3 million, and an increase in additional paid-in capital of $19.9 million. There was no charge or credit to income.

15.       Rescission Offer

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

As a result, the Company made a rescission offer, effective July 27, 2004, to all those persons who purchased shares of common stock pursuant to the Employee Stock Purchase Plan during the affected periods.  The rescission offer was made pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities laws.  In this rescission offer, the Company is offering to repurchase the shares, subject to our rescission offer, for the price paid per share plus interest from the date of purchase until the rescission offer expires, at the current statutory rate per year mandated by the state in which the shares were purchased.  The rescission offer will expire on August 27, 2004.  Assuming all of the shares subject to the rescission offer (approximately 659,000) are tendered in the rescission offer, the aggregate purchase price, excluding interest is estimated to be approximately $1.8 million.  This contingency payment is considered remote by the Company, as the current price of the stock is above the price at which the shares would be repurchased.

16.       Special Items

Income from operations for the second quarter of 2004 includes a one-time credit of $939,000, primarily relating to an insurance refund.  During the second quarter of 2003, the Company incurred special charges of $8.0 million consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral acquisition proposal and activities of Aquent.  The separation package of the former CEO included a $3.5 million severance payment and $200,000 in continued medical coverage.  The $4.3 million expense related to the unilateral acquisition proposal and activities of Aquent LLC was primarily attributable to approximately $2.3 million of legal fees, $1.0 million in financial advisor fees and $1.0 million of proxy solicitations and other fees.  As management considers these special items to be infrequent and material in nature, the Company has reported the charges/credits on a separate line for full disclosure purposes; however, the amounts are reported within operating income.

The Company also incurred a restructuring expense of $1.9 million during the second quarter of 2003 relating primarily to the closing of facilities in Canada.  In addition, the Company voluntarily terminated a sub-contract with ATEB, a privately held company, for financial reasons and recorded a write-off of approximately $3.1 million (reported in second quarter of 2003 in SG&A expense) due to the uncertainty of the realization of the receivable.  ATEB was the primary contractor to develop a new pharmacy system for Royal Ahold.  The Company is continuing recovery efforts of this receivable.

17.       Aquent/Legal Matters

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2004 and June 30, 2003

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Companies Form 10-K and the financial statements and notes included elsewhere in this Form 10-Q.

Overview

Computer Horizons Corp., (“CHC” or the “Company”), is a strategic solutions and human capital management company with more than thirty-six years of experience, specifically in information technology.  The Company’s clients are primarily Global 2000 companies, serviced by over 20 offices in the United States, Canada, and India.

The Company had revenues for the quarter ending June 30, 2004 of $65.8 million, a twelve percent increase from the comparable period in 2003.  For the six months ended June 30, 2004, revenues totaled $125.5 million, compared to $119.1 million in the comparable period of 2003.  The revenue increases for the quarter and six months ended June 30, 2004 were attributable to growth in our Solutions business due to the July 2003 acquisition of RGII and the April 2004 acquisition, by RGII, of Automated Information Management, Inc. (AIM).  Also contributing to the revenue increase was growth achieved by the Company’s Chimes subsidiary.  Revenue growth during the first six months of 2004 was partially offset by revenue declines in our commercial (non-federal) Solutions business and declines in our IT Services (staff augmentation) due to a decrease in demand for temporary technology workers and the trend of companies to outsource technology jobs offshore.

Net income for the second quarter of 2004 totaled $817,000, or $0.03 per share, compared with a net loss of approximately $9.5 million, or $(0.31) per share, in the comparable period of 2003.  Net income for the six months ending June 30, 2004 totaled $813,000, or $0.03 per share, compared with a net loss of $10.8 million, or $(0.36) per share, in the comparable six months ending June 30, 2003.  Net income for the six months ending June 30, 2004 includes a one-time credit of approximately $0.02 per share, primarily relating to an insurance refund, and a $(0.01) per share charge pertaining to the amortization of intangibles.  The first half of 2003 net loss includes special charges of $(0.32) per share relating to severance charges, the write-off of a terminated project, costs associated with the unilateral proposal and activities of Aquent and restructuring charges at the Company’s Canadian facilities.

Management continues to focus on maintaining a strong balance sheet, with approximately $36.7 million in cash and cash equivalents at June 30, 2004, along with $76.6 million in working capital and no debt outstanding.

On April 1, 2004, the Company’s subsidiary RGII acquired Automated Information Management, Inc. (AIM), a federal government IT Services company, for approximately $15.8 million in cash.  The acquisition of AIM is directly linked to the Company’s strategy of expanding its presence in the federal government IT market and pursuing bolt-on expansions to its RGII subsidiary.

Although the Company reported net income of $813,000 in the first half of 2004, the level of business activity in the IT market remains uncertain, primarily in the Company’s IT Services and commercial solutions business.  This uncertainty significantly reduced revenues in the Company’s IT Services business in the first half of 2004, compared to the prior year.  The IT Services business accounted for approximately 49% of the Company’s total revenue in the first half of 2004.  Although IT Services second quarter revenue increased sequentially from the first quarter of 2004, the Company cannot predict if these increases are sustainable and when the overall level of business activity in the IT market will improve.

FORWARD-LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended.  Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission (SEC).  Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements.  Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans”, and similar expressions, are intended to identify forward-looking statements.  Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company’s services, the availability of qualified professional staff, and price and wage inflation.

Revenue Generating Activities

The majority of the Company’s revenues are derived from professional services rendered in the information technology sector.

The Company operates its business in three basic segments: IT Services, the Solutions Group and Chimes, Inc.  The distinctions between the IT Services and Solutions Group segments primarily relate to the management and supervision of services performed and related gross margins.  Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies.

The IT Services business consists of providing technology consultants to large organizations on a temporary hire basis. The consultant work is supervised and managed by the customer. For the quarter and first half ended June 30, 2004, this segment represented approximately 49% of total revenues. The IT Services business tends to be a lower risk, lower gross margin business with very competitive pricing.

The Solutions Group, tends to be a higher margin, higher risk business, due to the fact that the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with customers. Virtually all projects performed by the Solutions Group are IT related and consist of practices such as application development, outsourcing arrangements, government services, Health Insurance Portability and Accountability Act, or HIPAA, services, technology training and managed services.  For the quarter and first half ended June 30, 2004, the Solutions Group (excluding Chimes) accounted for 42% of consolidated revenues.

The Company’s customer relationships are memorialized in a master agreement, which address the terms and conditions, which define the client engagement.  Depending on the service to be performed for the client, either a task order (in the case of a Staffing engagement) or a Statement of Work (“SOW”) (in the case of a Solutions engagement) is generated. The SOW is signed by both the Company and the customer.  In general, no Solutions work is done unless there is a SOW because the SOW provides the technical details of the work to be done.  The SOW, although falling under the corresponding master agreement, is a stand-

alone binding contractual document, typically outlining the project objectives, describing the personnel who will work on the project, describing phases of the project, the timeframes for work performance, and the rate of compensation, on a time and materials basis.  In the event that the parameters of the project expand or otherwise change, a Project Change Request is implemented, to memorialize whatever change has occurred to the deliverables, personnel and or time/materials.

The master agreements, in conjunction with the SOW’s, are written to define, with as much detail as possible, the client relationship and all aspects of the work to be performed for the client.  With regard to revenues expected in future periods, each SOW has a defined term or sets forth the anticipated length of a project.  Where a client engagement is on going, like certain “Help Desk” type services, the master agreements would still have a term length, but would recite that the agreement was renewable.  Generally, Solutions engagements are for a year or less.  Staffing engagements can and do last for more than a year, with variations in the number of consultants being provided at any given time.  Staffing engagements are generally cancelable by clients with a two to four week notice period.

Chimes, Inc. is a human capital management solution company that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. During the quarter and first half ended June 30, 2004, Chimes accounted for approximately 9.0% of total revenues.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill and the valuation of the deferred tax asset.

Revenue Recognition

Approximately 95% and 93% of consolidated revenue in the quarter and first half ended June 30, 2004 and June 30, 2003, respectively, was derived from time-and-material contracts.

For the IT Services division, revenues are recognized as services are performed under time-and material contracts.  Under a typical time and materials billing arrangement, our customers are billed on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, revenue is estimated and accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.

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

Revenues.  Revenues increased to $65.8 million in the second quarter of 2004 from $58.8 million in the second quarter of 2003, an increase of $7.0 million or 12%.  Revenues increased to $125.5 million in the first six months of 2004 from $119.1 million in the first six months of 2003, an increase of $6.4 million or 5.4%.

Solutions Group revenues increased to $27.8 million in the second quarter of 2004 from $18.7 million in the second quarter of 2003, an increase of $9.1 million or 49%.  The increase in Solutions Group revenues is attributable to the Company’s federal government practice, including the July 2003 acquisition of RGII and the April 2004 acquisition, by RGII, of AIM, with revenues in the second quarter of 2004 totaling approximately $13.9 million.  This revenue increase for the quarter was partially offset by several commercial (non-federal) domestic solutions projects ending and revenue declines attributable to projects with the City of New York, totaling approximately $4.8 million, in comparison to the second quarter of 2003.  Solutions Group revenues increased to $52.3 million in the first six months of 2004 from $38.3 million in the first six months of 2003, an increase of $14.0 million or 36.7%.  The increase in Solutions Group revenues is attributable to the Company’s federal government practice expansion, including the acquisition of RGII and AIM, with total first half 2004 revenues of $23.4 million, partially offset by revenue declines in commercial domestic solutions projects and the City of New York, totaling approximately $9.5 million, in comparison to the first six months of 2003.

IT Services revenues decreased to $32.1 million in the second quarter of 2004 from $35.3 million in the second quarter of 2003, a decrease of $3.2 million or 9%.  For the second quarter of 2004, headcount decreased by 9%, in comparison with the second quarter of 2003.  IT Services revenues decreased to $61.9 million in the first half of 2004 from $71.5 million in the first half of 2003, a decrease of $9.6 million or 13.5%.  For the first six months of 2004, average headcount decreased by 12% in comparison to the first six months of 2003, accounting for approximately $8.5 million of the revenue decrease.  The balance of the decrease in revenue (approximately $1.1 million) is attributable to a reduction in average bill rates.  The decrease in IT Services revenue for the quarter and the first six months, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore and the impact of pricing decreases by customers.

Chimes revenues increased to $5.9 million in the second quarter of 2004 from $4.8 million in the second quarter of 2003, an increase of $1.1 million, or 23.0%.  Chimes revenues, for the first six months of 2004, increased to $11.3 million from $9.3 million in the first six months of 2003, an increase of $2.0 million or 21.4%. This increase in Chimes revenue for the first half of 2004 is due to the expansion of managed spend at existing customers (accounting for $1.3 million of the revenue increase) and the addition of new customers (accounting for $0.7 million of the revenue increase) in this segment.

Direct Costs and Gross margins.  Direct costs were $43.2 million and $83.2 million in the second quarter and first half of 2004, respectively, and $41.5 million and $84.3 million in the second quarter and first half of 2003, respectively.  Gross margin, revenues less direct costs, increased to 34.3% in the second quarter of 2004 from 29.4% in the same period of 2003.  Gross margin increased to 33.7% in the first six months of 2004 from 29.2% in the same period of 2003. In the Company’s Solutions Group, gross profit totaled $19.1 million, or 36.6% for the six months ending June 30, 2004 compared to $12.0 million, or 31.3%. This increase is primarily attributable to the RGII and AIM acquisitions.  IT Services gross margins for the six months ended June 30, 2004 were $12.6 million, or 20.3%, compared to $14.2 million, or 20.0% for the comparable period of 2003.  Chimes gross margins approximated 94.1% for the six months ended June 30, 2004, compared to 92.1% in 2003, due to improved leveraging of direct costs.

The Company’s gross margin improvement is primarily attributable to the change in the revenue mix among the Company’s business segments.  Chimes and the Solutions Group are higher gross margin businesses than the Company’s IT Services segment.  For the first six months of 2004, Chimes and Solutions Group revenue totaled approximately 50% of consolidated revenue, compared to approximately 40% of consolidated revenue for the comparable period in 2003.

Costs and Expenses.  Selling, general and administrative expenses increased to $21.6 million and $41.1 million in the second quarter and first half of 2004, respectively, from $20.7 million and $39.6 million in the comparable periods of 2003.  For the quarter ending June 30, 2003, SG&A expenses include a write-off of a terminated project with ATEB, for financial reasons, of approximately $3.1 million.  Excluding this write-off in 2003, as a percentage of revenue, the Company’s SG&A expenses were 32.8% and 32.8% in the second quarter and first half of 2004, respectively; an increase from 30.0% and 30.7% in the comparable periods of 2003.  The increase in the second quarter and first half of 2004 SG&A expenses is primarily attributable to the acquisitions of RGII and AIM in July 2003 and April 2004, respectively.

Income / (Loss) from Operations.  The Company’s income from operations totaled $1.4 million in the second quarter of 2004, including amortization expense totaling $520,000 and special credits (insurance refund) of $939,000.  This compares to a loss from operations of $13.3 million in the second quarter of 2003, which includes restructuring charges of $1.9 million, special charges of $8.0 million pertaining to costs associated with the unilateral proposal and activities of Aquent and the write-off of a terminated project with ATEB, for financial reasons, of approximately $3.1 million.

The composition of the operating profit for the quarter ending June 30, 2004, excluding all special charges/(credits), interest income/(expense) and amortization expense, of $1.0 million included a loss of $1.4 million in IT Services, income of $2.3 million in the Solutions Group and income of $0.1 million in Chimes.

The Company’s income from operations totaled $1.4 million in the first six months of 2004, including amortization expense of $728,000 and special credits of $939,000.  This compares to a loss from operations of $15.0 million in the first half of 2003, which includes restructuring charges of $2.2 million, special charges of $8.0 million pertaining to costs associated with the unilateral proposal and activities of Aquent and the write-off of a terminated project with ATEB, for financial reasons, of approximately $3.1 million.  The composition of the 2004 operating income excluding all special charges/(credits), interest income/(expense) and amortization expense, of $1.2 million included a loss of $2.3 million in IT Services, income of $3.8 million in the Solutions Group and a loss of $0.3 million in Chimes.

Other Income/(Expense).  Other income was $29,000 in the second quarter of 2004, compared to other income of $90,000 in the comparable period of 2003.  This decrease of other income during the second quarter of 2004 was due to decreased interest income primarily resulting from lower balances on cash investments.  Other income was $112,000 in the first six months of 2004, compared to other expense of $15,000 in the comparable period of 2003, which included a loss on sale of assets of $273,000.

Provision for Income Taxes.  The effective tax rates for Federal, state and local income taxes were 48% for the second quarter of 2004 and 49% for the first six months of 2004, compared with a tax benefit of 28% for the comparable periods of 2003.

Net Income / (Loss).  Net income for the second quarter of 2004 was $817,000, or $0.03 per diluted share, compared to net loss of $9.5 million, or $(0.31) loss per diluted share for the second quarter of 2003, an increase of $10.3 million.  The effect of special credits and amortization expense amounted to $0.01 income per share in the second quarter of 2004.  The second quarter of 2003 net loss includes special charges of $(0.31) per share relating to severance charges, the write-off of a terminated project with ATEB for financial reasons, costs associated with the unilateral proposal and activities of Aquent and restructuring costs at our Canadian facilities.  For the first half of 2004, the net income was $813,000, or $0.03 per diluted share, compared to a net loss of $10.8 million, or $0.36 loss per diluted share for the first half of 2003.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At June 30, 2004, the Company had approximately $77 million in working capital, of which $36.7 million was cash and cash equivalents. At June 30, 2004, the Company had a current ratio position of 4.4 to 1.

Net cash used in operating activities in the first six months of 2004 was $95,000, primarily attributable to net income, the effect of non-cash charges totaling approximately $4.5 million, offset by an increase in accounts receivable of $3.5 million and a decrease in accrued expenses and accrued payroll.

Total accounts receivable increased $6.1 million to $54.4 million at June 30, 2004 (including $3.3 million of accounts receivable acquired from AIM), from $48.3 million at December 31, 2003.  Accounts receivable days sales outstanding (“DSO”) were 74 days at June 30, 2004 compared to 77 days at March 31, 2004 and 70 days at December 31, 2003.  The increase in DSO’s from December 31, 2003, is primarily attributable to the seasonal slowdown of payments from clients, which historically occurs in the first quarter of each year.  A three-day improvement in DSO’s was noted in the second quarter and DSO’s are expected to decrease for the remainder of 2004.  All client receivable collectibility and billing issues identified by management have been adequately reserved.  For the period ending June 30, 2004, there were no significant changes in credit terms, credit policies or collection efforts.

Net cash used in investing activities in the first six months of 2004 was $15.5 million, consisting primarily of capital expenditures totaling $0.8 million and the acquisition of AIM for cash, totaling approximately $14.7 million, net of cash acquired.

Net cash provided by financing activities in the first six months of 2004 was $656,000, primarily consisting of shares issued pursuant to the employee stock option plan and employee stock purchase plan.

The Company has a $40 million line of credit facility with availability based primarily on eligible customer receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of June 30, 2004, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balances, $16.3 million was available for borrowing as of June 30, 2004.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $52,000 and $62,000 for the six month periods ended June 30, 2004 and 2003, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on recurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  At June 30, 2004 the Company is in compliance with the covenant.  The facility was scheduled to expire in July 2004; however, on July 14, 2004, the Company signed a one-year extension of the facility, which will remain in effect until July 2005.

During the first quarter of 2004, the Company recorded a non-cash reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million.

As a result of the Company’s acquisition of RGII, the seller of RGII may be entitled to contingent payments based on RGII’s performance against profitability objectives over the next three years.  The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met.  These financial performance objectives are based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period.  There are no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  The Company made a payment of $631,000 during the first quarter of 2004.  Future payments, if the applicable EBIT targets are met, will be due as follows:  2004 payment of $3.3 million, 2005 payment of $3.3 million, and 2006 payment of $1.7 million.  These payments will be reduced or increased based on actual EBIT performance over the three-year period.

On April 1, 2004, the Company’s subsidiary, RGII Technologies Inc., closed on its acquisition of Automated Information Management Inc. (AIM), a federal government IT Services company with 2003 revenues of approximately $18.5 million.  The all-cash transaction totaled approximately $15.8 million, including a working capital adjustment.  As a result of the integration of AIM into RGII, the Company and the seller of RGII are assessing the impact of RGII EBIT targets related to contingent payments.  Although not finalized for the entire earn-out period, the agreement could result in payments of a maximum of $667,000 for fiscal year 2004, and a maximum of $2.0 million (which includes the $667,000) over the period ending June 30, 2006.

The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next year.

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  The following table summarizes all commitments under contractual obligations as of June 30, 2004:

	Obligation Due
	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
	(in thousands)
Operating leases	$12,659	$3,205	$7,632	$1,822	$—
RGII Contingent Note	9,369	3,300	6,069
Deferred Compensation	2,288				2,288
Supplemental Retirement Plan	12,318				12,318
Other	2,937	1,604	1,333	—
Total Cash Obligations	$39,571	$8,109	$15,034	$1,822	$14,606

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for the Company’s fiscal period ending March 31, 2004, for VIEs created prior to February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003.  A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004.  Adoption of FIN 46R did not have a material effect on the Company’s financial statements.

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

PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2004, the Company held its Annual Meeting of Stockholders.

(1)     The following directors were elected to serve on the Company’s Board of Directors:

	For	Against
William M. Duncan	23,733,555	3,003,528
Eric P. Edelstein	23,626,058	3,111,025
William J. Marino	23,632,620	3,104,463
Earl L. Mason	23,623,875	3,113,208
L. White Matthews, III	23,608,844	3,128,239
William J. Murphy	23,800,923	2,936,160
Edward J. Obuchowski	23,608,814	3,128,269

(2)     The appointment of Grant Thornton LLP as independent auditors of the Company for fiscal year 2004 was ratified.

For:	25,790,388
Against:	893,891
Abstain:	52,804

(3)     The Company’s 2004 Omnibus Incentive Compensation Plan was approved.

For:	10,287,495
Against:	6,913,056
Abstain:	207,714

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

31.1 – CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2 – CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)             Report on Form 8-K

A report on Form 8-K was filed on April 2, 2004, reporting that Computer Horizons subsidiary, RGII Technologies, Inc., has acquired all of the common stock of Automated Information Management, Inc.

Two reports on Form 8-K were filed on April 28, 2004, reporting the issuance of a press release reporting the financial results of Computer Horizons for its first quarter, along with a regulation FD disclosure resulting from the Company conference call held to discuss first quarter 2004 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	August 5, 2004	/s/ William J. Murphy
William J. Murphy, President and CEO
(Principal Executive Officer)

DATE:	August 5, 2004	/s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

DATE:	August 5, 2004	/s/ Nicholas Orichio
Nicholas Orichio
Interim Controller
(Principal Accounting Officer)