Form 10-Q/A
period 2004-06-30
COMPUTER HORIZONS CORP
filed 2004-08-31
CIK 23019

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

Explanatory Note

This Form 10-Q/A is being filed solely to correct typographical errors to the unaudited pro forma results as reported in Note 9 to the Company’s unaudited consolidated financial statements for the three months ended June 30, 2003 and the six months ended June 30, 2004.  Pro forma Net Income (Loss) for the three months ended June 30, 2003 was reported as ($9,568) and should have been reported as ($9,586).  Pro forma Net Income/(loss) per share (basic & diluted) for the six months ended June 30, 2004 was reported as ($0.02) and should have been reported as $0.02.  No other information contained in this Form 10-Q has been amended.

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

	Actual	Pro Forma
	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June 30
	2004	2003	2004	2003
Revenues:
IT Services	$32,073	$35,320	$61,877	$71,503
Solutions Group	27,788	23,158	56,775	47,018
Chimes	5,929	4,822	11,282	9,291
Total	65,790	63,300	129,934	127,812
Income/(loss) before minority interest	772	(9,568)	713	(10,632)
Minority interest	45	(18)	36	(37)
Net Income/(Loss)	$817	$(9,586)	$749	$(10,669)
Net Income/(loss) per share (basic & diluted)	$0.03	$(0.32)	$0.02	$(0.35)
Weighted average number of shares outstanding
Basic	30,810,000	30,292,000	30,743,000	30,331,000
Diluted	31,215,000	30,292,000	31,324,000	30,331,000

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

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	August 30, 2004	/s/ William J. Murphy
William J. Murphy, President and CEO
(Principal Executive Officer)

DATE:	August 30, 2004	/s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

DATE:	August 30, 2004	/s/ Nicholas Orichio
Nicholas Orichio
Interim Controller
(Principal Accounting Officer)