Form 10-Q/A
period 2003-06-30
COMPUTER HORIZONS CORP
filed 2004-11-09
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Computer Horizons Corp. (the “Company”) for the three months ended June 30, 2003 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, and in connection with an internal review of accounting processes and procedures conducted in the third quarter of 2004, the Company discovered an error pertaining to the incorrect adjustment of consulting costs relating to intercompany transactions between the Company and its Canadian subsidiary.  This error caused an understatement of consolidated consultant costs (i.e. direct costs) in the Company’s consolidated income statement and accrued payroll on the balance sheet.

The aggregate amount for all periods affected was an understatement of consultant costs totaling $5,555,000, with an after-tax impact of $3,462,000 or $(0.12) per share.  The pre-tax, after tax and EPS effect of this non-cash charge for each period affected are shown below (dollars in thousands, except per share data):

Quarter Ended	Gross Amount	Net of Tax Effect	Effect on EPS	Restated Loss per share
June 30, 2003	$1,983	$1,321	$(0.05)	$(0.36)
September 30, 2003	664	394	(0.01)	(0.09)
December 31, 2003	749	492	(0.01)	(0.07)
Year ended December 31, 2003	3,396	2,207	(0.07)	(0.56)
March 31, 2004	864	562	(0.02)	(0.02)
June 30, 2004	1,295	693	(0.03)	(0.00)
Six Months ended June 30, 2004	2,159	1,255	(0.05)	(0.02)
Total Restatement Impact	$5,555	$3,462	$(0.12)

As part of management’s investigation of this accounting error, an extensive review of intercompany transactions was completed.  As a result, other adjustments, not affecting operating results, were recorded.  These adjustments to the balance sheet corrected an overstatement of accrued expenses and an understatement of shareholders’ equity (specifically the overstatement of accumulated comprehensive loss).  The cumulative balance sheet adjustments for the affected dates are as follows (in thousands):

Balance Sheet Date	Cumulative Reduction in Accrued Expenses	Cumulative Increase in Shareholders’ Equity	Quarterly Net Change
As of June 30, 2003	$1,376	$1,376	1,376	*
As of September 30, 2003	1,351	1,351	(25)
As of December 31, 2003	1,760	1,760	409
As of March 31, 2004	2,195	2,195	435
As of June 30, 2004	2,212	2,212	17

*Represents cumulative effect of all previous quarterly periods deemed not material on an individual quarter basis.

In addition, in the second quarter of 2003, the Company made a balance sheet correction resulting in an increase in shareholders’ equity and a decrease in accrued payroll of $41,000.

As a result of the Company’s investigation into the causes of this accounting error, several remediating actions have been or are in the process of being implemented to prevent future reoccurrence and are included in Part 1 - Item 4. Control and Procedures on this Amendment No. 2 of Form 10-Q/A.

The effects of this restatement on the consolidated balance sheet of the Company as of June 30, 2003, and on the consolidated statements of operations and condensed consolidated statements of cash flows for the three months and six months ended June 30, 2003, are presented in Item 1 (Restated Financial Statements) and Item 2 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Amendment No. 2. Certain internal accounting control issues identified by management and related to the restatement are disclosed in Item 4 of Part I of this Amendment No. 2. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

The Company’s restatement of its financial statements for the year ended December 31, 2003, is reflected in Amendment No. 2 on Form 10-K/A, filed concurrently herewith, which amends its previously filed Form 10-KA for the year ended December 31, 2003. The Company is also concurrently filing amendments on Forms 10-Q/A to its previously filed Forms 10-Q for each of the periods ended September 30, 2003, March 31, 2004 and June 30, 2004 to reflect the restatement of its financial statements for those periods.

Additional detail regarding the restatement is included in Note 2 of the Notes to Consolidated Financial Statements included in Part I — Item 1 of this Amendment No. 2 on Form 10-Q/A.

Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 2 to modify or update other disclosures presented in the original report on Form 10-Q/A for the period ended June 30, 2003. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Part I. Financial Information

Item 1.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(As restated, note 2)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,057	$59,769
Accounts receivable, net of allowance for doubtful accounts of $8,320 and $7,696 at June 30, 2003 and December 31, 2002, respectively	48,976	56,616
Deferred income taxes	5,867	4,557
Refundable income taxes	—	19,051
Other	5,588	7,219
TOTAL CURRENT ASSETS	131,488	147,212
PROPERTY AND EQUIPMENT	38,522	37,643
Less accumulated depreciation	(29,101)	(26,626)
	9,421	11,017
OTHER ASSETS — NET:
Goodwill	19,590	19,203
Deferred income taxes	11,631	8,020
Other	10,509	8,279
TOTAL OTHER ASSETS	41,730	35,502
TOTAL ASSETS	$182,639	$193,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,722	$10,830
Accrued payroll, payroll taxes and benefits	6,690	4,529
Restructuring reserve	3,877	3,266
Income taxes payable	706	—
Tax benefit reserve	19,600	19,600
Other accrued expenses	2,246	3,408
TOTAL CURRENT LIABILITIES	40,841	41,633
OTHER LIABILITIES	5,993	6,243
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at June 30, 2003 and December 31, 2002 respectively	3,315	3,315
Additional paid-in capital	133,354	133,518
Accumulated comprehensive loss	(2,036)	(4,306)
Retained earnings	16,125	28,255
	150,758	160,782
Less shares held in treasury, at cost; 2,696,434 shares and 2,660,667 shares at June 30, 2003 and December 31, 2002, respectively	(14,953)	(14,927)
TOTAL SHAREHOLDERS’ EQUITY	135,805	145,855
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$182,639	$193,731

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002
	(As restated, note 2)				(As restated, note 2)
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
IT Services	$35,320	60.0%	$54,023	69.9%	$71,503	60.0%	$108,673	69.4%
Solutions Group	18,691	31.8%	19,472	25.2%	38,292	32.2%	40,143	25.6%
Chimes	4,822	8.2%	3,823	4.9%	9,291	7.8%	7,721	4.9%
	58,833	100.0%	77,318	100.0%	119,086	100.0%	156,537	100.0%
COSTS AND EXPENSES:
Direct costs	43,494	73.9%	56,570	73.2%	86,267	72.4%	114,762	73.3%
Selling, general and administrative	17,238	29.3%	21,724	28.1%	35,779	30.0%	47,521	30.3%
Bad Debt Expense	3,478	5.9%	728	0.9%	3,863	3.2%	1,390	0.9%
Restructuring charge	1,949	3.3%	—	0.0%	2,198	1.8%	—	0.0%
Special charges	7,978	13.6%	—	0.0%	7,978	6.7%	—	0.0%
	74,137	126.0%	79,022	102.2%	136,085	114.3%	163,673	104.5%
LOSS FROM OPERATIONS	(15,304)	-26.0%	(1,704)	-2.2%	(16,999)	-14.3%	(7,136)	-4.5%
OTHER INCOME/(EXPENSE):
Gain/(loss) on sale of assets	—	0.0%	—	0.0%	(273)	-0.2%	3,570	2.3%
Loss on investments	—	0.0%	—	0.0%	—	0.0%	(61)	0.0%
Interest income	102	0.2%	259	0.3%	276	0.2%	473	0.3%
Interest expense	(12)	0.0%	(4)	0.0%	(18)	0.0%	(163)	-0.1%
	90	0.2%	255	0.3%	(15)	0.0%	3,819	2.5%
LOSS BEFORE INCOME TAXES	(15,214)	-25.9%	(1,449)	-1.9%	(17,014)	-14.3%	(3,317)	-2.0%
INCOME TAX BENEFIT:
Deferred	(4,381)	-7.4%	(493)	-0.6%	(4,921)	-4.1%	(1,128)	-0.7%
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND MINORITY INTEREST	(10,833)	-18.4%	(956)	-1.3%	(12,093)	-10.2%	(2,189)	-1.3%
Minority Interest	(18)	0.0%	—	0.0%	(37)	0.0%	—	0.0%
Cumulative effect of change in accounting principle (Note 4)	—	0.0%	—	0.0%	—	0.0%	(29,861)	-19.1%
NET LOSS	$(10,851)	-18.4%	$(956)	-1.3%	$(12,130)	-10.2%	$(32,050)	-20.4%
LOSS PER SHARE (BASIC & DILUTED):
Before Cumulative Effect of Change in Accounting Principle	$(0.36)		$(0.03)		$(0.40)		$(0.07)
Cumulative Effect of Change in Accounting Principle	$—		$—		$—		$(0.95)
Net Loss	$(0.36)		$(0.03)		$(0.40)		$(1.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic & Diluted	30,292,000		31,446,000		30,331,000		31,474,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
	(As restated, note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,130)	$(32,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	(4,921)	3,626
Depreciation	2,575	2,333
Provision for bad debts	3,863	1,390
Loss/(Gain) on sale of assets	273	(3,570)
Write off of goodwill	—	29,861
Change in assets and liabilities, net of acquisitions:
Accounts receivable	4,677	13,078
Other current assets	1,631	(2,153)
Assets held for sale	—	(1,929)
Other assets	(3,130)	1,201
Refundable income taxes	19,051	8,525
Accrued payroll, payroll taxes and benefits	2,161	(1,601)
Accounts payable	(3,108)	(2,737)
Income taxes payable	706	—
Other accrued expenses	(241)	621
Other liabilities	(250)	1,519
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,157	18,114
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(979)	(2,089)
Proceeds received from the sale of assets	149	15,880
Acquisition of assets	(387)	—
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(1,217)	13,791
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable-banks, net	—	(10,000)
Stock options exercised	847	336
Purchase of treasury shares	(1,230)	(2,389)
Stock issued on employee stock purchase plan	193	743
NET CASH USED IN FINANCING ACTIVITIES	(190)	(11,310)
Foreign currency gains/(losses)	1,538	(321)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,288	20,274

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,769	41,033

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,057	$61,307

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

2.                                       Restatement of Financial Statements

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, and in connection with an internal review of accounting processes and procedures conducted in the third quarter of 2004, the company discovered an error pertaining to the incorrect adjustment of consulting costs relating to intercompany transactions between the Company and its Canadian subsidiary.  This error caused an understatement of consolidated consultant costs (i.e. direct costs) in the Company’s consolidated income statement and accrued payroll on the balance sheet.

As part of management’s investigation of this accounting error, an extensive review of intercompany transactions was completed.  As a result, other adjustments, not affecting operating results, were recorded.  These adjustments to the balance sheet corrected an overstatement of accrued expenses and an understatement of shareholders’ equity (specifically the overstatement of accumulated comprehensive loss).  In addition, in the second quarter of 2003, the Company made a balance sheet correction resulting in an increase in shareholders’ equity and a decrease in accrued payroll of $41,000.

The following schedule reconciles net loss for the three months and six months ended June 30, 2003 as originally reported, to the corresponding amounts on a restated basis after given effect to the adjustment described above.

	Three Months	Six Months
(In thousands, except	Ended June 30,
per share data)	2003	2003
	(Unaudited)	(Unaudited)

Net loss as originally reported	(9,530)	(10,809)

Direct costs adjustment (pretax)	1,983	1,983

Income tax benefit	(662)	(662)
Net loss as restated	(10,851)	(12,130)

Loss per share (Basic and Diluted) as originally reported	(0.31)	(0.36)
Effect of Direct Costs adjustment	(0.05)	(0.04)
Loss per share (Basic and Diluted) as restated	(0.36)	(0.40)

The previously reported results of operations for the three and six-month ended June 30, 2003 as reported on Form 10Q with the Securities and Exchange Commission, have been amended to reflect the above adjustments.  The results of such adjustments, as compared with the Company’s previously reported results for the three and six-month periods ended June 30, 2003, are set forth below.

(In thousands, except	Three Months ended	Three Months ended	Six Months ended	Six Months ended
per share data)	June 30, 2003	June 30, 2003	June 30, 2003	June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	As Originally Reported	As Restated	As Originally Reported	As Restated

Revenue
IT Services	35,320	35,320	71,503	71,503
Solutions Group	18,691	18,691	38,292	38,292
Chimes	4,822	4,822	9,291	9,291
	58,833	58,833	119,086	119,086

Cost and expenses
Direct costs	41,511	43,494	84,284	86,267
Selling, general and administrative	17,238	17,238	35,779	35,779
Bad debt expense	3,478	3,478	3,863	3,863
Restructuring charge	1,949	1,949	2,198	2,198
Special charges	7,978	7,978	7,978	7,978
	72,154	74,137	134,102	136,085

Loss from Operations	(13,321)	(15,304)	(15,016)	(16,999)

Other income/expenses
Gain/(loss) on sale of assets	—	—	(273)	(273)
Interest income	102	102	276	276
Interest expense	(12)	(12)	(18)	(18)
	90	90	(15)	(15)

Loss before income taxes	(13,231)	(15,214)	(15,031)	(17,014)
Income tax benefit	(3,719)	(4,381)	(4,259)	(4,921)
Net loss before minority interest	(9,512)	(10,833)	(10,772)	(12,093)
Minority Interest	(18)	(18)	(37)	(37)
Net loss	(9,530)	(10,851)	(10,809)	(12,130)
Basic earnings and diluted per share	(0.31)	(0.36)	(0.36)	(0.40)

The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at June 30, 2003.

	June 30,	June 30,
	2003	2003
	(As originally reported)	(As restated)
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,057	$71,057
Accounts receivable, net of allowance for doubtful accounts of $8,320 at June 30, 2003	48,976	48,976
Deferred income taxes	5,867	5,867
Refundable income taxes	—	—
Other	5,588	5,588
TOTAL CURRENT ASSETS	131,488	131,488

PROPERTY AND EQUIPMENT	38,522	38,522
Less accumulated depreciation	(29,101)	(29,101)
	9,421	9,421

OTHER ASSETS — NET:
Goodwill	19,590	19,590
Deferred income taxes	10,969	11,631
Other	10,509	10,509
TOTAL OTHER ASSETS	41,068	41,730
TOTAL ASSETS	$181,977	$182,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,722	$7,722
Accrued payroll, payroll taxes and benefits	4,748	6,690
Restructuring reserve	3,877	3,877
Income taxes payable	706	706
Tax benefit reserve	19,600	19,600
Other accrued expenses	3,621	2,246
TOTAL CURRENT LIABILITIES	40,274	40,841
OTHER LIABILITIES	5,993	5,993

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at June 30, 2003	3,315	3,315
Additional paid-in capital	133,354	133,354
Accumulated comprehensive loss	(3,452)	(2,036)
Retained earnings	17,446	16,125
	150,663	150,758
Less shares held in treasury, at cost; 2,696,434 shares shares at June 30, 2003	(14,953)	(14,953)
TOTAL SHAREHOLDERS’ EQUITY	135,710	135,805
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$181,977	$182,639

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The Company is currently evaluating the impact of this statement to the Company.

In December 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 148, “Accounting for Stock-Based Compensation—Translation and Disclosure.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of

Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The Company adopted the disclosure provisions as of December 31, 2002.

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

		Three Months Ended		Six Months Ended
		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
		(As restated note 2)		(As restated note 2)
Net loss	As reported	$(10,851)	$(956)	$(12,130)	$(32,050)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(403)	(1,066)	(1,387)	(2,985)
	Pro forma	$(11,254)	$(2,022)	$(13,517)	$(35,035)
Earnings per share
Basic	As reported	$(0.36)	$(0.03)	$(0.40)	$(1.02)
	Pro forma	(0.37)	(0.06)	(0.45)	(1.11)
Diluted	As reported	$(0.36)	$(0.03)	$(0.40)	$(1.02)
	Pro forma	(0.37)	(0.06)	(0.45)	(1.11)

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

4.                                      Adoption of FAS 142

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

The fair value conclusion of the reporting units reflects an appropriately weighted value of the market multiple approach and the income approach discussed above. An asset approach was not used because the asset approach is most relevant for liquidation approaches, investment company valuations and asset rich company valuations (i.e. real estate entities) and was not deemed relevant for manufacturing and service company going-concern valuations. When either the income approach or the market approach was used, each indicated value of the Solutions entity’s equity exceeds the carrying value of the Solutions entity by at least $15 million. Since each of the two approaches yielded values far in excess of carrying value, any weighting of the two approaches or either approach used alone results in the same conclusion, that the goodwill was not impaired. When the other entities were tested, both approaches yielded an indicated value which was far below the carrying value of those entity’s equity, therefore the entire amount of goodwill was written off. As a result, a loss of $29.9 million was recognized in June 2002 and recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations. There was no income tax effect on the impairment charge as approximately $19 million of the charge related to goodwill in foreign tax jurisdictions where the Company believes it is more likely than not that future taxable income in these jurisdictions will not be sufficient to realize the related income tax benefits associated with the charge. The remaining $11 million of the charge was related primarily to goodwill that was acquired prior to the ability to deduct goodwill for tax purposes.

The following pro forma table shows the effect of the cumulative effect of change in accounting principle on the Company’s net loss as follows (in 000’s, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(As restated, note 2)		(As restated, note 2)
Reported Net Loss	$(10,851)	$(956)	$(12,130)	$(32,050)
Cumulative Effect of Change in Accounting Principle	—	—	—	29,861
Adjusted Net Loss	$(10,851)	$(956)	$(12,130)	$(2,189)
Reported Loss per Share:
Basic & Diluted	$(0.36)	$(0.03)	$(0.40)	$(1.02)
Adjustment for Cumulative Effect of Change in Accounting Principle:
Basic & Diluted	—	—	—	0.95
Adjusted Loss per Share:
Basic & Diluted	$(0.36)	$(0.03)	$(0.40)	$(0.07)

5.                                      Earnings Per Share

The computation of diluted earnings per share excludes options with exercise prices greater than the average market price. During 2003, there were 268,246 excluded options with exercise prices between $4.00 and $26.63 per share at June 30. During 2002, there were 5,742,048 excluded options outstanding at June 30, 2002 with exercise prices between $2.02 and $26.63 per share.

6.                                      Segment Information

The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc. The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. IT Services is primarily staffing augmentation. The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing as well as software and relational database products, up to the time of sale, March 25, 2002, of Princeton Softech Inc. In the segment information chart below, amounts pertaining to Princeton Softech Inc. for the six months ended June 30, 2002, are included and total: revenues of $2.9 million, gross profit of $2.4 million and an operating loss of $1.9 million. Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies which, according to Forbes magazine, represent the biggest and most important companies, as measured by sales, profits, assets and market value. Operating loss consists of loss before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charges, special charges, the write-off of a terminated project and net loss on investments. These exclusions total expense of $12.9 million and income of $255,000 for the second quarter of 2003 and 2002, respectively and expense of $13.3 million and income of $3.8 million for the first six months of June 30, 2003 and 2002 , respectively (see reconciliation of segments operating loss to consolidated loss before income taxes). Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on revenue.

	Three Months Ended		Six Months Ended
(in 000’s)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(As restated, note 2)		(As restated, note 2)
Revenue:
IT Services	$35,320	$54,023	$71,503	$108,673
Solutions Group	18,691	19,472	38,292	40,143
Chimes	4,822	3,823	9,291	7,721
TOTAL	$58,833	$77,318	$119,086	$156,537
Gross Margin:
IT Services	$7,079	$10,992	$14,249	$21,556
Solutions Group	3,810	6,197	10,016	13,604
Chimes	4,450	3,559	8,554	6,615
TOTAL	$15,339	$20,748	$32,819	$41,775
Operating income / (loss):
IT Services	$(672)	$(215)	$(1,861)	$(1,250)
Solutions Group	(540)	1,043	1,150	(862)
Chimes	(1,101)	(2,532)	(3,048)	(5,024)
TOTAL	$(2,313)	$(1,704)	$(3,759)	$(7,136)
Assets:
IT Services			$32,304	$48,197
Solutions Group			39,770	43,449
Chimes			12,703	12,235
Corporate and other			97,862	107,560
TOTAL			$182,639	$211,441

Reconciliation of Segments Operating Loss to Consolidated Loss Before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(As restated, note 2)		(As restated, note 2)
Total Segments Operating Loss	$(2,313)	$(1,704)	$(3,759)	$(7,136)
Adjustments:
Interest Income	90	255	258	310
Gain/(loss) on sale of assets	—	—	(273)	3,570
Restructuring charges	(1,949)	—	(2,198)	—
Special charges	(7,978)	—	(7,978)	—
Write-off of terminated project	(3,064)	—	(3,064)	—
Net loss on investments	—	—	—	(61)
Total Adjustments:	(12,901)	255	(13,255)	3,819
Consolidated Loss Before Income Taxes:	$(15,214)	$(1,449)	$(17,014)	$(3,317)

7.                                      Restructuring Charges

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(As restated, note 2)		(As restated, note 2)
Comprehensive Loss:
Net Loss	$(10,851)	$(956)	$(12,130)	$(32,050)
Other comprehensive income/(loss)—foreign currency adjustment	1,553	80	1,539	(322)
Unrealized gain on SERP investments	943	—	733	—
Comprehensive Loss	$(8,355)	$(876)	$(9,858)	$(32,372)

9.                                      Purchase of Westfield-India

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

10.                               Sale of Subsidiaries

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

14.                               Special Items

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

15.                               Subsequent Events

On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. (“RGII”). The purchase price included an up-front cash payment of approximately $19 million including the $18 million purchase price and $913,000 working capital adjustment. In addition, the seller may be entitled to contingent payments based on RGII’s performance against profitability objectives over the next three years. The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met. These financial performance objectives are based on earnings before interest and taxes, (“EBIT”) targets totaling $19.8 million over a three-year period. There are no minimum or maximum payment obligations under the terms of the contingent note, whereby the contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets. Additionally, the Company paid two note payables of $1.5 million and $644,000 and a line of credit payment of $2.0 million. The Company also entered into employment agreements with the former shareholder and key employees of RGII and have agreed to issue over a three-year period an aggregate of 600,000 options to purchase shares of Computer Horizons stock. The Company is in process of finalizing the allocation of the purchase price to assets and liabilities acquired and has engaged valuation consultants to assist in this process. Audited historical financial statements of RGII together with applicable pro forma financial information will be filed with the SEC by mid-September 2003.

16.                               Aquent/Legal Matters

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

17.                               Rescission Offer

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

Item 2.

RESTATED MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2003 and June 30, 2002

FORWARD-LOOKING STATEMENTS

The following section should be read in conjunction with our consolidated financial statements and related notes appearing in this Form 10Q/A.  Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission (SEC). Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company’s services, the availability of qualified professional staff, and price and wage inflation.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to the Company’s consolidated financial statements for 2003 as previously reported in the Company’s Form 10-Q for the quarters June 30, 2003, as amended and 2002.  Details of the adjustments are shown below and address all quarterly periods affected by the adjustments, which include the quarterly periods ending June 30 2003 through June 30, 2004.

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, and in connection with an internal review of accounting processes and procedures conducted in the third quarter of 2004, the company discovered an error pertaining to the incorrect adjustment of consulting costs relating to intercompany transactions between the Company and its Canadian subsidiary.  This error caused an understatement of consolidated consultant costs (i.e. direct costs) in the Company’s consolidated income statement and accrued payroll on the balance sheet.

The aggregate amount for all periods affected was an understatement of consultant costs totaling $5,555,000, with an after-tax impact of $3,462,000 or $(0.12) per share.  The pre-tax, after tax and EPS effect of this non-cash charge for each period affected are shown below (dollars in thousands, except per share data):

Quarter Ended	Gross Amount	Net of Tax Effect	Effect on EPS	Restated Loss per share
June 30, 2003	$1,983	$1,321	$(0.05)	$(0.36)
September 30, 2003	664	394	(0.01)	(0.09)
December 31, 2003	749	492	(0.01)	(0.07)
Year ended December 31, 2003	3,396	2,207	(0.07)	(0.56)
March 31, 2004	864	562	(0.02)	(0.02)
June 30, 2004	1,295	693	(0.03)	(0.00)
Six months ended June 2004	2,159	1,255	(0.05)	(0.02)
Total Restatement Impact	$5,555	$3,462	$(0.12)

As part of management’s investigation of this accounting error, an extensive review of intercompany transactions was completed.  As a result, other adjustments, not affecting operating results, were recorded.  These adjustments to the balance sheet corrected an overstatement of accrued expenses and an understatement of shareholders’ equity (specifically the overstatement of accumulated comprehensive loss).  The cumulative balance sheet adjustments for the affected dates are as follows (in thousands):

Balance Sheet Date	Cumulative Reduction in Accrued Expenses	Cumulative Increase in Shareholders’ Equity	Quarterly Net Change
As of June 30, 2003	$1,376	$1,376	$1,376	*
As of September 30, 2003	1,351	1,351	(25)
As of December 31, 2003	1,760	1,760	409
As of March 31, 2004	2,195	2,195	435
As of June 30, 2004	2,212	2,212	17

*Represents cumulative effect of all previous quarterly periods deemed not material on an individual quarter basis.

In addition, in the second quarter of 2003, the Company made a balance sheet correction resulting in an increase in shareholders’ equity and a decrease in accrued payroll of $41,000.

Additional detail with respect to the impact of the restatement on the Company’s results of operations is reported in Note 2 of the notes to the Consolidated Financial Statements included in Part I - Item 1 of this Amendment No. 2 of Form 10-Q/A.

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

Direct Costs.     Direct costs decreased to $43.5 million and $86.3 million in the second quarter and first half of 2003, respectively, from $56.6 million and $114.8 million in the comparable periods of 2002. Gross margin, revenues less direct costs, decreased to 26.1% in the second quarter of 2003 from 26.8% in the same period of 2002. Gross margin increased to 27.6% in the first six months of 2003 from 26.7% in the same period of 2002.

Excluding the asset held for sale, Princeton Softech, Inc., in the first six months of 2002, direct costs decreased to $86.3 million in the first half of 2003 from $114.3 million in the same period of 2002. Gross margin increased to 27.6% in the first six months of 2003 from 25.2% in the comparable period of 2002.

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

Loss from Operations.     The Company’s loss from operations totaled $15.3 million in the second quarter of 2003, a decline of $13.6 million, from a loss of $1.7 million in the second quarter of 2002. Operating margins were a loss of 26.0% in the second quarter of 2003 as compared to a loss of 2.2% in the second quarter of 2002. This increase in the loss from operations in 2003 included a special charge of $8.0 million, or 13.6% of revenue, consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral proposal and activities of Aquent, restructuring charges of $1.9 million, or 3.3% of revenue, relating primarily to the closing of facilities in Canada and a special bad debt charge of approximately $3.1 million, or 5.2% of revenue, due to the write-off of a terminated contract with a customer for financial reasons. The composition of the operating loss, excluding the special items in 2003, included a loss of $672,000 in IT Services, loss of $540,000 in the Solutions Group and a loss of $1.1 million in Chimes. This compares to the operating loss of $1.7 million in the second quarter of 2002, consisting of a loss of $215,000 in IT Services, profit of $1.0 million in the Solutions Group and a loss of $2.5 million in Chimes.

The Company’s loss from operations totaled $17.0 million in the first six months of 2003, a decline of $9.9 million, from a loss of $7.1 million in the comparable period of 2002. The increase in the loss from operations in 2003 was due to a special charge of $8.0 million, or 6.7% of revenue, consisting of $3.7 million for the separation package of the former CEO and $4.3 million pertaining to expenses related to the unilateral proposal and activities of Aquent, restructuring charges of $2.2 million, or 1.8% of revenue, relating primarily to the closing of facilities in Canada and a special bad debt charge of $3.1 million, or 2.6% of revenue, due to the write-off of a terminated contract with a customer for financial reasons. The loss from operations in 2002 included the loss from operations of the asset held for sale, Princeton Softech, Inc., of $1.9 million, or 1.2% of revenue. The composition of the 2003 operating loss, excluding the special items noted above, included a loss of $1.9 million in IT Services, profit of $1.1 million in the Solutions Group and a loss of $3.0 million in Chimes. This compares to the operating loss of $5.2 million in the first half of 2002 (Excluding operations of Princeton Softech, Inc.), consisting of a loss of $1.4 million in IT Services, profit of $1.2 million in the Solutions Group and a loss of $5.0 million in Chimes.

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

Provision for Income Taxes.     The effective tax rates for Federal, state and local income taxes were 29% for the second quarter and first six months of 2003 compared with 34% for the comparable periods of 2002. The decrease in the effective tax rates was primarily attributable to valuation allowances recorded for state and foreign net operating loss carryovers.

Net Loss.     Net loss for the second quarter of 2003 was $10.8 million, or $0.36 loss per diluted share, compared to net loss of $956,000, or $0.03 loss per diluted share for the second quarter of 2002, an increase of $9.8 million. The effect of special charges, restructuring charges and the write-off of a terminated project amounted to $0.31 loss per share, net of taxes, in the second quarter of 2003. For the first half of 2003, the net loss was $12.1 million, or $0.40 loss per diluted share, compared to a net loss of $32.1 million, or $1.02 loss per diluted share for the first half of 2002. The net loss in the first half of 2002 includes a charge for the cumulative effect of change in accounting principle of $29.9 million, or $0.95 per share, net of taxes, and operations of assets held for sale and the gain on sale of assets which amounted to $1.1 million, or $0.03 loss per share, net of taxes.

Liquidity and Capital Resources

At June 30, 2003, the Company had approximately $91 million in working capital, of which $71.1 million was cash and cash equivalents.

Net cash provided by operating activities in the first six months of 2003 was $11.2 million, consisting primarily of the tax refund received.

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

At June 30, 2003, the Company had a current ratio position of 3.2 to 1. The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next year.

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

Subsequent Events

On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. (“RGII”). The purchase price included an up-front cash payment of approximately $19 million including the $18 million purchase price and $913,000 working capital adjustment. In addition, the seller may be entitled to contingent payments based on RGII’s performance against profitability objectives over the next three years. The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met. These financial performance objectives are based on earnings before interest and taxes, (“EBIT”) targets totaling $19.8 million over a three-year period. There are no minimum or maximum payment obligations under the terms of the contingent note, whereby the contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets. Additionally, the Company paid two note payables of $1.5 million and $644,000 and a line of credit payment of $2.0 million. The Company also entered into employment agreements with the former shareholder and employees of RGII and has agreed to issue over a three-year period an aggregate of 600,000 options to purchase shares of Computer Horizons stock. The Company is in process of finalizing the allocation of the purchase price to assets and liabilities acquired and has engaged valuation consultants to assist in this process. Audited historical financial statements of RGII together with applicable pro forma financial information will be filed with the SEC by mid-September 2003.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The Company is currently evaluating the impact of this statement to the Company.

In December 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 148, “Accounting for Stock-Based Compensation—Translation and Disclosure.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The Company adopted the disclosure provisions as of December 31, 2002.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

On October 7, 2004, our audit committee was advised by management that, based on an internal review of accounting processes and procedures, management had discovered an accounting error pertaining to the incorrect adjustment of consulting costs relating to intercompany transactions between the Company and its Canadian subsidiary.  This error caused an understatement of consolidated consultant costs (i.e. direct costs) in the Company’s consolidated income statement and an under accrual of consolidated accrued payroll on the balance sheet.

The aggregate amount for all periods affected was an understatement of consultant costs totaling $5,555,000, with an after-tax impact of $3,462,000 or $(0.12) per share.

As part of management’s investigation of this accounting error, an extensive review of intercompany transactions was completed.  As a result, other adjustments, not affecting operating results, were recorded.  These adjustments to the balance sheet corrected an overstatement of accrued expenses and an understatement of shareholders’ equity (specifically the overstatement of accumulated comprehensive loss).

As a result of the discovery of this error, on October 26, 2004, management and the Audit Committee were informed by the Company’s independent accountants of certain matters involving internal controls that the Company’s auditors consider material weaknesses.  The first material weakness principally focused on the Company’s quarterly consolidation process, including intercompany transactions relating to the Company’s Canadian subsidiary, which were incorrectly recorded over the five fiscal quarters ending June 30, 2004.  This resulted in an understatement of consolidated consultant costs (direct cost) and an under accrual of consolidated accrued payroll in each period and for the year ended December 31, 2003.  The second material weakness principally focused on the fact that certain accounts were not properly reconciled, resulting in adjustments to accounts including accrued expenses and shareholders’ equity (not affecting operating results) to be recorded on the consolidated balance sheet.

During management’s evaluation of internal controls related to the previously noted accounting error, certain deficiencies were identified, including a complicated design of intercompany accounts which increased the potential for error, staff turnover in the accounting department, the incorrect recording of intercompany transactions by an accounting clerk and the failure to detect these incorrect transactions during management’s review and approval process.

As a result of these deficiencies, the following actions were taken, or will be taken, to prevent future reoccurrence:

•                  Management will implement an improved intercompany transaction process, including foreign currency translation and financial reporting/consolidation procedures, which will be documented, with all key controls identified.

•                  All intercompany elimination entries will require two levels of approval (Accounting Manager and Controller), as opposed to the previous one level of approval.

•                  Monthly, the Corporate Controller will review and approve all intercompany elimination entries to ensure amounts are properly recorded.

•                  Canadian intercompany accounts, which currently record all receivable and payable activity in the same balance sheet account, will be divided into two intercompany accounts – one to record only intercompany invoicing transactions, one to record other (funding) transactions.  This will allow better tracking of intercompany transactions and more easily highlight incorrect entries, if any.

•                  A more detailed review of gross margins by line of business will be completed by the Controller (and reviewed by the CFO) on a quarterly basis.

•                  Additional training (internal and external) will be provided to all General Accounting personnel with an emphasis on Consolidation accounting.

•                  Internal Audit will conduct a review of intercompany transactions and the consolidation process during the fourth quarter of 2004 to ensure that newly designed controls are functioning properly.

Management and the Audit Committee intend to closely monitor the implementation of the remediation actions noted above and are prepared to take additional measures where necessary to strengthen internal controls and procedures to meet the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act and the rules adopted thereunder.  Other than the foregoing initiatives, since the date of management’s evaluation, there have been no material changes in our disclosure controls and procedures, including our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal controls over financial reporting.

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

COMPUTER HORIZONS CORP. (Registrant)

DATE:	November 9, 2004	/s/ William J. Murphy
William J. Murphy,
President and CEO
(Principal Executive Officer)

DATE:	November 9, 2004	/s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

DATE:	November 9, 2004	/s/ John E. Ferdinandi
John E. Ferdinandi
Corporate Controller
(Principal Accounting Officer)