Form 10-Q/A
period 2003-09-30
COMPUTER HORIZONS CORP
filed 2004-11-09
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Computer Horizons Corp the (“Company”). for the three months ended September 30, 2003 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.

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

As a result of the Company’s investigation into the causes of this accounting error, several remediating actions have been or are in the process of being implemented to prevent future reoccurrence and are included in Part 1 - Item 4. Control and Procedures on this Amendment No. 3 of Form 10-Q/A.

The effects of this restatement on the consolidated balance sheet of the Company as at September 30, 2003, and on the consolidated statements of operations and condensed consolidated statements of cash flows for the three months and nine months ended September 30, 2003, are presented in Item 1 (Restated Financial Statements) and Item 2 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Amendment No. 2. Certain internal accounting control issues identified by management and related to the restatement are disclosed in Item 4 of Part I of this Amendment No. 3. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

The Company’s restatement of its financial statements for the year ended December 31, 2003, is reflected in Amendment No. 3 on Form 10-K/A, filed concurrently herewith, which amends its previously filed Form 10-KA for the year ended December 31, 2003. The Company is also concurrently filing amendments on Forms 10-Q/A to its previously filed Forms 10-Q for each of the periods ended June 30, 2003, March 31, 2004 and June 30, 2004 to reflect the restatement of its financial statements for those periods.

Additional detail regarding the restatement is included in Note 2 of the Notes to Consolidated Financial Statements included in Part I — Item 1 of this Amendment No. 3 on Form 10-Q/A.

Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 3 to modify or update other disclosures presented in the original report on Form 10-Q/A for the period ended September 30, 2003. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Part I Financial Information
Item 1.
COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(As restated note 2)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,748	$59,769
Accounts receivable, net of allowance for doubtful accounts of $8,207 and $7,696 at September 30, 2003 and December 31, 2002, respectively	52,506	56,616
Deferred income taxes	5,167	4,557
Refundable income taxes	—	19,051
Other	5,557	7,219

TOTAL CURRENT ASSETS	113,978	147,212

PROPERTY AND EQUIPMENT	41,476	37,643
Less accumulated depreciation	(31,357)	(26,626)

	10,119	11,017

OTHER ASSETS - NET:
Goodwill (Note 4)	33,551	19,203
Intangibles (Note 4)	2,966	—
Deferred income taxes	13,293	8,020
Other	11,267	8,279

TOTAL OTHER ASSETS	61,077	35,502

TOTAL ASSETS	$185,174	$193,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,836	$10,830
Accrued payroll, payroll taxes and benefits	6,243	4,529
Restructuring reserve	3,028	3,266
Income taxes payable	1,144	—
Tax benefit reserve	19,600	19,600
Other accrued expenses	4,583	3,408

TOTAL CURRENT LIABILITIES	45,434	41,633

OTHER LIABILITIES	6,488	6,243

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at September 30, 2003 and December 31, 2002 respectively	3,315	3,315
Additional paid-in capital	133,162	133,518
Accumulated comprehensive loss	(1,933)	(4,306)
Retained earnings	13,279	28,255

	147,823	160,782

Less shares held in treasury, at cost; 2,586,344 shares and 2,660,667 shares at September 30, 2003 and December 31, 2002, respectively	(14,571)	(14,927)

TOTAL SHAREHOLDERS’ EQUITY	133,252	145,855

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$185,174	$193,731

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share data)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30, 2003		September 30, 2002		September 30, 2003		September 30, 2002
	(As restated note 2)				(As restated note 2)
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
IT Services	$32,235	50.0%	$49,127	66.8%	$103,738	56.5%	$157,800	68.6%
Solutions Group	27,016	41.9%	20,151	27.4%	65,308	35.6%	60,294	26.2%
Chimes	5,208	8.1%	4,296	5.8%	14,499	7.9%	12,017	5.2%
	64,459	100.0%	73,574	100.0%	183,545	100.0%	230,111	100.0%
COSTS AND EXPENSES:
Direct costs	45,069	69.9%	52,865	71.9%	131,336	71.6%	167,627	72.8%
Selling, general and administrative	20,494	31.8%	21,687	29.5%	56,273	30.7%	69,208	30.1%
Bad Debt Expense	389	0.6%	660	0.9%	4,252	2.3%	2,050	0.9%
Restructuring charge (Note 7)	787	1.2%	—	0.0%	2,985	1.6%	—	0.0%
Special charges (Note 14)	800	1.2%	—	0.0%	8,778	4.8%	—	0.0%
Amortization of Intangibles	526	0.8%	—	0.0%	526	0.3%	—	0.0%
	68,065	105.6%	75,212	102.3%	204,150	111.2%	238,885	103.8%
LOSS FROM OPERATIONS	(3,606)	-5.6%	(1,638)	-2.3%	(20,605)	-11.2%	(8,774)	-3.8%
OTHER INCOME / (EXPENSE):
Gain/(loss) on sale of assets	—	0.0%	—	0.0%	(273)	-0.1%	3,570	1.6%
Loss on investments	—	0.0%	—	0.0%	—	0.0%	(61)	0.0%
Interest income	96	0.1%	252	0.3%	372	0.2%	725	0.3%
Interest expense	(18)	0.0%	(5)	0.0%	(36)	0.0%	(168)	-0.1%
	78	0.1%	247	0.3%	63	0. %	4,066	1.8%
LOSS BEFORE INCOME TAXES, CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND MINORITY INTEREST	(3,528)	-5.5%	(1,391)	-2.0%	(20,542)	-11.2%	(4,708)	-2.0%
INCOME TAXES/(BENEFIT):
Current	298	0.5%	—	0.0%	298	0.2%	—	0.0%
Deferred	(962)	-1.5%	(473)	-0.6%	(5,883)	-3.2%	(1,601)	-0.7%
	(664)	-1.0%	(473)	-0.6%	(5,585)	-3.0%	(1,601)	-0.7%
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND MINORITY INTEREST	(2,864)	-4.4%	(918)	-1.4%	(14,957)	-8.2%	(3,107)	-1.3%
Minority Interest	21	0.0%	—	0.0%	(16)	0.0%	—	0.0%
Cumulative effect of change in accounting principle (Note 4)	—	0.0%	—	0.0%	—	0.0%	(29,861)	-13.0%
NET LOSS	$(2,843)	-4.4%	$(918)	-1.4%	$(14,973)	-8.2%	$(32,968)	-14.3%
LOSS PER SHARE (BASIC & DILUTED):
Before Cumulative Effect of Change in Accounting Principle and Minority Interest	$(0.09)		$(0.03)		$(0.49)		$(0.10)
Cumulative Effect of Change in Accounting Principle	$—		$—		$—		$(0.95)
Net Loss	$(0.09)		$(0.03)		$(0.49)		$(1.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic & Diluted	30,548,000		31,218,000		30,403,000		31,388,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002
	(As restated note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,973)	$(32,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	(5,883)	3,153
Depreciation	3,836	3,479
Amortization of intangibles	526	—
Provision for bad debts	4,252	2,050
Loss/(Gain) on sale of assets	273	(3,570)
Write off of goodwill	—	29,861
Change in assets and liabilities, net of acquisitions:
Accounts receivable	10,816	17,185
Other current assets	1,741	(1,822)
Assets held for sale	—	(1,929)
Other assets	(2,544)	1,393
Refundable income taxes	19,051	8,361
Accrued payroll, payroll taxes and benefits	1,714	(2,121)
Accounts payable	(1,477)	(859)
Income taxes payable	934	—
Other accrued expenses	(1,389)	(513)
Other liabilities	(347)	(775)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,530	20,925
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(1,683)	(2,455)
Acquisitions, net of cash	(22,141)	—
Proceeds received from the sale of assets	149	15,880
Acquisition of intangibles	(566)	—
Acquisition of goodwill	(427)	—
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(24,668)	13,425
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	(2,636)	—
Notes payable - banks, net	—	(10,000)
Stock options exercised	939	443
Purchase of treasury shares	(1,230)	(4,357)
Stock issued on employee stock purchase plan	291	948
NET CASH USED IN FINANCING ACTIVITIES	(2,636)	(12,966)
Foreign currency losses	1,753	(370)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(9,021)	21,014
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,769	41,033
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,748	$62,047

Supplemental disclosure of cash flow information:
Details of acquisition:
Tangible assets acquired (including cash of $347)	$13,083	$—
Liabilities assumed	(7,442)	—
Goodwill	13,921	—
Intangibles	2,926	—
Cash paid	22,488	—
Less: Cash received in acquisition	(347)	—
Net cash paid*	$22,141	$—

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

The following schedule reconciles net loss for the three months and nine months ended September 30, 2003 as originally reported, to the corresponding amounts on a restated basis after given effect to the adjustment described above.

	Three Months	Nine Months
(In thousands, except	Ended September 30,
per share data)	2003	2003
	(unaudited)	(unaudited)

Net loss as originally reported	(2,450)	(13,259)

Direct costs adjustment (pretax)	663	2,646

Income tax benefit	(270)	(932)
Net loss as restated	(2,843)	(14,973)

Loss per share (basic and diluted) as originally reported	(0.08)	(0.44)
Effect of Direct Costs adjustment	(0.01)	(0.05)
Loss per share (basic and diluted) as restated	(0.09)	(0.49)

The previously reported results of operations for the three and nine month ended September 30, 2003 as reported on Form 10Q with the Securities and Exchange Commission, have been amended to reflect the above adjustments.  The results of such adjustments, as compared with the Company’s previously reported results for the three and nine-month periods ended September 30, 2003, are set forth below.

(In thousands, except per share data)	Three Months ended September 30, 2003	Three Months ended September 30, 2003	Nine Months ended September 30, 2003	Nine Months ended September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	As Originally Reported	As Restated	As Originally Reported	As Restated

Revenue
IT Services	32,235	32,235	103,738	103,738
Solutions Group	27,016	27,016	65,308	65,308
Chimes	5,208	5,208	14,499	14,499
	64,459	64,459	183,545	183,545

Cost and expenses
Direct costs	44,406	45,069	128,690	131,336
Selling, general and administrative	20,494	20,494	56,273	56,273
Bad debt expense	389	389	4,252	4,252
Restructuring charge	787	787	2,985	2,985
Special charges	800	800	8,778	8,778
Amortization of intangibles	526	526	526	526
	67,402	68,065	201,504	204,150

Loss from Operations	(2,943)	(3,606)	(17,959)	(20,605)

Other income/expenses
Gain/(loss) on sale of assets	—	—	(273)	(273)
Interest income	96	96	372	372
Interest expense	(18)	(18)	(36)	(36)
	78	78	63	63

Loss before income taxes	(2,865)	(3,528)	(17,896)	(20,542)
Income tax benefit	(394)	(664)	(4,653)	(5,585)
Net loss before minority interest	(2,471)	(2,864)	(13,243)	(14,957)
Minority Interest	21	21	(16)	(16)
Net loss	(2,450)	(2,843)	(13,259)	(14,973)
Basic earnings and diluted per share	(0.08)	(0.09)	(0.44)	(0.49)

The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at September 30, 2003.

	September 30,	September 30,
	2003	2003
	(As originally reported)	(As restated)
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,748	$50,748
Accounts receivable, net of allowance for doubtful accounts of $8,207 September 30, 2003	52,506	52,506
Deferred income taxes	5,167	5,167
Refundable income taxes	—	—
Other	5,557	5,557

TOTAL CURRENT ASSETS	113,978	113,978

PROPERTY AND EQUIPMENT	41,476	41,476
Less accumulated depreciation	(31,357)	(31,357)

	10,119	10,119

OTHER ASSETS - NET:
Goodwill (Note 4)	33,551	33,551
Intangibles (Note 4)	2,966	2,966
Deferred income taxes	12,361	13,293
Other	11,267	11,267

TOTAL OTHER ASSETS	60,145	61,077

TOTAL ASSETS	$184,242	$185,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,836	$10,836
Accrued payroll, payroll taxes and benefits	3,636	6,243
Restructuring reserve	3,028	3,028
Income taxes payable	1,144	1,144
Tax benefit reserve	19,600	19,600
Other accrued expenses	5,932	4,583

TOTAL CURRENT LIABILITIES	44,176	45,434

OTHER LIABILITIES	6,488	6,488

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at September 30, 2003	3,315	3,315
Additional paid-in capital	133,162	133,162
Accumulated comprehensive loss	(3,324)	(1,933)
Retained earnings	14,996	13,279

	148,149	147,823

Less shares held in treasury, at cost; 2,586,344 shares at September 30, 2003	(14,571)	(14,571)

TOTAL SHAREHOLDERS’ EQUITY	133,578	133,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$184,242	$185,174

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

		Three Months Ended		Nine Months Ended
		September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
		(As restated note 2)		(As restated note 2)
Net loss	As reported	$(2,843)	$(918)	$(14,973)	$(32,968)

	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(438)	(882)	(1,746)	(3,693)
	Pro forma	$(3,281)	$(1,800)	$(16,719)	$(36,661)
Earnings per share
Basic	As reported	$(0.09)	$(0.03)	$(0.49)	$(1.05)
	Pro forma	(0.11)	(0.06)	(0.55)	(1.17)
Diluted	As reported	$(0.09)	$(0.03)	$(0.49)	$(1.05)
	Pro forma	(0.11)	(0.06)	(0.55)	(1.17)

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

The following pro forma table shows the effect of the cumulative effect of change in accounting principle on the Company’s net loss as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(As restated note 2)		(As restated note 2)
Reported Net Loss	$(2,843)	$(918)	$(14,973)	$(32,968)
Cumulative Effect of Change in Accounting Principle	—	—	—	29,861
Adjusted Net Loss	$(2,843)	$(918)	$(14,973)	$(3,107)
Reported Loss per Share:
Basic & Diluted	$(0.09)	$(0.03)	$(0.49)	$(1.05)
Adjustment for Cumulative Effect of Change in Accounting Principle:
Basic & Diluted	—	—	—	0.95
Adjusted Loss per Share:
Basic & Diluted	$(0.09)	$(0.03)	$(0.49)	$(0.10)

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

	Three Months Ended		Nine Months Ended
(in 000’s)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(As restated note 2)		(As restated note 2)
Revenue:
IT Services	$32,235	$49,127	$103,738	$157,800
Solutions Group	27,016	20,151	65,308	60,294
Chimes	5,208	4,296	14,499	12,017
TOTAL	$64,459	$73,574	$183,545	$230,111
Gross Margin:
IT Services	$6,514	$10,441	$20,763	$31,997
Solutions Group	7,993	6,361	18,009	19,965
Chimes	4,882	3,907	13,436	10,522
TOTAL	$19,389	$20,709	$52,208	$62,484
Operating income / (loss):
IT Services	$1,975	$4,110	$6,150	$11,512
Solutions Group	2,143	2,252	6,525	4,586
Chimes	(113)	(1,682)	(2,377)	(6,091)
TOTAL	$4,005	$4,680	$10,298	$10,007
Corporate Allocation:
IT Services	$3,213	$4,219	$9,249	$12,871
Solutions Group	1,767	1,730	4,999	4,927
Chimes	519	369	1,303	984
TOTAL	$5,499	$6,318	$15,551	$18,782
Income/(loss) before income tax benefit:
IT Services	$(1,238)	$(109)	$(3,099)	$(1,359)
Solutions Group	376	522	1,526	(341)
Chimes	(632)	(2,051)	(3,680)	(7,075)
TOTAL	$(1,494)	$(1,638)	$(5,253)	$(8,775)
Assets:
IT Services			$27,057	$43,579
Solutions Group			67,176	43,370
Chimes			15,625	20,285
Corporate and other			75,316	99,515
TOTAL			$185,174	$206,749

Reconciliation of Segment Loss before Income Tax Benefit to Consolidated Loss Before Income Tax Benefit:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(As restated note 2)		(As restated note 2)
Total Segments Loss before Income Tax Benefit	$(1,494)	$(1,638)	$(5,253)	$(8,775)
Adjustments:
Interest income, net	78	247	336	558
Gain/(loss) on sale of assets	—	—	(273)	3,570
Restructuring charges	(787)	—	(2,985)	—
Amortization of intangibles	(526)	—	(526)	—
Special charges	(800)	—	(8,778)	—
Write-off of terminated project	—	—	(3,064)	—
Net loss on investments	—	—	—	(61)
Total Adjustments:	$(2,035)	$(247)	(15,290)	4,067
Consolidated loss before income taxes, cumulative effect of change in accounting principle and minority interest	$(3,529)	$(1,391)	$(20,543)	$(4,708)

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(As restated note 2)		(As restated note 2)
Comprehensive Loss:
Net Loss	$(2,843)	$(918)	$(14,973)	$(32,968)
Other comprehensive income/(loss) - Foreign currency adjustment	214	(48)	1,753	(370)
Unrealized gain/(loss) on SERP investments	(112)	—	621	—
Comprehensive Loss	$(2,741)	$(966)	$(12,599)	$(33,338)

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

	Actual	Pro Forma (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(As restated, note 2)		(As restated, note 2)
Revenues:
IT Services	$32,235	$49,127	$103,738	$157,800
Solutions Group	27,016	28,499	84,173	83,931
Chimes	5,208	4,296	14,499	12,017
Total	64,459	81,922	202,410	253,748
Loss before minority interest and change in accounting principle	(2,864)	(236)	(14,671)	(1,762)
Minority interest	21	—	(16)	—
Cumulative effect of change in accounting principle	—	—	—	(29,861)
Net loss	$(2,843)	$(236)	$(14,687)	$(31,623)
Loss per share — (basic & diluted):
Net loss	$(0.09)	$(0.01)	$(0.48)	$(1.01)
Weighted average number of shares outstanding — basic & diluted	30,548,000	31,218,000	30,403,000	31,388,000

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to the Company’s, consolidated financial statements for 2003 as previously reported in the Company’s Form 10-Q for the quarters September 30, 2003, as amended and 2002.  Details of the adjustments are shown below and address all quarterly periods affected by the adjustments, which include the quarterly periods ending June 30 2003 through June 30, 2004.

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

Additional detail with respect to the impact of the restatement on the Company’s results of operations is reported in Note 2 of the notes to the Consolidated Financial Statement included in Part I Item 1 of this Amendment No. 3 of Form 10QA.

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

Direct Costs.     Direct costs decreased to $45.1 million and $131.3 million in the third quarter and first nine months of 2003, respectively, from $52.9 million and $167.6 million in the comparable periods of 2002.  Consolidated gross margin, revenues less direct costs, increased to 30.1% and 28.4% in the third quarter and nine months ended September 30, 2003 from 28.1% and 27.2% in the same periods of 2002.  In the Company’s Solutions Group, gross profit totaled $8.0 million, or 29.6% as a result of the RGII acquisition.  Without RGII, gross profit declined approximately $2.4 million during the third quarter of 2003 and declined 25.0% from 33.1% for the nine months ended September 30, 2003 and 2002, respectively.  These declines were a result of lower utilization rates in the Healthcare Practice and higher direct costs in the Education division.  Gross margin in the Company’s IT Services segment decreased to 20.2% and 20.0% from 21.3% and 20.3% for the third quarter and first nine months ended September 30, 2003 and 2002, respectively.  The decrease is attributable to a reduction in staff utilization (billable hours/available hours) in the third quarter of 2003, primarily resulting from the Northeast blackout.  Gross margin in the Company’s Chimes segment increased to 93.7% and 92.7% from 90.9% and 87.6% for the third quarter and first nine months ended September 30, 2003 and 2002, respectively, due to the increase in revenue from new customers at a higher gross margin.

Excluding the asset held for sale, Princeton Softech, Inc., in the first nine months of 2002, direct costs decreased to $131.3 million in the first nine months of 2003 from $167.6 million in the same period of 2002. Gross margin in the first nine months of 2002 was 26.4%.

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

Loss from Operations.     The Company’s loss from operations totaled $3.6 million in the third quarter of 2003, an increase to the loss of $2.0 million, from a loss of $1.6 million in the third quarter of 2002. Operating margins were a loss of 5.6% in the third quarter of 2003 as compared to a loss of 2.3% in the third quarter of 2002. This increase in the loss from operations in 2003 included a special charge of $800,000 or 1.2% of revenue, the entire amount related to the unilateral acquisition proposal and activities of Aquent LLC. In addition, the Company incurred restructuring charges of $787,000, or 1.2% of revenue, relating primarily to the closing of facilities in the United Kingdom and amortization of intangibles of $526,000, or 0.8% of revenue. The composition of the operating loss, excluding special items in 2003, included a loss of $1.2 million in IT Services, profit of $376,000 in the Solutions Group and a loss of $632,000 in Chimes. This compares to the operating loss of $1.6 million in the third quarter of 2002, consisting of a loss of $109,000 in IT Services, profit of $522,000 in the Solutions Group and a loss of $2.0 million in Chimes. Operating margins, excluding these special items, were a loss of 2.3% in the third quarter of 2003 as compared to a loss of 2.2% in the third quarter of 2002.

The Company’s loss from operations totaled $20.6 million in the first nine months of 2003, an increase of $11.8 million, from a loss of $8.8 million in the comparable period of 2002. The loss from operations in 2003 included a special charge of $8.8 million, or 4.8%, consisting of $3.7 million for the separation package of the former CEO and $5.1 million pertaining to expenses related to the unilateral acquisition proposal and activities of Aquent LLC, restructuring charges of $3.0 million, or 1.6% of revenue, relating primarily to the closing of facilities in Canada and the United Kingdom, amortization of intangibles of $526,000, or 0.3% of revenue and a special bad debt charge of $3.1 million, or 1.7% of revenue due to the write-off of a terminated contract with a customer for financial reasons. The loss from operations in 2002 included the loss from operations of the asset held for sale, Princeton Softech, Inc., of $1.9 million, or 1.1% of revenue. The composition of the 2003 operating loss, excluding the special items noted above included a loss of $3.1 million in IT Services, profit of $1.5 million in the Solutions Group and a loss of $3.7 million in Chimes. This compares to the operating loss of $6.8 million, excluding operations of Princeton Softech, in the first nine months of 2002, consisting of a loss of $1.4 million in IT Services, income of $1.7 million in the Solutions Group and a loss of $7.1 million in Chimes. Operating margins, excluding all special items, were a loss of 2.9% in the first nine months of 2003 as compared to a loss of 3.0% in the comparable period of 2002.

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

Provision for Income Taxes.     The effective tax rates for Federal, state and local income taxes were 19% and 27% for the third quarter and first nine months of 2003, respectively, compared with 34% for the comparable periods of 2002. The decrease in the effective tax rates was primarily attributable to valuation allowances recorded for state and foreign net operating loss carryovers.

Net Loss.     Net loss for the third quarter of 2003 was $2.8 million, or $0.09 loss per diluted share, compared to net loss of $918,000, or $0.03 loss per diluted share for the third quarter of 2002, an increased loss of $1.9 million. The effect of special charges, restructuring charges and amortization of intangibles amounted to $0.06 loss per share, net of taxes, in the third quarter of 2003. For the first nine months of 2003, the net loss was $15.0 million, or $0.49 loss per diluted share, compared to a net loss of $33.0 million, or $1.05 loss per diluted share for the first nine months of 2002. The net loss in the first nine months of 2002 includes a charge for the cumulative effect of change in accounting principle of $29.9 million, or $0.95 per share, net of taxes, and operations of assets held for sale and the gain on sale of assets, which amounted to $1.1 million, or $0.03 loss per share, net of taxes.

Liquidity and Capital Resources

At September 30, 2003, the Company had approximately $68.5 million in working capital, of which $50.7 million was cash and cash equivalents.

Net cash provided by operating activities in the first nine months of 2003 was $16.5 million, consisting primarily of the tax refund received and a reduction in client accounts receivable.

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

At September 30, 2003, the Company had a current ratio position of 2.5 to 1. The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next year.

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

In December 2002, the Financial Accounting Standards Board approved the issuance of SFAS No. 148, “Accounting for Stock-Based Compensation - Translation and Disclosure.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The Company adopted the disclosure provisions as of December 31, 2002.

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

10.1—Employment agreement between Computer Horizons Corp. and Kristin Evins.*

31.1—CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2—CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1—CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2—CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
John E. Ferdinandi, Corporate Controller
(Principal Accounting Officer)