Form 10-K/A
period 2003-12-31
COMPUTER HORIZONS CORP
filed 2004-11-09
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 3

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐  .

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $ 142,000,000.

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

Explanatory Note

The purpose of this Amendment No. 3 on Form 10-K/A to the Annual Report on Form 10-K of Computer Horizons Corp. (the “Company”) for the year ended December 31, 2003 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.

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

The aggregate amount for all periods affected was an understatement of consultant costs totaling $5,555,000, with an after-tax impact of $3,462,000 or $(0.12) per share.  The pre-tax, after tax and EPS effect of this non-cash charge for each period affected are shown below (dollars in thousands, except per share data):

Quarter Ended	Gross Amount	Net of Tax Effect	Effect on EPS	Restated Loss per share
June 30, 2003	$1,983	$1,321	($ 0.05)	($ 0.36)
September 30, 2003	664	394	(0.01)	(0.09)
December 31, 2003	749	492	(0.01)	(0.07)
Year ended December 31, 2003	3,396	2,207	(0.07)	(0.56)
March 31, 2004	864	562	(0.02)	(0.02)
June 30, 2004	1,295	693	(0.03)	(0.00)
Six months ended June 30, 2004	2,159	1,255	(0.05)	(0.02)
Total Restatement Impact	$5,555	$3,462	$(0.12)

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

* Represents cumulative effect of all previous quarterly periods deemed not material on an individual quarter basis.

In addition, in the second quarter of 2003, the Company made a balance sheet correction resulting in an increase in shareholders’ equity and a decrease in accrued payroll of $41,000.

As a result of the Company’s investigation into the causes of this accounting error, several remediating actions have been or are in the process of being implemented to prevent future reoccurrence and are included in Part II - Item 9A Control and Procedures on this Amendment No. 3 of Form 10-K/A.

The effects of this restatement on the consolidated balance sheet of the Company as of December 31, 2003, and on the consolidated statements of operations and condensed consolidated statements of cash flows for the year ended December 31, 2003, are presented in Item 6 (Selected Restated Financial Data), Item 7 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Restated Financial Statements and Supplementary Data) of Part II and Item 15 (Exhibits, Financial Statement Schedules and Reports on Form 8-k of Part IV of this Amendment No. 3. Certain internal accounting control issues identified by management and related to the restatement are disclosed in Item 9A of Part II of this Amendment No. 3. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

The Company is concurrently filing amendments on Forms 10-Q/A to its previously filed Forms 10-Q for each of the periods ended June 30, 2003, September 30, 2003, March 31, 2004 and June 30, 2004 to reflect the restatement of its financial statements for those periods.

Additional detail regarding the restatement is included in Note 2 of the Notes to Consolidated Financial Statements included in Part II — Item 8 of this Amendment No. 3 on Form 10-K/A.

Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 3 to modify or update other disclosures presented in the original report on Form 10-K/A for the period ended December 31, 2003. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.

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

The Company’s clients are primarily Global 2000 companies with significant information technology budgets and recurring staffing needs.  In 2003, the Company provided information technology services to 967 clients.   During 2003, the Company’s largest client accounted for 7% of the Company’s consolidated revenues .  The Company offers its clients a broad range of business and technical services as an outsourcer and systems integrator capable of providing complex total solutions.  This total solutions approach comprises proprietary software and tools, proven processes and methodologies, tested project management practices and resource management and procurement programs.

The Company offers global technology services and solutions, which are divided into three divisions; (1) Solutions, (2) IT Services and (3) Chimes.

(1) Solutions:  CHC Solutions Group (including RGII Technologies Inc., CHC Healthcare Solutions and CHC’s training/education practice) is an e-Business Solutions provider, enabling enterprises and Federal, State and Local government agencies to build business-critical and highly scalable solutions.  The Solutions Group, comprised of approximately 800 IT professionals, offers a comprehensive list of integrated solutions including e-business strategy and assessment; HIPAA compliance; on shore, near-shore and offshore outsourcing;  enterprise network management; web architecture design; hosting and integration; application development; customer relationship management (CRM); project management; systems integration; networking services and education/training.  In addition, in September 2003, the Company acquired the Xpress TM software suite which, along with related implementation services, enables manufacturers to become UCCnet compliant whereby product identification data is synchronized and standardized with retailers.  For projects in the Solutions’ division, CHC is responsible for the project management and supervision.  Generally, the gross margins in this division are higher than that of the IT Services division.  Revenues in the Solutions Group are recognized as services are performed under either time-and-material or a fixed fee basis.  However, adjustments are made if necessary to reflect progress against milestones or deliverables.

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

(1c) CHC Healthcare Solutions, LLC :  CHC Healthcare Solutions was formed in 2002, as a consortium of Computer Horizons Corp. and a healthcare consulting firm, ZA Consulting, LLC. CHC Healthcare Solutions, reported under CHC Solutions, offers operational, compliance and technology services and solutions to the healthcare industry.

(1d) Education/Training :   The Company’s education division offers custom-designed and/or existing training programs to enhance the competencies of client staff in specific technologies, languages, methodologies and applications.  The prevailing focus of the Company is to assist clients through instructor-led, on-site training and consulting in the transitioning IT organization of Global 2000 corporations nationwide.   To support these changing technologies, the Company has developed extensive curriculum offerings in Web Technologies, Relational Databases, Programming Languages, Reporting Tools, Process Improvement, UNIX, Client/Server and Mainframe Technologies.

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

Item 6.  Selected Financial Data

Consolidated Statement of Operations Data:

	December 31,
	2003	2002	2001	2000	1999
	(As restated, Note 2)
	(dollar amounts in thousands, except per share data)

Revenues	$245,210	$297,115	$400,784	$445,479	$534,594

Costs and expenses:
Direct costs	173,198	216,181	281,576	312,815	365,310
Selling, general and administrative	80,634	91,343	128,832	170,143	131,087
Amortization of intangibles	1,084	—	2,695	7,434	6,202
Restructuring charges	3,278	2,515	1,048	1,166	6,355
Write-down of assets held for sale	—	—	5,473	40,362	—
Special charges	10,113	—	—	—	—

Income / (loss) from operations	(23,097)	(12,924)	(18,840)	(86,441)	25,640

Other income / (expense):
Gain/(loss) on sale of assets	(424)	5,890	(3,197)	—	—
Net (loss) / gain on investments	(432)	(61)	90	—	—
Interest income	529	928	2,293	620	1,353
Interest expense	(51)	(174)	(1,944)	(1,825)	(1,355)

Income / (loss) before income taxes and cumulative effect of a change in accounting principle and minority interest	(23,475)	(6,341)	(21,598)	(87,646)	25,638

Income taxes / (benefit)	(6,409)	1,869	(7,148)	(29,819)	11,013

Income / (loss) before cumulative effect of change in accounting principle and minority interest	(17,066)	(8,210)	(14,450)	(57,827)	14,625
Minority interest	(89)	35	—	—	—
Cumulative effect of change in accounting principle	—	(29,861)	—	—	—

Net income / (loss)	$(17,155)	$(38,036)	$(14,450)	$(57,827)	$14,625

Earnings / (loss) per share:
Basic	$(0.56)	$(1.22)	$(0.45)	$(1.83)	$0.47

Diluted	$(0.56)	$(1.22)	$(0.45)	$(1.83)	$0.46

Weighted average number of shares outstanding:
Basic	30,455,000	31,243,000	31,911,000	31,656,000	30,940,000

Diluted	30,455,000	31,243,000	31,911,000	31,656,000	31,647,000

	December 31,
	2003	2002	2001	2000	1999
	(As restated, Note 2)
	(dollar amounts in thousands, except per share data)
Analysis (%)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	29.4	27.2	29.7	29.8	31.7
Selling, general and administrative	32.9	30.8	32.1	38.2	24.5
Amortization of intangibles	0.4	—	0.7	1.7	1.2
Restructuring charges	1.3	0.8	0.2	0.3	1.2
Write-down of assets held for sale	—	—	1.4	9.0	—
Special charges	4.1	—	—	—	—

Income / (loss) from operations	(9.4)	(4.4)	(4.7)	(19.4)	4.8
Gain / (loss) on sale of assets	(0.2)	2.0	(0.8)	—	—
Net (loss) / gain on investments	(0.2)	—	—	—	—
Interest income / (expense) – net	0.2	0.3	0.1	(0.3)	—

Income / (loss) before income taxes and cumulative effect of a change in accounting principle and minority interest	(9.6)	(2.1)	(5.4)	(19.7)	4.8
Income taxes / (benefit)	(2.6)	0.6	(1.8)	(6.7)	2.1

Income / (loss) before cumulative effect of change in accounting principle	(7.0)	(2.7)	(3.6)	(13.0)	2.7

Cumulative effect of change in accounting principle	—	(10.1)	—	—	—

Net income / (loss)	(7.0)	(12.8)	(3.6)	(13.0)	2.7

Revenue growth / (decline) YOY	(17.5)	(25.9)	(10.0)	(16.7)	3.8
Net income growth / (decline)YOY	54.9	(163.2)	75.0	(495.4)	(66.4)
Return on equity, average (1)	(12.4)	(22.7)	(7.3)	(24.6)	5.7
Effective tax rate	27.3	29.5	33.1	34.0	43.0

Consolidated Balance Sheet Data:
At year-end
Total assets	$180,326	$193,731	$237,721	$269,396	$347,994
Working capital	64,824	105,579	115,747	134,472	129,857
Long-term debt	—	—	—	—	4,100
Shareholders’ equity	130,337	145,855	189,855	207,924	262,652

Other Data:
Stock price	$3.92	$3.27	$3.21	$2.44	$16.19
P/E multiple	N/A	N/A	N/A	N/A	34

Employees	2,665	2,800	3,313	4,186	4,149
Clients (during year)	967	905	879	800	785
Offices (worldwide)	31	36	52	43	50

(1)           Return on equity, average is calculated by dividing Net Income / (loss) for the period by the average shareholders’ equity for the same period.

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

The loss from operations in 2003 totaled $23.1 million, including special charges of $10.1 million, restructuring charges of $3.3 million and amortization of intangibles of $1.1 million.  The loss from operations in 2002 totaled $12.9 million and included $2.5 million of restructuring charges.  The decrease in the loss from operations during 2003, excluding these special items, was primarily a result of gross margin improvement attributable to the change in the consolidated revenue mix to 46% Solutions revenue (including Chimes) for 2003, from 32% Solutions revenue (including Chimes) in 2002.  In addition, selling, general and administrative expenses were reduced due to office closures and staff headcount reductions.

Management continues to focus on maintaining a strong balance sheet, with $52.6 million of cash at December 31, 2003, along with $64.8 million in working capital and no debt outstanding.  Cash flow generated from operations exceeded $16.8 million for 2003, partially due to the receipt of a $20 million income tax refund and a significant reduction in accounts receivable.

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

Forward Looking Statements

The following section should be read in conjunction with our consolidated financial statements and related notes appearing in this Form 10K/A.  Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended.  Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission (SEC).  Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements.  Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements.  Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company’s services, the availability of qualified professional staff, and price and wage inflation.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to the Company’s consolidated financial statements for 2003 as previously reported in the Company’s Form 10K for the year ended December 31, 2003, as amended and 2002.  Details of the adjustments are shown below and address all quarterly periods affected by the adjustments, which include the quarterly periods ending June 30 2003 through June 30, 2004.

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

The aggregate amount for all periods affected was an understatement of consultant costs totaling $5,555,000, with an after-tax impact of $3,462,000 or $(0.12) per share.  The pre-tax, after tax and EPS effect of this non-cash charge for each period affected are shown below (dollars in thousands, except per share data):

Quarter Ended	Gross Amount	Net of Tax Effect	Effect on EPS	Restated Loss per share
June 30, 2003	$1,983	$1,321	$(0.05)	$(0.36)
September 30, 2003	664	394	(0.01)	(0.09)
December 31, 2003	749	492	(0.01)	(0.07)
Year ended December 31, 2003	3,396	2,207	(0.07)	(0.56)
March 31, 2004	864	562	(0.02)	(0.02)
June 30, 2004	1,295	693	(0.03)	(0.00)
Six months ended June 30, 2003	2,159	1,255	(0.05)	(0.02)
Total Restatement Impact	$5,555	$3,462	$(0.12)

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

Additional detail with respect to the impact of the restatement on the Company’s results of operations is reported in Note 2 of the notes to the Consolidated Financial Statements included in Part II Item 8 of this Amendment No 3 of Form 10K/A.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Revenues

Revenues .  Consolidated revenue decreased to $245.2 million in the year ended December 31, 2003 from $297.1 million in the year ended December 31, 2002, a decrease of $51.9 million or 17.5%.

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

 IT Services revenues decreased to $133.1 million in the year ended December 31, 2003 from $201.3 million in the year ended December 31 2002, a decrease of $68.2 million or 33.9%.  The decrease in IT Services revenue of $68.2 million, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by customers and the lagging economy.  For the year ended December 31, 2003, IT Services consultant average headcount decreased by 23.9%, accounting for approximately $48 million of the revenue decrease.  The balance of the decrease in revenue (approximately $20 million) is attributable to a reduction in average bill rates .   The reduction in average bill rates was due to the competitive pricing pressures in the domestic staff augmentation market.  The Company does not anticipate growth during 2004 in IT Services headcount levels unless IT spending increases at the Company’s clients.

Chimes revenue increased to $20.0 million in the year ended December 31, 2003, from $16.5 million in the year ended December 31, 2002, an increase of $3.5 million or 21.2%.  This increase was primarily due to an increase in revenue from new customers of approximately $2.8 million and an increase of approximately $700,000 in revenue from existing customers in this segment.

Direct Costs .  Direct costs decreased to $173.2 million in the year ended December 31, 2003 from $216.2 million in the year ended December 31, 2002. Consolidated gross margin, revenue less direct costs, increased to 29.4% for the year ended December 31, 2003 from 27.2% in the same period of 2002.  In the Company’s Solutions Group, gross profit increased to $26.6 million, or 28.7% as a result of the RGII acquisition.  Without RGII, gross profit for the year ended December 31, 2003 declined approximately $7.0 million from the year ended December 31, 2002.  These declines were a result of continued softness in the healthcare arena.  Gross margin in the Company’s IT Services segment stayed relatively flat at 20.1% for the year ended December 31, 2003.  Gross margin in the Company’s Chimes segment increased to 93.0% from 88.3% for the year ended December 31, 2003 and 2002, respectively, due to improved margins at existing customers.

Excluding the asset held for sale, Princeton Softech, Inc., in the year ended December 31, 2002, direct costs decreased to $173.2 million in the year ended December 31, 2003 from $215.7 million for the year ended December 31, 2002.  Gross margin for the year of 2002 excluding Princeton Softech, Inc. was 26.7%.

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

Restructuring charges / (credits) .   During the year ended December 31, 2003, the Company recorded restructuring charges of $3.3 million for terminated leases ($1.4 million), severance ($1.6 million) and general office closure expense ($330,000) relating primarily to the closing of facilities in Canada and the United Kingdom.  During the year ended December 31, 2002, the Company recorded a restructuring charge of $2.5 million pertaining to 2002 office closings, including a reversal of $192,000 of the previously recorded restructure reserves pertaining to lease buyouts and $140,000 pertaining to severance adjustments.  In both 2003 and 2002, the office closings were made to eliminate the infrastructure costs related to having offices in certain areas.  The Company did not eliminate marketing efforts or business in these areas, but rather turned these areas into virtual marketplaces whereby sales personnel work from their homes.  As a result of these office closings, in both IT Services and the Solutions business areas, rent expense and the related reduction of SG&A headcount (salary and fringe benefits) were eliminated from the current SG&A cost structure.

Special charges .  For the year ended December 31, 2003, the Company incurred special charges of $10.1 million consisting of a severance package for the Company’s former CEO and expenses related to the unilateral acquisition proposal and activities of Aquent LLC.  The separation package of the former CEO included a $3.5 million severance payment and $200,000 in continued medical coverage.  The remaining $6.4 million of the expense pertained to the unilateral acquisition proposal and activities of Aquent LLC.  This expense is primarily attributable to approximately $3.4 million of legal fees, $1.8 million in financial advisor fees and $1.2 million of proxy solicitation and other fees.  As management considers these special items to be infrequent and material in nature, the Company has reported the expenses on a separate line for full disclosure purposes, however, the amounts are reported within operating income.

Loss from Operations .   The Company’s loss from operations totaled $23.1 million in the year ended December 31, 2003, an increased loss of $10.2 million, from a loss of $12.9 million in the year ended December 31, 2002.  As discussed above, this increase in the loss from operations in 2003 included special charges of $10.1 million, or 4.1% of revenue, restructuring charges of $3.3 million, or 1.3% of revenue, amortization of intangibles of $1.1 million, or 0.4% of revenue and a special bad debt charge of $3.1 million, or 1.3% of revenue due to the write-off of a terminated contract with a customer for financial reasons.  The loss from operations in 2002 included the loss from operations of the asset held for sale, Princeton Softech, Inc., of $1.9 million, or 0.6% of revenue and restructuring charges of $2.5 million or 0.8% of revenue.  The 2003 loss before income tax benefit, excluding the special items noted above and loss on sale of assets, net loss on investments and net interest income totaling expense of $378,000 totaled $5.6 million and was comprised of a loss of $4.1 million in IT Services, profit of $2.5 million in the Solutions Group and a loss of $4.0 million in Chimes.  This compares to the loss before income tax benefit of $10.4 million, excluding the special items noted above and gain on sale of assets, net loss on investments and net interest income totaling income of $6.6 million in the year ended December 31, 2002, consisting of a loss of $2.2 million in IT Services, income of $766,000 in the Solutions Group and a loss of $8.9 million in Chimes.  Loss before income tax benefit, excluding all special items, was a loss of 2.3% of revenue for the year ended December 31, 2003 as compared to a loss of 3.5% in the comparable period of 2002.

Other Income/(Expense) .   Other expense was $378,000 in the year ended December 31, 2003, compared to other income of $6.6 million in the comparable period of 2002.  This difference was primarily due to the gain on the sale of Princeton and Spargo in 2002 totaling approximately $5.9 million.

Provision for Income Taxes .  The effective tax rate for Federal, state and local income taxes was a tax benefit of 27.3% for the year ended December 31, 2003 compared with a tax expense of 29.5% for the year ended December 31, 2002.  The primary reason for the change in the effective tax rate was the establishment of a valuation allowance of state deferred tax assets in 2002.  A review of all available positive and negative evidence was conducted by the Company, including the Company’s current and past performance, market environment in which the company operates, and the length of carryback and carryforward periods.  In January 2003, the Company received a federal income tax refund of $20 million, resulting from the Economic Stimulus Act of 2002 (see Note 8).

Net Loss .  For the year ended December 31, 2003, the net loss was $17.2 million, or $0.56 loss per diluted share, compared to a net loss of $38.0 million, or $1.22 loss per diluted share for the year ended December 31, 2002.  The effect of restructuring charges, loss on sale of assets, loss on sale of investments, amortization expense, the write-off of the terminated project and special charges amounted to $0.45 loss per share, net of taxes in 2003.  The net loss in the year ended December 31, 2002 includes a charge for the cumulative effect of change in accounting principle of $29.9 million, or $0.96 per share and differences in the effective tax rate primarily relating to the recording of a valuation allowance in the Company’s state deferred tax assets of approximately $4.0 million, or $0.13 per share.  The effect of restructuring charges, operations of assets held for sale, gain on sale of assets, cumulative effect of change in accounting principle and the valuation allowance on deferred tax assets amounted to $1.06 loss per share, net of taxes, in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 Revenues

Revenues .  Consolidated revenues decreased to $297.1 million in the year ended December 31, 2002 from $400.8 million in the year ended December 31, 2001, a decrease of $103.7 million, or 25.9%.

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

Direct Costs .  Direct costs decreased to $216.2 million in the year ended December 31, 2002 from $281.6 million in the year ended December 31, 2001.  Gross margin decreased to 27.2% in the year ended December 31, 2002 from 29.7% in the year ended December 31, 2001.

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

Restructuring Charges / (Credits ).  During the year ended December 31, 2002, the Company recorded a restructuring charge of $2.5 million pertaining to 2002 office closings, including a reversal of $192,000 of the previously recorded restructure reserves pertaining to lease buyouts and $140,000 pertaining to severance adjustments.  These office closings were made to eliminate the infrastructure costs related to having offices in certain areas.  The Company did not eliminate marketing efforts or business in these areas, but rather turned these areas into virtual marketplaces whereby sales personnel work from their homes.  As a result of these office closings, in both IT Services and the Solutions business areas, rent expense and the related reduction of SG&A headcount (salary and fringe benefits) were eliminated from the current SG&A cost structure.

During the year ended December 31, 2001, the Company recorded a restructuring charge adjustment of $1.0 million primarily due to the termination, by the sublessee, of the sublease contracts for closed offices included in the 1999 restructure charge.  Since the sublessee defaulted on the rent payments, it was necessary to restore the Company’s liability for the remaining lease obligations.

Write-down of Assets Held for Sale .  In the second quarter of 2001, the Company recorded $5.5 million expense for the write-down of assets held for sale to further reduce the carrying amount of EBN to the estimated net realizable value.

Income / (Loss) from Operations .  The Company’s loss from operations excluding restructuring charges, write-down of assets held for sale and amortization expense in 2001, totaled $10.4 million for the year ended December 31, 2002, a decline of $0.8 million or 8.3%, from a loss of $9.6 million in the year ended December 31, 2001.  The composition of the operating loss of $10.4 million included a loss of $2.2 million in IT Services, profit of $766,000 in the Solutions Group and a loss of $8.9 million in Chimes.  This compares to the operating loss of $9.6 million in the year ended December 31, 2001, consisting of profit of $7.7 million in IT Services, loss

of $7.2 million in the Solutions Group and loss of $10.1 million in Chimes.   Operating margins, excluding restructuring charges, write-down of assets held for sale and amortization expense in 2001, were a loss of 3.5% in the year ended December 31, 2002 as compared to a loss of 2.4% in the year ended December 31, 2001.

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

Other Income/(Expense) .  For the year ended December 31, 2002, other income increased to $6.6 million from other expense of $2.8 million in the year ended December 31, 2001.  This increase in other income was primarily attributable to a $3.2 million gain on the sale of Princeton and a $2.7 million gain on the sale of Spargo which resulted from a favorable purchase price adjustment after the final resolution of outstanding accounts receivables and the termination of leases.  In 2001, a $4.0 million loss was recorded on the sale of EBN offset in part by a $332,000 gain on the sale of ICM Education and the original $438,000 gain recorded for the sale of Spargo in 2001.

Provision for Income Taxes .  The effective tax rate for Federal, state, and local income taxes was 29.5% for the year ended December 31, 2002, and a tax benefit rate of 33.1% in the year ended December 31, 2001.  The primary reason for the change in the effective tax rate in 2002 was the establishment of a valuation allowance of state deferred tax assets.  A review of all available positive and negative evidence was conducted by the Company, including the Company’s current and past performance, the market environment in which the company operates, and the length of carry back and carry forward periods.  In January 2003, the Company received a federal income tax refund of $20 million, resulting from the Economic Stimulus Act of 2002 (see Note 8).

Net Loss .  The Company recorded a net loss of $38.0 million in the year ended December 31, 2002, a decline of $23.5 million or 162.1% from net loss of $14.5 million in the year ended December 31, 2001.  Net loss per share (diluted) totaled $1.22 in the year ended December 31, 2002 from net loss per share (diluted) of $0.45 in the year ended December 31, 2001.  The net loss in 2002 includes the cumulative effect of change in accounting principle of $29.9 million, or $0.96 per share and differences in the effective tax rate primarily relating to the recording of a valuation allowance in the Company’s state deferred tax assets of approximately $4.0 million, or $0.13 per share.  The effect of restructuring charges, operations of assets held for sale, gain on sale of assets, cumulative effect of change in accounting principle and the valuation allowance on deferred tax assets amounted to $1.06 loss per share, net of taxes, in 2002.  The effect of restructuring charges, loss on sale of assets, amortization expense and the operations of the assets held for sale amounted to $0.40 loss per share, net of taxes, in 2001.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations primarily through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock.  At December 31, 2003, the Company had $64.8 million in working capital, of which $52.6 million was cash and cash equivalents.  The Company’s working capital ratio at December 31, 2003 was 2.4 to 1.  The Company has remained debt free throughout 2003.   In January 2003, the Company received a federal income tax refund of $20 million, resulting from the Economic Stimulus Act of 2002.  This refund pertains to deductions carried back to prior years and since the tax structure of the transaction giving rise to the deduction is subject to determination by the tax authorities, the Company has recorded a reserve for the tax benefit until IRS audits for the applicable years are completed.

Net cash provided by operating activities for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 totaled $16.9 million, $20.7 million, and $31.9 million respectively.  In 2003, this was primarily due to the federal income tax refund received and a reduction in accounts receivable partially offset by the Company’s net loss.  In 2002, this was primarily attributable to a reduction in accounts receivable.  In 2001, this was primarily attributable to income tax refunds, other non-cash charges and a reduction in accounts receivable.

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

As discussed in note 2, the consolidated financial statements as of December 31, 2003 and for the year then ended, have been restated to reflect adjustments related to an understatement of the Company’s Consultant costs and accrued payroll and an overstatement of accrued expenses and an understatement of shareholders equity.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

Edison, New Jersey
February 17, 2004 (except for Note 2 and the second paragraph of Note 5, as to which the dates are November 8, 2004 and March 9, 2004, respectively).

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(As restated note 2)
	(in thousands, except per share data)
ASSETS

Current assets:
Cash and cash equivalents (Note 1)	$52,610	$59,769
Accounts receivable (Note 3)	48,295	56,616
Deferred income taxes (Note 8)	4,514	4,557
Refundable income taxes (Note 8)	—	19,051
Other	4,759	7,219

Total current assets	110,178	147,212

Property and equipment:
Furniture, equipment and other	42,252	37,664
Less accumulated depreciation	32,929	26,647

	9,323	11,017

Other assets – net:
Goodwill (Note 1)	34,218	19,203
Intangibles (Note 1)	2,408	—
Deferred income taxes (Note 8)	14,813	8,020
Other	9,386	8,279

	60,825	35,502

Total Assets	$180,326	$193,731

The accompanying notes are an integral part of these statements.

	December 31,
	2003	2002
	(As restated note 2)
	(in thousands, except per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities :
Accrued payroll, payroll taxes and benefits	$7,791	$4,529
Accounts payable	8,287	10,830
Restructuring reserve (Note 14)	2,620	3,266
Income taxes payable	1,243	—
Tax benefit reserve (Note 8)	19,600	19,600
Other accrued expenses	5,813	3,408

Total current liabilities	45,354	41,633

Other liabilities	4,635	6,243

Commitments and Contingencies (Notes 5, 8, 12 and 21)

Shareholders’ equity:
Preferred stock, $.10 par; authorized and unissued, 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized, 100,000,000 shares; issued 33,153,107 shares at December 31, 2003 and 2002, respectively	3,315	3,315
Additional paid-in capital	133,046	133,518
Accumulated other comprehensive loss	(2,789)	(4,306)
Retained earnings	11,100	28,255

	144,672	160,782
Less shares held in treasury, at cost; 2,537,692 shares and 2,660,667 shares at December 31, 2003 and 2002, respectively	(14,335)	(14,927)

Total shareholders’ equity	130,337	145,855

Total Liabilities and Shareholders’ Equity	$180,326	$193,731

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
	(As restated, note 2)
	(in thousands, except per share data)

Revenues	$245,210	$297,115	$400,784

Costs and expenses:
Direct costs	173,198	216,181	281,576
Selling, general and administrative	80,634	91,343	128,832
Amortization of intangibles	1,084	—	2,695
Restructuring charges (Note 14)	3,278	2,515	1,048
Special charges (Note 19)	10,113	—	—
Write-down of assets held for sale	—	—	5,473

	268,307	310,039	419,624

Loss from operations	(23,097)	(12,924)	(18,840)

Other income /(expense):
Gain / (loss) on sale of assets (Note 18)	(424)	5,890	(3,197)
Net gain /(loss) on investments	(432)	(61)	90
Interest income	529	928	2,293
Interest expense	(51)	(174)	(1,944)

	(378)	6,583	(2,758)

Loss before income taxes and cumulative effect of a change in accounting principle and minority interest	(23,475)	(6,341)	(21,598)

Income taxes / (benefit) (Notes 1 and 8):
Current	341	(4,292)	(10,292)
Deferred	(6,750)	6,161	3,144

	(6,409)	1,869	(7,148)

Loss before cumulative effect of change in accounting principle and minority interest	(17,066)	(8,210)	(14,450)

Cumulative effect of change in accounting principle (Note 1)	—	(29,861)	—
Minority interest	(89)	35	—

Net Loss	$(17,155)	$(38,036)	$(14,450)

Loss per share – Basic and Diluted (Notes 1 and 9):
Before cumulative effect of change in accounting principle	$(0.56)	$(0.26)	$(0.45)
Cumulative effect of change in accounting principle	$—	$(0.96)	$—
Net Loss	$(0.56)	$(1.22)	$(0.45)

Weighted average number of shares outstanding:
Basic and Diluted	30,455,000	31,243,000	31,911,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income/(Loss)	Earnings	Shares	Amount	Total
	(dollars in thousands)
Balance, December 31, 2000	33,152,206	$3,315	$139,418	$(980)	$80,741	1,344,615	$(14,570)	$207,924

Net loss for the year					(14,450)			(14,450)
Other comprehensive loss:
Foreign currency translation adjustments				(1,952)				(1,952)

Total comprehensive loss								(16,402)

Stock options exercised						(15,000)	30	30
Other issuances of common stock	901
Issuance of common stock for purchase of assets			(360)			(77,144)	633	273
Employee stock purchase program			(3,828)			(643,280)	5,273	1,445
Purchase of treasury shares						1,111,000	(3,415)	(3,415)

Balance, December 31, 2001	33,153,107	3,315	135,230	(2,932)	66,291	1,720,191	(12,049)	189,855

Net loss for the year					(38,036)			(38,036)
Other comprehensive loss:
Current year unrealized loss on investments				(1,100)				(1,100)
Foreign currency translation adjustments				(274)				(274)

Total comprehensive loss								(39,410)

Stock options exercised						(265,858)	449	449
Employee stock purchase program			(1,712)			(405,366)	2,814	1,102
Purchase of treasury shares						1,611,700	(6,141)	(6,141)

Balance, December 31, 2002	33,153,107	3,315	133,518	(4,306)	28,255	2,660,667	(14,927)	145,855

Net loss for the year					(17,155)			(17,155)
Other comprehensive loss:
Current year unrealized loss on investments				(489)				(489)
Foreign currency translation adjustments				2,006				2,006
Total comprehensive loss								(15,638)

Stock options exercised						(361,410)	959	959
Employee stock purchase program			(472)			(153,765)	863	391
Purchase of treasury shares						392,200	(1,230)	(1,230)

Balance, December 31, 2003 (As restated note 2)	33,153,107	$3,315	$133,046	$(2,789)	$11,100	2,537,692	$(14,335)	$130,337

The accompanying notes are an integral part of this statement.

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
	(As restated note 2)
	(in thousands)
Cash flows from operating activities
Net loss	$(17,155)	$(38,036)	$(14,450)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Deferred taxes	(6,750)	6,161	3,144
Depreciation	5,336	4,634	5,301
Amortization of intangibles	1,084	—	2,695
Provision for bad debts	4,644	4,996	3,397
Write-down of assets held for sale	—	—	5,473
Loss / (gain) on sale of assets	424	(5,890)	3,197
Loss on investments	432	—	—
Write off of goodwill	—	29,861	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	14,635	21,952	11,060
Other current assets	2,388	(1,981)	(2,240)
Assets held for sale	—	397	5,401
Other assets	(3,612)	1,298	(474)
Refundable income taxes/benefit reserve	19,051	8,541	13,333
Accrued payroll, payroll taxes and benefits	3,262	(4,648)	(2,023)
Accounts payable	(4,026)	(4,366)	(2,749)
Income taxes payable	1,033	—	—
Other accrued expenses	(1,673)	(1,432)	(560)
Other liabilities	(2,200)	(837)	1,426
Net cash provided by operating activities	16,873	20,650	31,931
Cash flows from investing activities
Purchases of furniture and equipment	(2,387)	(3,178)	(3,732)
Proceeds on sale of investments	2,517	—	—
Acquisitions, net of cash received	(22,178)	—	—
Proceeds received from the sale of assets	149	16,467	10,027
Acquisitions of intangibles	(566)	—	—
Acquisitions of goodwill	(1,057)	(339)	(156)
Net cash provided by/(used in) investing activities	(23,522)	12,950	6,139
Cash flows from financing activities
Notes payable - banks, net	—	(10,000)	(10,704)
Payment of notes payable	(2,636)	—	—
Stock options exercised	959	449	30
Purchase of treasury shares	(1,230)	(6,141)	(3,415)
Stock issued on employee stock purchase plan	391	1,102	1,445
Net cash used in financing activities	(2,516)	(14,590)	(12,644)
Effect of foreign currency gains/ (losses)	2,006	(274)	(1,952)
Net increase/ (decrease) in cash and cash equivalents	(7,159)	18,736	23,474
Cash and cash equivalents at beginning of year	59,769	41,033	17,559
Cash and cash equivalents at end of year	$52,610	$59,769	$41,033

Supplemental disclosures of cash flow information:
Cash paid/(received) during the year for:
Interest	$(427)	$(461)	$(106)
Income taxes	(20,339)	(10,967)	(24,097)

Details of acquisition:
Tangible assets acquired (including cash of $347)	$13,083	$—	$—
Liabilities assumed	(7,442)	—	—
Goodwill	13,958	—	—
Intangibles	2,926	—	—
Cash paid	22,525	—	—
Less: cash received in acquisition	(347)	—	—
Net cash paid*	$22,178	$—	$—

Book value of assets held for sale, net of cash			$22,116
Liabilities			11,735

Net assets held for sale before write-down, net of cash			$10,381

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

The Company’s Princeton subsidiary recognized revenue in accordance with AICPA Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” and AICPA Statement of Position 98-9 (“SOP 98-9”).  Under SOP 97-2, the Company recognized software license revenue when a noncancelable license agreement had been executed, fees were fixed and determinable, the software had been delivered, and collection was considered probable.  Princeton Softech was sold on March 25, 2002, (see Note 18).

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

Loss Per Share

Basic loss per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents.  Diluted loss per share is based on the weighted average number of common and common equivalent shares outstanding, except when the effect is anti-dilutive.  The calculation takes into account when dilutive, the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.  For all years presented all stock options (See Note 9) were excluded for diluted loss per share because they were antidilutive.

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

* Reflects goodwill recorded as a result of the RGII ($14,588) and Global Business Technology Services, (“GBTS”) ($427) acquisitions.  See Note 16 of the notes to the consolidated financial statements.

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

The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company’s net loss as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
	(As restated, Note 2)
Reported net loss	$(17,155)	$(38,036)	$(14,450)

Cumulative effect of change in accounting principle	—	29,861	—

Amortization of intangibles	—	—	2,695

Adjusted net loss	$(17,155)	$(8,175)	$(11,755)

Reported loss per share:
Basic & Diluted	$(0.56)	$(1.22)	$(0.45)

Adjustment for cumulative effect of change in accounting principle:
Basic & Diluted	—	0.96	—

Adjustment for amortization of intangibles:
Basic & Diluted	—	—	0.08

Adjusted loss per share:
Basic & Diluted	$(0.56)	$(0.26)	$(0.37)

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

		2003	2002	2001
		(As restated, note 2)

Net loss	As reported	$(17,155,000)	$(38,036,000)	$(14,450,000)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,401,000)	(3,334,000)	(3,847,000)

	Pro forma	$(19,556,000)	$(41,370,000)	$(18,297,000)

Earnings per share
Basic	As reported	$(0.56)	$(1.22)	$(0.45)
	Pro forma	(0.64)	(1.32)	(0.57)

Diluted	As reported	$(0.56)	$(1.22)	$(0.45)
	Pro forma	(0.64)	(1.32)	(0.57)

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

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

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

The following schedule reconciles net loss for the year ended December 31, 2003 as originally reported, to the corresponding amounts on a restated basis after given effect to the adjustment described.

The Year Ended December 31, 2003

Net loss as originally reported	(14,948)

Direct costs adjustment (pretax)	(3,396)

Income tax benefit	1,189
Net loss as restated	(17,155)

Loss per share as originally reported	(0.49)
Effect of Direct Costs adjustment	(0.07)
Loss per share as restated	(0.56)

The previously reported results of operations for the year ended December 31, 2003 as reported on Form 10KA with the Securities and Exchange Commission, have been amended to reflect the above prior period adjustments.  The results of such prior period adjustments, as compares with the Company’s previously reported results for the year ended December 31, 2003, are set forth below.

	Year ended December 31, 2003	Year ended December 31, 2003
	As Originally Reported	As Restated

Revenue	245,210	245,210

Cost and expenses
Direct costs	169,802	173,198
Selling, general and administrative	80,634	80,634
Amortization of intangibles	1,084	1,084
Restructuring charge (Note 14)	3,278	3,278
Special charges (Note 19)	10,113	10,113
	264,911	268,307

Loss from Operations	(19,701)	(23,097)

Other income/expenses
Loss on sale of assets (Note 18)	(424)	(424)
Loss on investments	(432)	(432)
Interest income	529	529
Interest expense	(51)	(51)
	(378)	(378)

Loss before income taxes and minority interest	(20,079)	(23,475)

Income tax / (benefit) (Notes 1 and 18):
Current	341	341
Deferred	(5,561)	(6,750)
Income tax benefit	(5,220)	(6,409)

Net loss before minority interest	(14,859)	(17,066)
Minority Interest	(89)	(89)
Net loss	(14,948)	(17,155)

Net Loss per share	(0.49)	(0.56)

Weighted average number of shares outstanding:
Basic and Diluted	30,455,000	30,455,000

The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at December 31, 2003.

	December 30, 2003	December 30, 2003
	(As originally reported)	(As restated)
	(in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$52,610	$52,610
Accounts receivable (Note 3)	48,295	48,295
Deferred income taxes (Note 8)	4,514	4,514
Refundable income taxes (Note 8)	—	—
Other	4,759	4,759

TOTAL CURRENT ASSETS	110,178	110,178

PROPERTY AND EQUIPMENT
Furniture, equipment and other	42,252	42,252
Less accumulated depreciation	(32,929)	(32,929)

	9,323	9,323

OTHER ASSETS - NET:
Goodwill (Note 1)	34,218	34,218
Intangibles (Note 1)	2,408	2,408
Deferred income taxes (Note 8)	13,624	14,813
Other	9,386	9,386

TOTAL OTHER ASSETS	59,636	60,825

TOTAL ASSETS	$179,137	$180,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued payroll, payroll taxes and benefits	$4,436	$7,791
Accounts payable	8,287	8,287
Restructuring reserve (Note 14)	2,620	2,620
Income taxes payable	1,243	1,243
Tax benefit reserve (Note 7)	19,600	19,600
Other accrued expenses	7,572	5,813

TOTAL CURRENT LIABILITIES	43,758	45,354

OTHER LIABILITIES	4,635	4,635

SHAREHOLDERS’ EQUITY:

Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, 100,000,000 shares; issued 33,153,107 shares at December 31, 2003 and 2002, respectively	3,315	3,315
Additional paid-in capital	133,046	133,046
Accumulated comprehensive loss	(4,589)	(2,789)
Retained earnings	13,307	11,100

	145,079	144,672

Less shares held in treasury, at cost; 2,537,691shares	(14,335)	(14,335)

TOTAL SHAREHOLDERS’ EQUITY	130,744	130,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,137	$180,326

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31:

	2003	2002
	(in thousands)

Billed	$44,489	$49,453
Unbilled	9,238	14,859

	53,727	64,312
Less allowance for doubtful accounts	5,432	7,696

	$48,295	$56,616

At December 31, 2003 and 2002, the allowance for doubtful accounts includes $400,000 and $0 respectively, pertaining to unbilled receivables.  Included in unbilled accounts receivable at December 31, 2003 and 2002 are amounts not yet billable to customers of approximately $708,000 and $0, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

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

NOTE 5 – ASSET-BASED LENDING FACILITY

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

NOTE 7 - SHAREHOLDERS’ EQUITY

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

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(000’s)		(000’s)		(000’s)
Outstanding – January 1	4,527	$7.93	4,841	$10.11	4,216	$13.05

Granted	1,527	3.76	1,340	3.68	1,535	2.17
Exercised	(361)	2.66	(266)	1.47	(15)	2.02
Canceled/forfeited/expired	(1,848)	13.27	(1,388)	12.45	(895)	10.47

Outstanding – December 31	3,845	4.08	4,527	7.93	4,841	10.11

Options exercisable – December 31	1,420	4.98	2,573	10.89	2,749	12.97

Weighted average fair value of options granted during the year		$1.93		$2.72		$1.85

The following information applies to options outstanding at December 31, 2003:

Range of exercise prices	Outstanding as of December 31, 2003	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2003	Weighted average exercise price
	(000’s)			(000’s)
$2.02 – $9.99	3,659	8.5	$3.40	1,234	$3.12
10.00 – 14.99	71	1.8	11.93	71	11.93
15.00 – 19.99	50	5.0	16.37	50	16.37
20.00 – 26.625	65	4.0	24.06	65	24.06

	3,845	8.2	$4.08	1,420	$4.98

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

NOTE 8 - INCOME TAXES

The following is a geographical breakdown of the Company’s loss before taxes:

	Year ended December 31,
	2003	2002	2001
	(As restated, note 2)
		(in thousands)

Domestic	$(20,360)	$(6,005)	$(20,679)
Foreign	(3,115)	(336)	(919)

	$(23,475)	$(6,341)	$(21,598)

The provision for income taxes/(benefit) consists of the following for the years ended

December 31:

	2003	2002	2001
		(in thousands)

Current
Federal	$30	$(4,993)	$(10,032)
State	311	701	(280)
Foreign	—	—	20

Total current	341	(4,292)	(10,292)

Deferred
Federal	(6,750)	819	3,501
State	—	5,342	(508)
Foreign	—	—	151

Total deferred	(6,750)	6,161	3,144

	$(6,409)	$1,869	$(7,148)

Refundable income taxes result primarily from net operating loss carrybacks.

Deferred tax assets and liabilities consist of the following at December 31:

	2003	2002
	(As restated, note 2)
	(in thousands)

Deferred tax liabilities
Depreciation	$(498)	$(1,086)

Total deferred tax liabilities	$(498)	$(1,086)

Deferred tax assets
Federal and state net operating losses	16,260	9,764
Foreign net operating losses	4,742	3,767
Amortization of intangibles	4,167	3,985
Accrued payroll and benefits	1,709	2,007
Allowance for doubtful accounts	2,324	1,150
Restructuring charges	837	1,593
Other	1,398	1,686

Total deferred tax assets	31,437	23,952

Valuation allowance	(11,612)	(10,289)

Net deferred tax assets	$19,327	$12,577

Current	$4,514	$4,557
Non current	14,813	8,020
Total	$19,327	$12,577

A reconciliation of income taxes/(benefit), as reflected in the accompanying statements, with the statutory Federal income tax rate of 35% for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	(As restated, note 2)
		(in thousands)

Statutory Federal income taxes	$(8,217)	$(2,219)	$(7,559)
State and local income taxes/(benefit), net of Federal tax benefit	203	91	(757)
Amortization of goodwill	—	—	452
Change in valuation allowance, sale of assets	—	(1,855)	—
Change in valuation allowance, other	1,092	5,095	613
Other, net	513	757	103

	$(6,409)	$1,869	$(7,148)

At December 31, 2003 the Company had a federal net operating loss carryforward of approximately $37.7 million; $8.7 million expires in 2021, $11.4 million expires in 2022 and $17.6 million expires in 2023.

At December 31, 2003 the Company had state deferred tax assets, net of federal tax effect, of approximately $7.4 million relating primarily to state net operating loss carryforwards.  These state net operating loss carryforwards are subject to limitations which differ from federal law.  Many states do not allow the carryback of net operating losses, have shorter carryforward periods and do not allow the filing of consolidated returns.  Additionally, New Jersey and California temporarily suspended the deduction for net operating loss carryforwards.  These state limitations create uncertainties with respect to the realization of these state deferred tax assets.  Accordingly, the Company has recorded a valuation allowance of approximately $6.1 million with respect to these assets.

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

NOTE 9 - LOSS PER SHARE DISCLOSURES

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

BY LINE OF BUSINESS	2003	2002	2001
	(As restated, note 2)
		(in thousands)

Revenue:
IT Services	$133,070	$201,295	$274,379
Solutions Group	92,122	79,283	116,873
Chimes	20,018	16,537	9,532

Total revenue	$245,210	$297,115	$400,784

Gross Margin:
IT Services	$26,740	$40,626	$58,752
Solutions Group	26,646	25,712	51,419
Chimes	18,626	14,596	9,037

Total gross margin	$72,012	$80,934	$119,208

Operating income / (loss):

IT Services	$8,053	$15,044	$26,053
Solutions Group	9,258	7,621	710
Chimes	(2,177)	(7,490)	(9,516)

Total operating income/(loss)	$15,134	$15,175	$17,247

Corporate Allocation:

IT Services	$12,108	$17,287	$18,318
Solutions Group	6,743	6,855	7,916
Chimes	1,841	1,442	637

Total corporation allocation	$20,692	$25,584	$26,871

Income / (loss) before income tax benefit:
IT Services	$(4,055)	$(2,243)	$7,735
Solutions Group	2,515	766	(7,206)
Chimes	(4,018)	(8,932)	(10,153)

Total income / (loss) before income tax benefit	$(5,558)	$(10,409)	$(9,624)

Assets:
IT Services	$21,253	$47,876	$93,920
Solutions Group	70,322	29,640	63,126
Chimes	14,402	26,762	8,354
Corporate and other	74,349	89,453	72,321

Total assets	$180,326	$193,731	$237,721

Depreciation Expense:
IT Services	$563	$482	$762
Solutions Group	1,433	1,133	1,764
Chimes	1,476	1,044	524
Corporate and other	1,864	1,975	2,251

Total depreciation	$5,336	$4,634	$5,301

BY GEOGRAPHIC AREA *	2003	2002	2001
		(in thousands)
REVENUE
United States	$219,453	$270,890	$361,884
Canada	24,709	23,390	24,181
Europe	627	2,775	12,617
India	421	—	—
Australia	—	60	2,102

Total Revenue	$245,210	$297,115	$400,784

*       Revenue is generated for each geographic segment based on the locale of the customer.

LONG-TERM ASSETS
United States	$45,191	$29,486	$41,716
Canada	705	628	19,319
Europe	—	106	163
India	53	—	—

Total Long-Term Assets	$45,949	$30,220	$61,198

Reconciliation of Segments Loss before Income Tax Benefit to Consolidated Loss Before Income Tax Benefit:

	2003	2002	2001
	(As restated, note 2)
	(in thousands)

Total segments loss before income tax benefit	$(5,558)	$(10,409)	$(9,624)
Adjustments:
Special charges	(10,113)	—	—
Restructuring charges	(3,278)	(2,515)	(1,048)
Write off of terminated project	(3,064)	—	—
Amortization of intangibles	(1,084)	—	(2,695)
Net gain/(loss) on investments	(432)	(61)	90
Gain/(loss) on sale of assets	(424)	5,890	(3,197)
Interest income	529	928	2,293
Interest expense	(51)	(174)	(1,944)
Write-down of assets held for sale	—	—	(5,473)

Total Adjustments	(17,917)	4,068	(11,974)
Consolidated loss before income taxes	$(23,475)	$(6,341)	$(21,598)

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

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For the years ended December 31, 2003 and 2002, selected quarterly financial data is as follows:

	Quarters
	First	Second	Third	Fourth
		(As restated, note 2)	(As restated, note 2)	(As restated, note 2)
		(in thousands, except per share data)

2003
Revenues	$60,253	$58,833	$64,459	$61,665
Direct costs	42,773	43,494	45,069	41,862
Selling, general and administrative	18,926	20,716	20,883	20,109
Restructuring charges	249	1,949	787	293
Special charges	—	7,978	800	1,335
Amortization of intangibles	—	—	526	558
Loss from operations	(1,695)	(15,304)	(3,606)	(2,491)
Loss on sale of assets	(273)	—	—	(151)
Loss on investments	—	—	—	(432)
Interest income/(expense) - net	168	90	78	142
Loss before income taxes	(1,800)	(15,214)	(3,528)	(2,933)
Income taxes/(benefit)	(540)	(4,381)	(664)	(824)
Minority interest	(19)	(18)	21	(73)
Net loss	$(1,279)	$(10,851)	$(2,843)	$(2,182)

Loss per share (basic and diluted):
Net loss	$(0.04)	$(0.36)	$(0.09)	$(0.07)

	Quarters
	First	Second	Third	Fourth
		(in thousands, except per share data)

2002
Revenues	$79,219	$77,318	$73,574	$67,004
Direct costs	58,192	56,570	52,865	48,554
Selling, general and administrative	26,459	22,452	22,347	20,085
Restructuring charges	—	—	—	2,515
Loss from operations	(5,432)	(1,704)	(1,638)	(4,150)
Gain on sale of assets	3,570	—	—	2,320
Net loss on investments	(61)	—	—	—
Interest income/(expense) - net	55	255	247	197
Loss before income taxes	(1,868)	(1,449)	(1,391)	(1,633)
Income taxes/(benefit)	(635)	(493)	(473)	3,470
Loss before cumulative effect of change in accounting principle	(1,233)	(956)	(918)	(5,103)
Cumulative effect of change in accounting principle	(29,861)	—	—	—
Minority interest	—	—	—	35
Net loss	$(31,094)	$(956)	$(918)	$(5,068)

Loss per share (basic and diluted):
Before cumulative effect of change in accounting principle	$(0.04)	$(0.03)	$(0.03)	$(0.16)
Cumulative effect of change in accounting principle	$(0.95)	$—	$—	$—
Net loss	$(0.99)	$(0.03)	$(0.03)	$(0.16)

NOTE 14 - RESTRUCTURING CHARGES

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

NOTE 15 – MAJORITY-OWNED SUBSIDIARY

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

	Unaudited Pro Forma (in thousands) Year Ended December 31,
	2003	2002
Revenues:
IT Services	$133,070	$201,295
Solutions Group	110,987	112,456
Chimes	20,018	16,537
Total	264,075	330,288
Loss before minority interest and change in accounting principle	(16,780)	(7,462)
Minority interest	(89)	35
Cumulative effect of change in accounting principle	—	(29,861)
Net loss	$(16,869)	$(37,288)
Loss per share – (basic & diluted):
Net loss	$(0.55)	$(1.19)
Weighted average number of shares outstanding – basis & diluted	30,455,000	31,243,000

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

On February 27,1998, the Company acquired all of the common stock of Princeton Softech, Inc. (“Princeton”) in exchange for 954,213 shares of Computer Horizons stock.  Princeton specializes in relational databases, data synchronization, intelligent data migration and data management tools, and is based in Princeton, New Jersey.  This transaction was accounted for as an immaterial pooling of interests and the results of Princeton have been included since January 1, 1998.  On March 25, 2002 the Company sold Princeton to Apax Partners, Inc. and LLR Partners (see Note 18).

NOTE 17 - NET ASSETS HELD FOR SALE

The Company decided in 2000 to offer three of its subsidiaries (Princeton Softech “Princeton”, including the SELECT Software Tools division “Select”, CHC International Limited “Spargo”, and eB Networks “EBN”) for sale or disposition and accordingly classified these entities as “assets held for sale.”

During 2001, two of the subsidiaries and Select were sold (See Note 18).  During 2002, the last remaining asset held for sale, Princeton, was sold (See Note 18).  During the years ended December 31, 2002 and 2001 these respective entities generated net losses of $1.3 million and $4.4 million, respectively.  At December 31, 2001, the assets and liabilities of the remaining subsidiary Princeton, were classified in the consolidated balance sheet as net assets held for sale and were included in the Solutions segment (see Note 9).  Such net assets consisted of the following:

December 31, 2001 (in thousands) Princeton

Current assets	$19,607
Property and equipment	1,370
Other assets	1,139

Total assets	22,116
Total liabilities	(11,735)

Total net assets held for sale	$10,381

For the year ended December 31, 2002, Princeton’s revenue was $2.9 million and its loss, net of taxes, was $1.3 million.

NOTE 18 - SALE OF SUBSIDIARIES

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

NOTE 19 – SPECIAL ITEMS

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

NOTE 20 – RESCISSION OFFER

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

NOTE 21 – AQUENT/LEGAL MATTERS

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

As part of management’s investigation of this accounting error, an extensive review of intercompany transactions was completed.  As a result, other adjustments, not affecting operating results, were recorded.  These adjustments to the balance sheet corrected an overstatement of accrued expenses and an understatement of shareholders’ equity (specifically the overstatement of accumulated other comprehensive loss).

As a result of the discovery of this error, on October 26, 2004, management and the Audit Committee were informed by the Company’s independent accountants of certain matters involving internal controls that the Company’s auditors consider material weaknesses.  The first material weakness principally focused on the Company’s quarterly consolidation process, including intercompany transactions relating to the Company’s Canadian subsidiary, which were incorrectly recorded over the five fiscal quarters ending June 30, 2004.  This resulted in an understatement of consolidated consultant costs (direct cost) and an under accrual of consolidated accrued payroll in each period and for the year ended December 31, 2003.  The second material weakness principally focused on the fact that certain accounts were not properly reconciled, resulting in adjustments to accounts including accrued expenses and shareholders’ equity (not affecting operating results,) to be recorded on the consolidated balance sheet.

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

•  Report of independent registered public accounting firm on the consolidated financial statements

•  Consolidated balance sheets as of December 3l, 2003 and 2002

•  Consolidated statements of operations for each of the three years in the period ended December 31, 2003

•  Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2003

•  Consolidated statements of cash flows for each of the three years in the period ended December 31, 2003

•  Notes to consolidated financial statements

2.  Schedule II - Valuation and qualifying accounts for the years ended December 31, 2003, 2002 and 2001.

	Column B	Column C	Column D		Column E
Column A	Balance at beginning of period	Charged to cost and expenses	Deductions - describe		Balance at end of period
Description

Year ended December 31, 2003
Allowance for doubtful accounts	$7,696,000	4,644,000	6,908,000	(1)	$5,432,000
Deferred tax asset valuation	$10,289,000	1,323,000	—		$11,612,000
2003 Restructure Reserve	$—	3,278,000	2,203,000	(2)	$1,075,000
2002 Restructure Reserve	$2,483,000	—	1,324,000	(2)	$1,159,000
2000 Restructure Reserve	$295,000	—	217,000		$78,000
1999 Restructure Reserve	$488,000	—	180,000		$308,000

Year ended December 31, 2002
Allowance for doubtful accounts	$7,542,000	4,996,000	4,842,000	(1)	$7,696,000
Deferred tax asset valuation	$3,340,000	6,949,000	—		$10,289,000
2002 Restructure Reserve	$—	2,847,000	364,000	(2)	$2,483,000
2000 Restructure Reserve	$1,464,000	—	1,169,000		$295,000
1999 Restructure Reserve	$626,000	—	138,000		$488,000

Year ended December 31, 2001
Allowance for doubtful accounts	$2,702,000	3,397,000	(1,443,000	)(1)	$7,542,000
Deferred tax asset valuation	$2,727,000	613,000	—		$3,340,000
2000 Restructure Reserve	$2,620,000	410,000	(1,566,000)		$1,464,000
1999 Restructure Reserve	$385,000	638,000	397,000		$626,000

Notes

(1)           Uncollectible accounts written off, net of recoveries.

(2)           Includes charge for office closings

Report of Independent Registered Public Accounting Firm on Schedule II

Board of Directors and Shareholders

Computer Horizons Corp.

In connection with our audit of the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated February 17 2004 (except for Note 2 and the second paragraph of Note 5, as to which the dates are November 8, 2004 and March 9, 2004, respectively), which is included in the 2003 Annual Report on Form 10-K/A, we have also audited Schedule II for each of the three years ended December 31, 2003.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

COMPUTER HORIZONS CORP.

Date: November 9, 2004	By: /s/ William J. Murphy
William J. Murphy, President, CEO
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMPUTER HORIZONS CORP.

Date:	November 9, 2004	By: /s/ William J. Murphy
William J. Murphy, President, CEO (Principal Executive Officer) and Director

Date:	November 9, 2004	By: /s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

Date:	November 9, 2004	By: /s/ John E. Ferdinandi
John E. Ferdinandi, Corporate Controller

Date:	November 9, 2004	By: /s/ Earl Mason
Earl Mason, Chairman of the Board and Director

Date:	November 9, 2004	By: /s/ William M. Duncan
William M. Duncan, Director

Date:	November 9, 2004	By: /s/ Eric P. Edelstein
Eric P. Edelstein, Director

Date:	November 9, 2004	By: /s/ William J. Marino
William J. Marino, Director

Date:	November 9, 2004	By: /s/ L. White Matthews III
L. White Matthews III, Director

Date:	November 9, 2004	By: /s/ Edward J. Obuchowski
Edward J. Obuchowski, Director