Form 10-Q/A
period 2004-03-31
COMPUTER HORIZONS CORP
filed 2004-11-09
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Computer Horizons Corp. the (“Company”) for the three months ended March 31, 2004 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.

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

As part of management’s investigation of this accounting error, an extensive review of intercompany transactions was completed.  As a result, other adjustments, not affecting operating results, were recorded.  These adjustments to the balance sheet corrected an overstatement of accrued expenses and an understatement of shareholders’ equity (specifically the overstatements of accumulated comprehensive loss).  The cumulative balance sheet adjustments for the affected dates are as follows (in thousands):

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

In addition, in the second quarter of 2003, the Company made a balance sheet correction resulting in an increase in shareholders’ equity and a decrease in accrued payroll of $41,000. In 2004, the Company made a balance sheet correction resulting in an increase in accounts receivable and shareholder’s equity (specifically accumulated comprehensive income/loss) of approximately $65,000 and $42,000 in the quarters ending March 31, 2004 and June 30, 2004 respectively.

As a result of the Company’s investigation into the causes of this accounting error, several remediating actions have been or are in the process of being implemented to prevent future reoccurrence and are included in Part 1 - Item 4. Control and Procedures on this Amendment No. 2 of Form 10-Q/A.

The effects of this restatement on the consolidated balance sheet of the Company as at June 30, 2003, and on the consolidated statements of operations and condensed consolidated statements of cash flows for the three months and six months ended June 30, 2003, are presented in Item 1 (Restated Financial Statements) and Item 2 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Amendment No. 2. Certain internal accounting control issues identified by management and related to the restatement are disclosed in Item 4 of Part I of this Amendment No. 2. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

    The Company’s restatement of its financial statements for the year ended December 31, 2003, is reflected in Amendment No. 2 on Form 10-K/A, filed concurrently herewith, which amends its previously filed Form 10-KA for the year ended December 31, 2003. The Company is also concurrently filing amendments on Forms 10-Q/A to its previously filed Forms 10-Q for each of the periods ended June 30, 2004, September 30, 2003 and June 30, 2004 to reflect the restatement of its financial statements for those periods.

    Additional detail regarding the restatement is included in Note 2 of the Notes to Consolidated Financial Statements included in Part I — Item 1 of this Amendment No. 2 on Form 10-Q/A.

      Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 2 to modify or update other disclosures presented in the original report on Form 10-Q/A for the period ended March 31, 2004. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Part I Financial Information

Item I

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(As restated note 2)	(As restated note 2)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,757	$52,610
Accounts receivable, net of allowance for doubtful accounts of $5,671 and $5,432 at March 31, 2004 and December 31, 2003, respectively	50,947	48,295
Deferred income taxes	4,137	4,514
Other	3,637	4,759
TOTAL CURRENT ASSETS	108,478	110,178

PROPERTY AND EQUIPMENT	42,769	42,252
Less accumulated depreciation	(34,265)	(32,929)
	8,504	9,323
OTHER ASSETS - NET:
Goodwill	34,218	34,218
Intangibles	2,200	2,408
Deferred income taxes	15,569	14,813
Other	9,666	9,386
TOTAL OTHER ASSETS	61,653	60,825

TOTAL ASSETS	$178,635	$180,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,848	$8,287
Accrued payroll, payroll taxes and benefits	8,660	7,791
Restructuring reserve	2,152	2,620
Income taxes payable	671	1,243
Tax benefit reserve	—	19,600
Other accrued expenses	3,341	5,813
TOTAL CURRENT LIABILITIES	23,672	45,354

OTHER LIABILITIES	5,008	4,635

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at March 31, 2004and December 31, 2003 respectively	3,315	3,315
Additional paid-in capital	152,808	133,046
Accumulated comprehensive loss	(2,867)	(2,789)
Retained earnings	10,534	11,100
	163,790	144,672
Less shares held in treasury, at cost; 2,408,662 shares and 2,537,692 shares at March 31, 2004 and December 31, 2003, respectively	(13,835)	(14,335)
TOTAL SHAREHOLDERS’ EQUITY	149,955	130,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$178,635	$180,326

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED
	March 31, 2004		March 31, 2003
	(As restated note 2)
		%of revenue		%of revenue
REVENUES:
IT Services	$29,804	49.9%	$36,183	60.1%
Solutions Group	24,549	41.1%	19,601	32.5%
Chimes	5,353	9.0%	4,469	7.4%

	59,706	100.0%	60,253	100.0%

COSTS AND EXPENSES:
Direct costs	40,805	68.3%	42,773	71.0%
Selling, general and administrative	19,587	32.8%	18,926	31.4%
Amortization of intangibles	208	0.3%	—	0.0%
Restructuring charges	—	0.0%	249	0.4%

	60,600	101.5%	61,948	102.8%

LOSS FROM OPERATIONS	(894)	-1.5%	(1,695)	-2.8%

OTHER INCOME / (EXPENSE):
Loss on sale of assets	—	0.0%	(273)	-0.5%
Interest income	93	0.2%	174	0.3%
Interest expense	(10)	0.0%	(6)	0.0%

	83	0.1%	(105)	-0.2%

INCOME/(LOSS) BEFORE INCOME TAXES (BENEFIT)/EXPENSE:	(811)	-1.4%	(1,800)	-3.0%

INCOME TAXES/(BENEFIT)
Current	125	0.2%	—	0.0%
Deferred	(379)	-0.6%	(540)	-0.9%
	(254)	-0.4%	(540)	-0.9%

INCOME/(LOSS) BEFORE MINORITY INTEREST	(557)	-0.9%	(1,260)	-2.1%

Minority Interest	(9)	0.0%	(19)	0.0%

NET LOSS	$(566)	-0.9%	$(1,279)	2.1%

LOSS PER SHARE (BASIC & DILUTED):

Net Loss	$(0.02)		$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic & Diluted	30,676,000		30,369,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
	(As restated note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(566)	$(1,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	(379)	(540)
Depreciation	1,316	1,299
Amortization of intangibles	208	—
Provision for bad debts	390	385
Loss on sale of assets	—	273

Change in assets and liabilities, net of acquisitions:
Accounts receivable	(3,042)	(629)
Other current assets	1,122	1,071
Other assets	(280)	(2,842)
Refundable income taxes	—	19,051
Accrued payroll, payroll taxes and benefits	869	(225)
Accounts payable	561	(2,963)
Income taxes payable	(572)	624
Other accrued expenses	(2,612)	(1,255)
Other liabilities	373	(409)

NET CASH PROVIDED/ (USED) BY OPERATING ACTIVITIES	(2,612)	12,561

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(497)	(820)
Proceeds received from the sale of assets	—	149
Changes in goodwill	—	(387)
NET CASH (USED) IN INVESTING ACTIVITIES	(497)	(1,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	262	11
Purchase of treasury shares	—	(875)
Stock issued on employee stock purchase plan	146	—
NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES	408	(864)

Foreign currency losses	(152)	(14)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(2,853)	10,625

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,610	59,769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,757	$70,394

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

As part of management's investigation of this accounting error, an extensive review of intercompany transactions was completed. As a result, other adjustments, not affecting operating results, were recorded. These adjustments to the balance sheet corrected an overstatement of accrued expenses and an understatement of shareholders' equity (specifically the overstatement of accumulated comprehensive loss). In addition, in the second quarter of 2003, the Company made a balance sheet correction resulting in an increase in shareholders' equity and a decrease in accrued payroll of $41,000. In 2004, the Company made a balance sheet correction resulting in an increase in accounts receivable and shareholder's equity (specifically accumulated comprehensive income/loss) of approximately $65,000 and $42,000 in the quarters ending March 31, 2004 and June 30, 2004 respectively.

The following schedule reconciles net loss for the three months ended March 31, 2004 as originally reported, to the corresponding amounts on a restated basis after given effect to the adjustment described above.

(In thousands, except per share data)	Three Months Ended March 31, 2004
(unaudited)

Net loss as originally reported	(4)

Direct costs adjustment (pretax)	(864)

Income tax benefit	302
Net loss as restated	(566)

Loss per share (basic and diluted) as originally reported	—
Effect of Direct Costs adjustment	(0.02)
Loss per share (basic and diluted) as restated	(0.02)

The previously reported results of operations for the three-month ended March 31, 2004 as reported on Form 10Q with the Securities and Exchange Commission, have been amended to reflect the above adjustments.  The results of such adjustments, as compared with the Company’s previously reported results for the three-month periods ended March 31, 2004, are set forth below.

(In thousands, except per share data	Three Months Ended March 31, 2004	Three Months Ended March 31, 2004
	As Originally Reported	As Restated
	(unaudited)	(unaudited)

Revenue	59,706	59,706

Cost and expenses
Direct costs	39,941	40,805
Selling, general and administrative	19,587	19,587
Amortization of intangibles	208	208
Restructuring charge	—	—
	59,736	60,600

Loss from Operations	(30)	(894)

Other income/expenses
Loss on sale of assets	—	—
Interest income	93	93
Interest expense	(10)	(10)
	83	83

Loss before income taxes and minority interest	53	(811)

Income tax / (benefit) (Notes 1 and 18):
Current	24	125
Deferred	24	(379)
Income tax benefit	48	(254)

Net loss before minority interest	5	(557)
Minority Interest	(9)	(9)
Net loss	(4)	(566)

Net Loss per share	(0.00)	(0.02)

Weighted average number of shares outstanding:
Basic and Diluted	30,676,000	30,676,000

The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at March 31, 2004.

	March 31, 2004	March 31, 2004
	(As originally reported)	(As restated)
	(in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,757	$49,757
Accounts receivable	50,882	50,947
Deferred income taxes	4,137	4,137
Refundable income taxes	—	—
Other	3,637	3,637

TOTAL CURRENT ASSETS	108,413	108,478

PROPERTY AND EQUIPMENT
Furniture, equipment and other	42,769	42,769
Less accumulated depreciation	(34,265)	(34,265)

	8,504	8,504

OTHER ASSETS - NET:
Goodwill	34,218	34,218
Intangibles	2,200	2,200
Deferred income taxes	13,977	15,569
Other	9,666	9,666

TOTAL OTHER ASSETS	60,061	61,653

	$176,978	$178,635
TOTAL ASSETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued payroll, payroll taxes and benefits	$4,441	$8,660
Accounts payable	8,848	8,848
Restructuring reserve	2,152	2,152
Income taxes payable	570	671
Tax benefit reserve	0	0
Other accrued expenses	5,535	3,341

TOTAL CURRENT LIABILITIES	21,546	23,672

OTHER LIABILITIES	5,008	5,008

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A	3,315	3,315
Additional paid-in capital	152,808	152,808
Accumulated comprehensive loss	(5,167)	(2,867)
Retained earnings	13,303	10,534

	164,259	163,790

Less shares held in treasury, at cost; 2,408,662 shares	(13,835)	(13,835)

TOTAL SHAREHOLDERS’ EQUITY	150,424	149,955

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$176,978	$178,635

3.              Recent Accounting Pronouncements

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

4.     Accounting for Stock Based Compensation

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

		March 31, 2004	March 31, 2003
		(in thousands, except per share data)
		(As restated Note 2)
Net loss	As reported	$(566)	$(1,279)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(724)	(828)

	Pro forma	$(1,290)	$(2,107)

Earnings per share
Basic and diluted	As reported	$(0.02)	$(0.04)
	Pro forma	(0.04)	(0.07)

5.     Restricted Cash

Included in cash and cash equivalents at March 31, 2004 and December 31, 2003 is restricted cash of approximately $2.6 million and $2.2 million respectively.  Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client.

6.     Earnings Per Share

The computation of diluted earnings per share excludes all options since their inclusion would be anti-dilutive.  During the three months ended March 31, 2004, 3,802,000 options were excluded.  During the three months ended March 31, 2003, 2,902,602 options were excluded.

7.     Segment Information

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

	Three Months Ended
(in 000’s)	March 31, 2004	March 31, 2003
	(As restated note 2)
Revenue:
IT Services	$29,804	$36,183
Solutions Group	24,549	19,601
Chimes	5,353	4,469
TOTAL	$59,706	$60,253

Gross Margin:
IT Services	$6,057	$7,170
Solutions Group	7,784	6,206
Chimes	5,061	4,104
TOTAL	$18,902	$17,480

Operating income / (loss):
IT Services	$2,041	$1,886
Solutions Group	2,037	3,355
Chimes	94	(1,567)
TOTAL	$4,172	$3,674

Corporate Allocation:
IT Services	$2,888	$3,075
Solutions Group	1,451	1,665
Chimes	519	380
TOTAL	$4,858	$5,120

Income/(loss) before income taxes/(benefit):
IT Services	$(847)	$(1,189)
Solutions Group	586	1,689
Chimes	(425)	(1,947)
TOTAL	$(686)	$(1,446)

Assets:
IT Services	$22,927	$33,884
Solutions Group	86,739	44,710
Chimes	15,118	11,733
Corporate and other	53,851	97,441
TOTAL	$178,635	$187,768

Reconciliation of Segment Income/(Loss) before Income Taxes/(Benefit) to Consolidated Income/(Loss) Before Income Taxes/(Benefit):

	Three Months Ended
	March 31, 2004	March 31, 2003
	(As restated note 2)
Total Segments Loss before Income Taxes/(Benefit)	$(686)	$(1,446)

Adjustments:

Interest income, net	83	168

Gain/(loss) on sale of assets	—	(273)

Restructuring charges	(249)

Amortization of intangibles	(208)	—

Total Adjustments:	$(125)	$(354)
Consolidated income/(loss) before income taxes and minority interest	$(811)	$(1,800)

8.     Restructuring Charges

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

9.               Comprehensive Income / (Loss)

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

	Three Months Ended
	March 31, 2004	March 31, 2003
	(As restated note 2)
Comprehensive Loss:

Net Loss	$(566)	$(1,279)
Other comprehensive income/(loss) – Foreign currency adjustment	(152)	(14)
Unrealized gain/(loss) on SERP investments	74	(210)
Comprehensive Loss	$(644)	$(1,503)

10.         Acquisitions

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

11.         Sale of Subsidiary

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

17.         Subsequent Events

On April 1, 2004, the Company’s subsidiary, RGII Technologies, Inc., closed on its acquisition of Automated Information Management Inc. (AIM), a federal government IT Services company with 2003 revenues of approximately $18.5 million.  The all-cash transaction totaled approximately $15.7 million, including a working capital adjustment.  The acquisition of AIM is directly linked to the Company’s strategy of expanding its presence in the federal government IT market and pursuing bolt on expansions for its RGII subsidiary.

Item 2

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

The loss from operations in the first quarter of 2004 totaled $894,000, including $208,000 of amortization expense related to intangibles.  This compares to a loss from operations of approximately $1.7 million for the first quarter of 2003, which included restructuring charges of $249,000.

Management continues to focus on maintaining a strong balance sheet, with approximately $50 million in cash at March 31, 2004, along with $84.8 million in working capital and no debt outstanding.

On April 1, 2004, the Company’s subsidiary, RGII Technologies, Inc., acquired Automated Information Management, Inc. (AIM), a federal government IT Services company for approximately $15.7 million in cash.  The acquisition of AIM is directly linked to our strategy of expanding our presence in the federal government IT market and pursuing bolt on expansions to our RGII subsidiary.

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

In addition, in the second quarter of 2003, the Company made a balance sheet correction resulting in an increase in shareholders’ equity and a decrease in accrued payroll of $41,000. In 2004, the Company made a balance sheet correction resulting in an increase in accounts receivable and shareholder’s equity (specifically accumulated comprehensive income/loss) of approximately $65,000 and $42,000 in the quarters ending March 31, 2004 and June 30, 2004 respectively.

Additional detail with respect to the impact of the restatement on the Company’s results of operations is reported in note 2 of the Notes to the Consolidated Financial Statements included in Part I—Item 1 of this Amendment No. 1 of Form 10Q/A.

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

Revenues .  Revenues decreased to $59.7 million in the first quarter of 2004 from $60.3 million in the first quarter of 2003, a decrease of $0.6 million or 1.0%.

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

Direct Costs .  Direct costs decreased to $40.8 million in the first quarter of 2004  from $42.8 million in the first quarter of 2003.  Consolidated gross margin, revenues less direct costs, increased to 31.7% in the first quarter of 2004 from 29.0% in the same period of 2003. In the Company’s Solutions Group, gross profit totaled $7.8 million, or 31.8%,compared to $6.2 million, or 31.7%, for the first quarter of 2003.  This increase is primarily attributable to the RGII acquisition. IT Services gross margins for the first quarter of 2004 were 20.3%, which approximates the gross margin for the comparable period of 2003.  Chimes gross margins approximated 94.5% in the first quarter of 2004, compared to 91.8% in 2003, due to improved leveraging of direct costs.

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

Costs and Expenses .  Selling, general and administrative expenses increased to $19.6 million in the first quarter of 2004 from $18.9 million in the first quarter of 2003, an increase of $700,000 or 3.7%.  As a percentage of revenue, the Company’s SG&A expenses increased to 32.8% in the first quarter of 2004 from 31.4% in the comparable period of 2003.   This percentage increase in expenses is primarily attributable to the acquisition of RGII in July 2003.

Loss from Operations .  The Company’s loss from operations totaled $894,000 in the first quarter of 2004, including amortization expense totaling $208,000.  This represents an improvement from the $1.7 million loss in the first quarter of 2003 which includes restructuring charges of $249,000.

The composition of the operating profit for the quarter ending March 31, 2004, excluding amortization expense, of $178,000 included a loss of $847,000 in IT Services, income of $586,000 in the Solutions Group and a loss of $425,000 in Chimes.

Other Income/(Expense) .  Other income totaled $83,000 in the first quarter of 2004 compared to expenses of $105,000 in the same period of 2003.  This decrease in other income was primarily the result of the loss on sale of assets in 2003 of $273,000.

Provision for Income Taxes .  The effective tax rate for Federal, state and local income taxes was 31.3% for the first quarter of 2004 and 30% for the first quarter of 2003.

Net Loss .  Net loss for the first quarter of 2004 was $566,000 or $(0.02) loss per basic and diluted share, compared to net loss of $1.3 million, or $0.04 loss per diluted share for the first quarter of 2003.  The effect of restructuring charges and the loss on sale of assets amounted to $0.01 loss per share, net of taxes, in the first quarter of 2003.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock.  At March 31, 2004, the Company had approximately $84.8 million in working capital, of which $50 million was cash and cash equivalents.  At March 31, 2004, the Company had a current ratio position of 4.6 to 1.

Net cash used by operating activities in the first three months of 2004 was $2.6 million, primarily attributable to an increase of accounts receivable of $3.0 million, a decrease in accrued expenses, partially offset by depreciation expense (non-cash), totaling $1.3 million, included in net loss.

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

The decrease in accrued expenses from December 31, 2003 of approximately $2.6 million is attributable to payments made in the first quarter of 2004 against year-end accruals, including the RGII contingent payment of $631,000 and other legal and audit fees.

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

On April 1, 2004, the Company’s subsidiary, RGII Technologies Inc. closed on its acquisition of Automated Information Management Inc (AIM), a federal government IT Services company with 2003 revenues of approximately $18.5 million.  The all-cash transaction totaled approximately $15.7 million, including a working capital adjustment.

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

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  Leases are short term in nature and non-capital.  The following table summarizes all commitments under contractual obligations as of March 31, 2004:

	Total	Obligation Due
	Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
			(in thousands)

Operating leases	$10,601	$3,611	$5,909	$1,081	$—
RGII Contingent Note	9,369		9,369
Deferred Compensation	2,237				2,237
Supplemental Retirement Plan	12,318				12,318
Other	885	885	—	—
Total Cash Obligations	$35,410	$4,496	$15,278	$1,081	$14,555

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

Item 4.             Control and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of the discovery of this error, on October 26, 2004, management and the Audit Committee were informed by the Company’s independent accountants of certain matters involving internal controls that the Company’s auditors consider material weaknesses.  The first material weakness principally focused on the Company’s quarterly consolidation process, including intercompany transactions relating to the Company’s Canadian subsidiary, which were incorrectly recorded over the five fiscal quarters ending June 30, 2004.  This resulted in an understatement of consolidated consultant costs(direct cost) and an under accrual of consolidated accrued payroll in each period and for the year ended December 31, 2003.  The second material weakness principally focused on the fact that certain accounts were not properly reconciled, resulting in adjustments to accounts including accrued expenses and shareholders equity (not affecting operating results) to be recorded on the consolidated balance sheet.

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

PART II   Other Information

Item 6.             Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

	31.2	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

	32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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