Form 10-Q/A
period 2004-06-30
COMPUTER HORIZONS CORP
filed 2004-11-09
CIK 23019

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

Explanatory Note

The purpose of this Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Computer Horizons Corp. the (“Company”) for the three months ended June 30, 2004 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.

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

Balance Sheet Datea	Cumulative Reduction in Accrued Expenses	Cumulative Increase in Shareholders’ Equity	Quarterly Net Change
As of June 30, 2003	$1,376	$1,376	1,376	*
As of September 30, 2003	1,351	1,351	(25)
As of December 31, 2003	1,760	1,760	409
As of March 31, 2004	2,195	2,195	435
As of June 30, 2004	2,212	2,212	17

*Represents cumulative effect of all previous quarterly periods deemed not material on an individual quarter basis.

In addition, in the second quarter of 2003, the Company made a balance sheet correction resulting in an increase in shareholders’ equity and a decrease in accrued payroll of $41,000. In 2004, the Company made balance sheet corrections resulting in an increase in accounts receivable and shareholder’s equity (specifically accumulated comprehensive income/loss) of approximately $65,000 and $42,000 in the quarters ending March 31, 2004 and June 30, 2004 respectively.

As a result of the Company’s investigation into the causes of this accounting error, several remediating actions have been or are in the process of being implemented to prevent future reoccurrence and are included in Part 1 - Item 4. Control and Procedures on this Amendment No. 2 of Form 10-Q/A.

The effects of this restatement on the consolidated balance sheet of the Company as of June 30, 2004, and on the consolidated statements of operations and condensed consolidated statements of cash flows for the three months and six months ended June 30, 2004, are presented in Item 1 (Restated Financial Statements) and Item 2 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Amendment No. 2. Certain internal accounting control issues identified by management and related to the restatement are disclosed in Item 4 of Part I of this Amendment No. 2. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

The Company’s restatement of its financial statements for the year ended December 31, 2003, is reflected in Amendment No. 2 on Form 10-K/A, filed concurrently herewith, which amends its previously filed Form 10-KA for the year ended December 31, 2003. The Company is also concurrently filing amendments on Forms 10-Q/A to its previously filed Forms 10-Q for each of the periods ended June 30, 2003, September 30, 2003, and March 31, 2004 to reflect the restatement of its financial statements for those periods.

Additional detail regarding the restatement is included in Note 2 of the Notes to Consolidated Financial Statements included in Part I — Item 1 of this Amendment No. 2 on Form 10-Q/A.

Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 2 to modify or update other disclosures presented in the original report on Form 10-Q/A for the period ended June 30, 2004. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

PART I. Financial Information

Item 1.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2004	December 31, 2003
	(As restated note 2)	(As restated note 2)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,700	$52,610
Accounts receivable, net of allowance for doubtful accounts of $5,871 and $5,432 at June 30, 2004 and December 31, 2003, respectively	54,499	48,295
Deferred income taxes	4,141	4,514
Other	4,187	4,759
TOTAL CURRENT ASSETS	99,527	110,178

PROPERTY AND EQUIPMENT	42,149	42,252
Less accumulated depreciation	(34,447)	(32,929)
	7,702	9,323

OTHER ASSETS - NET:
Goodwill	45,461	34,218
Intangibles	4,220	2,408
Deferred income taxes	14,639	14,813
Other	9,768	9,386
TOTAL OTHER ASSETS	74,088	60,825

TOTAL ASSETS	$181,317	$180,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,024	$8,287
Accrued payroll, payroll taxes and benefits	9,393	7,791
Income taxes payable	346	1,243
Tax benefit reserve	—	19,600
Restructuring reserve	1,675	2,620
Other accrued expenses	4,642	5,813
TOTAL CURRENT LIABILITIES	26,080	45,354

OTHER LIABILITIES	5,147	4,635

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at June 30, 2004 and December 31, 2003 respectively	3,315	3,315
Additional paid-in capital	152,703	133,046
Accumulated comprehensive loss	(3,104)	(2,789)
Retained earnings	10,658	11,100
	163,572	144,672
Less shares held in treasury, at cost; 2,322,767 shares and 2,537,692 shares at June 30, 2004 and December 31, 2003, respectively	(13,482)	(14,335)
TOTAL SHAREHOLDERS’ EQUITY	150,090	130,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$181,317	$180,326

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2004 (As restated note 2)		June 30, 2003 (As restated note 2)		June 30, 2004 (As restated note 2)		June 30, 2003 (As restated note 2)
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
IT Services	$32,073	48.8%	$35,320	60.0%	$61,877	49.3%	$71,503	60.0%
Solutions Group	27,788	42.2%	18,691	31.8%	52,337	41.7%	38,292	32.2%
Chimes	5,929	9.0%	4,822	8.2%	11,282	9.0%	9,291	7.8%

	65,790	100.0%	58,833	100.0%	125,496	100.0%	119,086	100.0%

COSTS AND EXPENSES:
Direct costs	44,507	67.7%	43,494	73.9%	85,312	68.0%	86,267	72.4%
Selling, general and administrative	21,554	32.8%	20,716	35.2%	41,142	32.8%	39,642	33.3%
Amortization of intangibles	520	0.8%	—	0.0%	728	0.6%	—	0.0%
Restructuring charges	—	0.0%	1,949	3.3%	—	0.0%	2,198	1.8%
Special charges (credits)	(939)	-1.4%	7,978	13.6%	(939)	-0.7%	7,978	6.7%

	65,642	99.8%	74,137	126.0%	126,243	100.6%	136,085	114.3%

INCOME/(LOSS) FROM OPERATIONS	148.2%		(15,304)	-26.0%	(747)	-0.6%	(16,099)	-14.3%

OTHER INCOME / (EXPENSE):
Gain/(loss) on sale of assets	—	0.0%	—	0.0%	—	0.0%	(273)	-0.2%
Interest income	47	0.1%	102	0.2%	140	0.1%	276	0.2%
Interest expense	(18)	0.0%	(12)	0.0%	(28)	0.0%	(18)	0.0%

	29	0.0%	90	0.2%	112	0.1%	(15)	0.0%

INCOME/(LOSS) BEFORE INCOME TAXES	177	0.3%	(15,214)	-25.9%	(635)	-0.5%	(17.014)	-14.3%

INCOME TAXES / (BENEFIT):
Current	186	0.3%	—	0.0%	311	0.3%	—	0.0%
Deferred	(89)	-0.1%	(4,381)	-7.4%	(468)	-0.4%	(4,921)	-4.1%
	97	0.1%	(4,381)	-7.4%	(157)	-0.1%	(4,921)	-4.1%

INCOME / (LOSS) BEFORE MINORITY INTEREST	80	0.1%	(10,833)	-18.4%	(478)	-0.4%	(12,093)	-10.2%
Minority Interest	45	0.0%	(18)	0.0%	36	0.0%	(37)	0.0%

NET INCOME / (LOSS)	$125	0.2%	$(10,851)	-18.4%	$(442)	-0.4%	$(12,130)	-10.2%

EARNINGS / (LOSS) PER SHARE (BASIC & DILUTED):

Basic	$0.00		$(0.36)		$(0.01)		$(0.40)

Diluted	$0.00		$(0.36)		$(0.01)		$(0.40)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	30,810,000		30,292,000		30,743,000		30,331,000

Diluted	31,215,000		30,292,000		30,743,000		30,331,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(442)	$(12,130)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	(468)	(4,921)
Depreciation	2,591	2,575
Provision for bad debts	745	3,863
Loss/(Gain) on sale of assets	—	273
Amortization of intangibles	728	—
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(3,649)	4,677
Other current assets	590	1,631
Other assets	(382)	(3,130)
Refundable income taxes	—	19,051

Accrued payroll, payroll taxes and benefits	854	2,161
Accounts payable	1,337	(3,108)
Income taxes payable	(897)	706
Other accrued expenses	(2,427)	(241)
Other liabilities	766	(250)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(654)	11,157

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(844)	(979)
Acquisitions, net of cash acquired	(14,704)	—
Proceeds received from the sale of assets	—	149
Acquisition of assets	—	(387)
NET CASH (USED IN) INVESTING ACTIVITIES	(15,548)	(1,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	376	847
Purchase of treasury shares	—	(1,230)
Stock issued on employee stock purchase plan	280	193
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	656	(190)

Foreign currency gains/(losses)	(364)	1,538

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(15,910)	11,288

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,610	59,769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,700	$71,057

Supplemental Disclosures of Cash Flow Information:
Details of acquistion:
Assets acquired (including cash of $1,168)	$4,613
Liabilities assumed	(2,523)
Goodwill	11,242
Intangibles	2,540
Cash paid	15,872
Less: cash received in acquisition	1,168
Net cash paid	$14,704

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

The following schedule reconciles net loss for the three and six months ended June 30, 2004 as originally reported, to the corresponding amounts on a restated basis after given effect to the adjustment described above.

(In thousands, except per share data)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(unaudited)	(unaudited)

Net Income/ (loss) as originally reported	817	813

Direct costs adjustment (pretax)	(1,295)	(2,159)

Income tax benefit	602	904
Net loss as restated	125	(442)

Income (loss) per share as originally reported	0.03	0.03
Effect of Direct Costs adjustment	(0.03)	(0.04)
Loss per share as restated	—	(0.01)

The previously reported results of operations for the three and six months ended June 30, 2004 and June 30, 2003 as reported on Form 10Q with the Securities and Exchange Commission, have been amended to reflect the above adjustments.  The results of such adjustments, as compared with the Company’s previously reported results for the three and six-month periods ended June 30, 2004, and June 30, 2003 are set forth below.

(In thousands, except per share data)	Three Months Ended June 30, 2004 (unaudited)	Three Months Ended June 30, 2004 (unaudited)	Six Months Ended June 30, 2004 (unaudited)	Six Months Ended June 30, 2004 (unaudited)
	As Originally Reported	As Restated	As Originally Reported	As Restated

Revenue	65,790	65,790	125,496	125,496

Cost and expenses
Direct costs	43,213	44,507	83,153	85,312
Selling, general and administrative	21,554	21,554	41,142	41,142
Amortization of intangibles	520	520	728	728
Restructuring charge	—	—	—	—
Special charges (credits)	(939)	(939)	(939)	(939)
	64,348	65,642	124,084	126,243

Loss from Operations	1,442	148	1,412	(747)

Other income/expenses
Loss on sale of assets	—	—	—	—
Interest income	47	47	140	140
Interest expense	(18)	(18)	(28)	(28)
	29	29	112	112

Loss before income taxes and minority interest	1,471	177	1,524	(635)

Income tax / (benefit) (Notes 1 and 18):
Current	287	186	311	311
Deferred	412	(89)	436	(468)
Income tax benefit	699	97	747	(157)

Net loss before minority interest	772	80	777	(478)
Minority Interest	45	45	36	36
Net loss	817	125	813	(442)

Earnings / (Loss) per Share:
Basic	0.03	0.00	0.03	(0.01)
Diluted	0.03	0.00	0.03	(0.01)

Weighted average number of shares outstanding:
Basic	30,810,000	30,810,000	30,743,000	30,331,000
Diluted	31,215,000	30,292,000	30,743,000	30,331,000

	Three Months ended June 30, 2003	Three Months ended June 30, 2003	Six Months ended June 30, 2003	Six Months ended June 30, 2003
	As Originally Reported	As Restated	As Originally Reported	As Restated

Revenue
IT Services	35,320	35,320	71,503	71,503
Solutions Group	18,691	18,691	38,292	38,292
Chimes	4,822	4,822	9,291	9,291
	58,833	58,833	119,086	119,086

Cost and expenses
Direct costs	41,511	43,494	84,284	86,267
Selling, general and administrative	17,238	17,238	35,779	35,779
Bad debt expense	3,478	3,478	3,863	3,863
Restructuring charge	1,949	1,949	2,198	2,198
Special charges	7,978	7,978	7,978	7,978
	72,154	74,137	134,102	136,085

Loss from Operations	(13,321)	(15,304)	(15,016)	(16,999)

Other income/expenses
Gain/(loss) on sale of assets	—	—	(273)	(273)
Interest income	102	102	276	276
Interest expense	(12)	(12)	(18)	(18)
	90	90	(15)	(15)

Loss before income taxes	(13,231)	(15,214)	(15,031)	(17,014)
Income tax benefit	(3,719)	(4,381)	(4,259)	(4,921)
Net loss before minority interest	(9,512)	(10,833)	(10,772)	(12,093)
Minority Interest	(18)	(18)	(37)	(37)
Net loss	(9,530)	(10,851)	(10,809)	(12,130)
Basic earnings and diluted per share	(0.31)	(0.36)	(0.36)	(0.40)

The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at June 30, 2004.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2004 As Originaly Reported	June 30, 2004 As Restated	December 31, 2003 As Originaly Reported	December 31, 2003 As Restated
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,700	$36,700	$52,610	$52,610

Accounts receivable, net of allowance for doubtful accounts of $5,871 and $5,432 at June 30, 2004 and December 31, 2003, respectively	54,392	54,499	48,295	48,295
Deferred income taxes	4,141	4,141	4,514	4,514
Other	4,187	4,187	4,759	4,759
TOTAL CURRENT ASSETS	99,420	99,527	110,178	110,178

PROPERTY AND EQUIPMENT	42,149	42,149	42,252	42,252
Less accumulated depreciation	(34,447)	(34,447)	(32,929)	(32,929)
	7,702	7,702	9,323	9,323

OTHER ASSETS - NET:
Goodwill	45,461	45,461	34,218	34,218
Intangibles	4,220	4,220	2,408	2,408
Deferred income taxes	12,546	14,639	13,624	14,813
Other	9,768	9,768	9,386	9,386
TOTAL OTHER ASSETS	71,995	74,088	59,636	60,825

TOTAL ASSETS	$179,117	$181,317	$179,137	$180,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,024	$10,024	$8,287	$8,287
Accrued payroll, payroll taxes and benefits	3,878	9,393	4,436	7,791
Income taxes payable	346	346	1,243	2,620
Tax benefit reserve	—	—	19,600	1,243
Restructuring reserve	1,675	1,675	2,620	19,600
Other accrued expenses	6,853	4,642	7,572	5,813
TOTAL CURRENT LIABILITIES	22,776	26,080	43,758	45,354

OTHER LIABILITIES	5,147	5,147	4,635	4,635

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A

Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at June 30, 2004 and December 31, 2003 respectively	3,315	3,315	3,315	3,315

Additional paid-in capital	152,703	152,703	133,046	133,046

Accumulated comprehensive loss	(5,462)	(3,104)	(4,589)	(2,789)
Retained earnings	14,120	10,658	13,307	11,100
	164,676	163,572	145,079	144,672
Less shares held in treasury, at cost; 2,322,767 shares and 2,537,692 shares at June 30, 2004 and December 31, 2003, respectively	(13,482)	(13,482)	(14,335)	(14,335)
TOTAL SHAREHOLDERS’ EQUITY	151,194	150,090	130,744	130,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,117	$181,317	$179,137	$180,326

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

		Three Months Ended		Six Months Ended
(in 000’s)		June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)	June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)
Net income / (loss)	As reported	$125	$(10,851)	$(442)	$(12,130)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(555)	(403)	(1,257)	(1,387)

	Pro forma	$(430)	$(11,254)	$(1,699)	$(13,517)
Earnings / (loss) per share
Basic	As reported	$0.00	$(0.36)	$(0.01)	$(0.40)
	Pro forma	(0.01)	(0.37)	(0.06)	(0.45)

Diluted	As reported	$0.00	$(0.36)	$(0.01)	$(0.40)
	Pro forma	(0.01)	(0.37)	(0.06)	(0.45)

5.              Restricted Cash

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

In accordance with SFAS No. 128, the table below presents both basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)	June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)
Numerator:
Net Income/(Loss) –in thousands	$125	$(10,851)	$(442)	$(12,130)
Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	30,810,000	30,292,000	30,743,000	30,331,000
Effect of stock options	405,000	—	—	—
Diluted earnings/(loss) per share:
Denominator for diluted earnings per share — adjusted weighted average shares outstanding and assumed conversions	31,215,000	30,292,000	30,743,000	30,331,000
Basic earnings/(loss) per share	$0.00	$(0.36)	$(0.01)	$(0.40)
Diluted earnings/(loss) per share	$0.00	$(0.36)	$(0.01)	$(0.40)

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

7.              Segment Information

The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations.  IT Services is primarily staff augmentation.  The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing to major corporations, along with federal, state and local governments.  Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies which, according to Forbes magazine, represents the biggest and most important companies, as measured by sales, profits, assets and market value.  Income/(loss) before income taxes/(benefits) consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charges, amortization of intangibles, special charges (credits) and the write-off of a terminated project.  These exclusions total income of $0.4 million and expense of $ 12.9 million for the second quarter of 2004 and 2003 , respectively and income of $0.3 million and expense of $13.3 million for the first six months of June 30, 2004 and 2003, respectively (see reconciliation of segments income/(loss) before income taxes/ (benefit) to consolidated income/(loss) before income taxes/(benefit)).  Corporate services, consisting of general and administrative services are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)	June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)
Revenues:
IT Services	$32,073	$35,320	$61,877	$71,503
Solutions Group	27,788	18,691	52,337	38,292
Chimes	5,929	4,822	11,282	9,291
Total Revenues	65,790	58,833	125,496	119,086

Gross Profit:
IT Services	6,525	7,079	12,582	14,249
Solutions Group	9,196	3,810	16,980	10,016
Chimes	5,561	4,450	10,622	8,554
Total Gross Profit	21,282	15,339	40,184	32,819
%	32.3%	26.1%	32.0%	27.6%

Operating Income:
IT Services	1,963	2,289	4,004	4,175
Solutions Group	2,531	1,027	4,568	4,382
Chimes	728	(697)	822	(2,264)
Total Operating Income/ (Loss):	5,222	2,619	9,394	6,293
%	7.9%	4.5%	7.5%	5.3%

Corporate Allocation:
IT Services	3,392	2,961	6,280	6,036
Solutions Group	1,475	1,567	2,926	3,233
Chimes	626	404	1,145	783
Total Corporate Allocation	5,493	4,932	10,351	10,052
%	8.3%	8.4%	8.2%	8.4%

Total Income/ (loss) before Income Taxes (benefit):
IT Services	(1,429)	(672)	(2,276)	(1,861)
Solutions Group	1,056	(540)	1,642	1,150
Chimes	102	(1,101)	(323)	(3,048)
Total Income/ (loss) before Income Taxes (benefit)	$(271)	$(2,313)	$(957)	$(3,759)
%	(0.4)%	(3.9)%	(0.8)%	(3.2)%

Reconciliation of Segment Income / (Loss) before Income Taxes / (Benefit) to Consolidated Income / (Loss) Before Income Taxes/(Benefit):

	Three Months Ended		Six Months Ended
(000’s)	June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)	June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)
Total Segments Income/(Loss) before Income Taxes/(Benefit)	$(271)	$(2,313)	$(957)	$(3,759)
Adjustments:
Interest Income, net	29	90	112	258
Loss on sale of assets	—	—	—	(273)
Restructuring charges	—	(1,949)	—	(2,198)
Special (charges)/credits	939	(7,978)	939	(7,978)
Write-off of terminated project	—	(3,064)	—	(3,064)
Amortization of Intangibles	(520)	—	(728)	—
Total Adjustments:	$448	$(12,901)	$323	$(13,255)
Consolidated Income/(Loss) Before Income Taxes	$177	$(15,214)	$(634)	$(17,014)

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

9.              Comprehensive Income/(Loss)

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

	Three Months Ended		Six Months Ended
	June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)	June 30, 2004 (As restated note 2)	June 30, 2003 (As restated note 2)

Comprehensive Income/(Loss):

Net Income/(Loss)	$125	$(10,851)	$(442)	$(12,130)
Other comprehensive income/ (loss) – foreign currency adjustment	(213)	1,553	(365)	1,539
Unrealized gain /(loss) on SERP investments	(24)	943	50	733

Comprehensive Income/(Loss)	$(112)	$(8,355)	$(757)	$(9,859)

10.       Acquisitions

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

	Actual	Pro Forma
	Three Months Ended June 30 2004	Three Months Ended June 30 2003	Six Months Ended June 30 2004	Six Months Ended June 30 2003
Revenues:
IT Services	$32,073	$35,320	$61,877	$71,503
Solutions Group	27,788	23,158	56,775	47,018
Chimes	5,929	4,822	11,282	9,291
Total	65,790	63,300	129,934	127,812
Income/(loss) before minority interest	80	(10,889)	(542)	(11,953)
Minority interest	45	(18)	36	(37)
Net Income/(Loss)	$125	$(10,907)	$(506)	$(11,990)
Net Income/(loss) per share (basic & diluted)	$0.00	$(0.36)	$(0.02)	$(0.40)
Weighted average number of shares outstanding
Basic	30,810,000	30,292,000	30,743,000	30,331,000
Diluted	31,215,000	30,292,000	30,743,000	30,331,000

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

12.       Sale of Subsidiaries

On February 14, 2003, the Company sold the business and net assets of Computer Horizons e-Solutions (Europe) Limited, (“Solutions UK”) to Systems Associates Limited for 92,822 British Sterling Pounds (approximately US$ 145,500).  The loss from the transaction was $272,000.

13.  Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  As of June 30, 2004 the remaining authorization for repurchase is approximately 93,000 shares.

14.       Asset-Based Lending Facility

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

15.       Tax Benefit Reserve

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

17.       Special Items

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

18.       Aquent/Legal Matters

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

Net income for the second quarter of 2004 totaled $125,000, or $0.00 per share, compared with a net loss of approximately $10.9 million, or $(0.36) per share, in the comparable period of 2003.  Net loss for the six months ending June 30, 2004 totaled $442,000, or $(0.01) per share, compared with a net loss of $12.1 million, or $(0.40) per share, in the comparable six months ending June 30, 2003.  Net income for the six months ending June 30, 2004 includes a one-time credit of approximately $0.02 per share, primarily relating to an insurance refund, and a $(0.01) per share charge pertaining to the amortization of intangibles.  The first half of 2003 net loss includes special charges of $(0.32) per share relating to severance charges, the write-off of a terminated project, costs associated with the unilateral proposal and activities of Aquent and restructuring charges at the Company’s Canadian facilities.

Management continues to focus on maintaining a strong balance sheet, with approximately $36.7 million in cash and cash equivalents at June 30, 2004, along with $73.4 million in working capital and no debt outstanding.

On April 1, 2004, the Company’s subsidiary RGII acquired Automated Information Management, Inc. (AIM), a federal government IT Services company, for approximately $15.8 million in cash.  The acquisition of AIM is directly linked to the Company’s strategy of expanding its presence in the federal government IT market and pursuing bolt-on expansions to its RGII subsidiary.

Although the Company reported net loss of $442,000 in the first half of 2004, the level of business activity in the IT market remains uncertain, primarily in the Company’s IT Services and commercial solutions business.  This uncertainty significantly reduced revenues in the Company’s IT Services business in the first half of 2004, compared to the prior year.  The IT Services business accounted for approximately 49% of the Company’s total revenue in the first half of 2004.  Although IT Services second quarter revenue increased sequentially from the first quarter of 2004, the Company cannot predict if these increases are sustainable and when the overall level of business activity in the IT market will improve.

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

Balance Sheet Date	Cumulative Reduction in Accrued Expenses	Cumulative Increase in Equity	Quarterly Net Change
As of June 30, 2003	$1,376	$1,376	1,376	*
As of September 30, 2003	1,351	1,351	(25)
As of December 31, 2003	1,760	1,760	409
As of March 31, 2004	2,195	2,195	435
As of June 30, 2004	2,212	2,212	17

*Represents cumulative effect of all previous quarterly periods deemed not material on an individual quarter basis.

In addition, in the second quarter of 2003, the Company made a balance sheet correction resulting in an increase in shareholders’ equity and a decrease in accrued payroll of $41,000. In 2004, the Company made a balance sheet correction resulting in an increase in accounts receivable and shareholder’s equity (specifically accumulated comprehensive loss) of approximately $65,000 and $42,000 in the quarters ending March 31, 2004 and June 30, 2004 respectively.

Additional detail with respect to the impact of the restatement on the Company’s results of operations is reported in Note 2 of the notes to the Consolidated Financial Statements included in Part I - Item 1 of this Amendment No. 2 of Form 10-QA.

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

The Company’s Chimes subsidiary recognizes revenue on a transaction fee basis.  The Chimes service offering aggregates the suppliers of temporary workers to the customer and renders one invoice to the customer.  Upon payment from the customer, Chimes deducts a transaction fee and remits the balance of the client payment to the applicable vendor.  Chimes recognizes only their fee for the service, not the aggregate billing to the customer.  The gross amount of the customer invoicing is not considered revenue or receivable to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the vendor until paid by the customer .

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

Solutions Group revenues increased to $27.8 million in the second quarter of 2004 from $18.7 million in the second quarter of 2003, an increase of $9.1 million or 49%.   The increase in Solutions Group revenues is attributable to the Company’s federal government practice, including the July 2003 acquisition of RGII and the April 2004 acquisition, by RGII, of AIM, with revenues in the second quarter of 2004 totaling approximately $13.9 million.  This revenue increase for the quarter was partially offset by several commercial (non-federal) domestic solutions projects ending and revenue declines attributable to projects with the City of New York, totaling approximately $4.8 million, in comparison to the second quarter of 2003.  Solutions Group revenues increased to $52.3 million in the first six months of 2004 from $38.3 million in the first six months of 2003, an increase of $14.0 million or 36.7% .  The increase in Solutions Group revenues is attributable to the Company’s federal government practice expansion, including the acquisition of RGII and AIM, with total first half 2004 revenues of $23.4 million, partially offset by revenue declines in commercial domestic solutions projects and the City of New York, totaling approximately $9.5 million, in comparison to the first six months of 2003.

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

Direct Costs and Gross margins .  Direct costs were $44.5 million and $85.3 million in the second quarter and first half of 2004, respectively, and $43.5 million and $86.3 million in the second quarter and first half of 2003, respectively.  Gross margin, revenues less direct costs, increased to 32.3% in the second quarter of 2004 from 26.1% in the same period of 2003.  Gross margin increase to 32.0% in the first six months of 2004 from 27.6% in the same period of 2003. In the Company’s Solutions Group, gross profit totaled $17.0 million, or 32.4% for the six months ending June 30, 2004 compared to $10.0 million, or 26.2%. This increase is primarily attributable to the RGII and AIM acquisitions.  IT Services gross margins for the six months ended June 30, 2004 were $12.6 million, or 20.3%, compared to $14.2 million, or 20.0% for the comparable period of 2003.  Chimes gross margins approximated 94.1% for the six months ended June 30, 2004, compared to 92.1% in 2003, due to improved leveraging of direct costs.

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

Income / (Loss) from Operations .  The Company’s income from operations totaled $148,000 in the second quarter of 2004, including amortization expense totaling $520,000 and special credits (insurance refund) of $939,000.  This compares to a loss from operations of $15.3 million in the second quarter of 2003, which includes restructuring charges of $1.9 million, special charges of $8.0 million pertaining to costs associated with the unilateral proposal and activities of Aquent and the write-off of a terminated project with ATEB, for financial reasons, of approximately $3.1 million.

The composition of the operating profit for the quarter ending June 30, 2004, excluding all special charges/(credits), interest income/(expense) and amortization expense, of $1.0 million included a loss of $1.4 million in IT Services, income of $2.3 million in the Solutions Group and income of $0.1 million in Chimes.

The Company’s loss from operations totaled $747,000 in the first six months of 2004, including amortization expense of $728,000 and special credits of $939,000.  This compares to a loss from operations of $16.1 million in the first half of 2003, which includes restructuring charges of $2.2 million, special charges of $8.0 million pertaining to costs associated with the unilateral proposal and activities of Aquent and the write-off of a terminated project with ATEB, for financial reasons, of approximately $3.1 million.  The composition of the 2004 operating income excluding all special charges/(credits), interest income/(expense) and amortization expense, of $1.2 million included a loss of $2.3 million in IT Services, income of $3.8 million in the Solutions Group and a loss of $0.3 million in Chimes.

Other Income/(Expense) .  Other income was $29,000 in the second quarter of 2004, compared to other income of $90,000 in the comparable period of 2003.  This decrease of other income during the second quarter of 2004 was due to decreased interest income primarily resulting from lower balances on cash investments.  Other income was $112,000 in the first six months of 2004, compared to other expense of $15,000 in the comparable period of 2003, which included a loss on sale of assets of $273,000.

Provision for Income Taxes .  The effective tax rates for Federal, state and local income taxes were tax expense of 55% for the second quarter of 2004 and tax benefit of 25% for the first six months of 2004, compared with a tax benefit of 29% for the comparable periods of 2003.

Net Income / (Loss) .  Net income for the second quarter of 2004 was $125,000, or $0.00 per diluted share, compared to net loss of $10.9 million, or $(0.36) loss per diluted share for the second quarter of 2003, an increase of $11.0 million.  The effect of special credits and amortization expense amounted to $0.01 income per share in the second quarter of 2004.  The second quarter of 2003 net loss includes special charges of $(0.31) per share relating to severance charges, the write-off of a terminated project with ATEB for financial reasons, costs associated with the unilateral proposal and activities of Aquent and restructuring costs at our Canadian facilities.  For the first half of 2004, the net loss was $442,000, or $(0.01) per diluted share, compared to a net loss of $12.1 million, or $0.40 loss per diluted share for the first half of 2003.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At June 30, 2004, the Company had approximately $73.4 million in working capital, of which $36.7 million was cash and cash equivalents. At June 30, 2004, the Company had a current ratio position of 3.8 to 1.

Net cash used in operating activities in the first six months of 2004 was $654,000, primarily attributable to net income, the effect of non-cash charges totaling approximately $4.5 million, offset by an increase in accounts receivable of $3.6 million and a decrease in accrued expenses.

Total accounts receivable increased $6.2 million to $54.5 million at June 30, 2004 (including $3.3 million of accounts receivable acquired from AIM), from $48.3 million at December 31, 2003.  Accounts receivable days sales outstanding (“DSO”) were 74 days at June 30, 2004 compared to 77 days at March 31, 2004 and 70 days at December 31, 2003.  The increase in DSO’s from December 31, 2003, is primarily attributable to the seasonal slowdown of payments from clients, which historically occurs in the first quarter of each year.  A three-day improvement in DSO’s was noted in the second quarter and DSO’s are expected to decrease for the remainder of 2004.  All client receivable collectibility and billing issues identified by management have been adequately reserved.  For the period ending June 30, 2004, there were no significant changes in credit terms, credit policies or collection efforts.

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

As part of management’s investigation of this accounting error, an extensive review of intercompany transactions was completed.  As a result, other adjustments, not affecting operating results, were recorded.  These adjustments to the balance sheet corrected an overstatement of accrued expenses and an understatement of shareholders’ equity (specifically accumulated comprehensive income).

As a result of the discovery of this error, on October 26, 2004, management and the Audit Committee were informed by the Company’s independent accountants of certain matters involving internal controls that the Company’s auditors consider material weaknesses.  The first material weakness principally focused on the Company’s quarterly consolidation process, including intercompany transactions relating to the Company’s Canadian subsidiary, which were incorrectly recorded over the five fiscal quarters ending June 30, 2004.  This resulted in an understatement of consolidated consultant costs (direct cost) and an under accrual of consolidated accrued payroll in each period and for the year ended December 31, 2003.  The second material weakness principally focused on the fact that certain accounts were not properly reconciled, resulting in adjustments to accounts including accrued expenses and shareholders’ equity not affecting operating results, to be recorded on the consolidated balance sheet.

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