Form 10-Q
period 2004-09-30
COMPUTER HORIZONS CORP
filed 2004-11-09
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004

or

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

As of November 9, 2004 the issuer had 30,923,320 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Part I Financial Information

Item 1

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,243	$52,610
Accounts receivable, net of allowance for doubtful accounts of $6,260 and $5,432 at September 30, 2004 and December 31, 2003, respectively	55,083	48,295
Deferred income taxes	3,423	4,514
Refundable income taxes	3,534	—
Other	4,260	4,759
TOTAL CURRENT ASSETS	100,543	110,178

PROPERTY AND EQUIPMENT	42,695	42,252
Less accumulated depreciation	(35,602)	(32,929)
	7,093	9,323

OTHER ASSETS - NET:
Goodwill	45,466	34,218
Intangibles	3,737	2,408
Deferred income taxes	15,756	14,813
Other	8,674	9,386
TOTAL OTHER ASSETS	73,633	60,825

TOTAL ASSETS	$181,269	$180,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,856	$8,287
Accrued payroll, payroll taxes and benefits	9,535	7,791
Income taxes payable	3,397	1,243
Tax benefit reserve	—	19,600
Restructuring reserve	1,139	2,620
Other accrued expenses	3,890	5,813
TOTAL CURRENT LIABILITIES	26,817	45,354

OTHER LIABILITIES	5,474	4,635

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par, authorized 100,000,000 shares; issued 33,153,107 shares at September 30, 2004 and December 31, 2003 respectively	3,315	3,315
Additional paid-in capital	151,495	133,046
Accumulated comprehensive loss	(2,809)	(2,789)
Retained earnings	10,198	11,100
	162,199	144,672
Less shares held in treasury, at cost; 2,166,584 shares and 2,537,692 shares at September 30, 2004 and December 31, 2003, respectively	(13,221)	(14,335)
TOTAL SHAREHOLDERS’ EQUITY	148,978	130,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$181,269	$180,326

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

THREE MONTHS ENDED		NINE MONTHS ENDED
September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
% of revenue	% of revenue	% of revenue	% of revenue

REVENUES:
IT Services	$33,791	48.7%	$32,235	50.0%	$95,668	49.1%	$103.738	56.5%
Solutions Group	29,604	42.7%	27,016	41.9%	81,941	42.0%	65,308	35.6%
Chimes	6,002	8.6%	5,208	8.1%	17,284	8.9%	14,499	7.9%

	69,397	100.0%	64,459	100.0%	194,893	100.0%	183,545	100.0%

COSTS AND EXPENSES:
Direct costs	47,880	69.0%	45,069	69.9%	133,192	68.3%	131,336	71.6%
Selling, general and administrative	21,851	31.5%	20,883	32.4%	62,993	32.3%	60,525	33.0%
Amortization of intangibles	484	0.7%	526	0.8%	1,212	0.6%	526	0.3%
Restructuring charges	—	0.0%	787	1.2%	—	0.0%	2,985	1.6%
Special charges (credits)	—	0.0%	800	1.2%	(939)	-0.5%	8,778	4.8%

	70,215	101.2%	68,065	105.6%	196,458	100.8%	204,150	111.2%

INCOME/(LOSS) FROM OPERATIONS	(818)	-1.2%	(3,606)	-5.6%	(1,565)	-0.8%	(20,605)	-11.2%

OTHER INCOME / (EXPENSE):
Gain/(loss) on sale of assets	—	0.0%	—	0.0%	—	0.0%	(273)	-0.1%
Interest income	93	0.1%	96	0.1%	233	0.1%	372	0.2%

Interest expense	—	0.0%	(18)	0.0%	(28)	0.0%	(36)	0.0%

	93	0.1%	78	0.1%	205	0.1%	63	0.0%

INCOME/(LOSS) BEFORE INCOME TAXES	(725)	-1.1%	(3,528)	-5.5%	(1,360)	-0.7%	(20,542)	-11.2%

INCOME TAXES / (BENEFIT):
Current	76	0.1%	298	0.5%	387	0.2%	298	0.2%
Deferred	(399)	-0.6%	(962)	-1.5%	(867)	-0.4%	(5,883)	-3.2%
	(323)	-0.5%	(664)	-1.0%	(480)	-0.2%	(5,585)	-3.0%

INCOME / (LOSS) BEFORE MINORITY INTEREST	(402)	-0.6%	(2,864)	-4.4%	(880)	-0.5%	(14,957)	-8.1%

Minority Interest	(58)	-0.1%	21	0.0%	(22)	0.0%	(16)	0.0%

NET INCOME / (LOSS)	$(460)	-0.7%	$(2,843)	-4.4%	$(902)	-0.5%	$(14,973)	-8.2%

EARNINGS / (LOSS) PER SHARE (BASIC & DILUTED):

Net Loss Basic & Diluted	$(0.01)		$(0.09)		$(0.03)		$(0.49)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
Basic & Diluted	30,931,000		30,548,000		30,806,000		30,403,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(902)	$(14,973)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	(867)	(5,883)
Depreciation	3,709	3,836
Provision for bad debts	982	4,252
Amortization of intangibles	1,212	526

Loss on sale of assets	—	273
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(4,470)	10,816
Other current assets	517	1,741
Other assets	(499)	(2,544)
Refundable income taxes	(3,534)	19,051
Accrued payroll, payroll taxes and benefits	997	1,714
Accounts payable	169	(1,477)
Income taxes payable	2,154	934
Other accrued expenses	(3,817)	(1,389)
Other liabilities	1,092	(347)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(3,257)	16,530

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(1,352)	(1,683)
Acquisitions, net of cash acquired	(14,710)	(22,141)
Proceeds received from the sale of assets	—	149
Additions to intangibles	—	(566)

Additions to goodwill	—	(427)
NET CASH (USED IN) INVESTING ACTIVITIES	(16,062)	(24,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	—	(2,636)
Stock options exercised	619	939
Purchase of treasury shares	—	(1,230)
Stock issued on employee stock purchase plan	301	291
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	920	(2,636)

Foreign currency gains/(losses)	32	1,753

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(18,367)	(9,021)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,610	59,769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,243	$50,748

Supplemental Disclosures of Cash Flow Information:
Details of acquisition:
Assets acquired (including cash of $1,168)	$4,613
Liabilities assumed	(2,523)
Goodwill	11,248
Intangibles	2,540
Cash paid	15,878
Less: cash received in acquisition	1,168
Net cash paid	$14,710

Non-Cash Activities:

During the first quarter of 2004, the Company recorded a reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million. During the third quarter of 2004, the Company recorded a reduction in other assets and a reduction in additional paid-in capital of $1.2 million.

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods September 30, 2004 and September 30, 2003

(unaudited)

1.              Basis of Presentation

The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and September 30, 2003, respectively, and the statement of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 filed by the Company.  The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the respective full years.

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

In March 2004, the EITF reached a concensus on Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” EITF No. 03-1 provided guidance for evaluation whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The effect of the adoption of this statement was immaterial to the Company.

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

		Three Months Ended		Nine months Ended
(in 000’s)		September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income / (loss)	As reported	$(460)	$(2,843)	$(902)	$(14,973)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(199)	(438)	(1,456)	(1,746)

	Pro forma	$(659)	$(3,281)	$(2,358)	$(16,719)
Earnings / (loss) per share
Basic	As reported	$(0.01)	$(0.09)	$(0.03)	$(0.49)

	Pro forma	$(0.02)	$(0.11)	$(0.08)	(0.55)

Diluted	As reported	$(0.01)	$(0.09)	$(0.03)	$(0.49)

	Pro forma	$(0.02)	(0.11)	$(0.08)	(0.55)

4.              Restricted Cash

Included in cash and cash equivalents at September 30, 2004 and December 31, 2003 is restricted cash of approximately $487,000 and $2.2 million, respectively.  Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client.

5.              Earnings Per Share

The computation of diluted earnings per share excludes options with exercise prices greater than the average market price.  As of September 30, 2004 there were 268,472 excluded options, with exercise prices between $4.40 and $26.63 at September 30, 2004.

There were 275,138 and 285,263 excluded options, respectively for the third quarter and first nine months ended September 30, 2003, outstanding at September 30, 2003 with exercise prices between $4.40 and $26.63 and $4.00 and $26.63 respectively, per share.

6.              Segment Information

The Company has identified three business segments: IT Services, the Solutions Group and Chimes, Inc.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations.  IT Services is primarily staff augmentation.  The Solutions division provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Customer Relationship Management (CRM), network services, strategic outsourcing and managed resourcing to major corporations, along with federal, state and local governments.  Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies, which, according to Forbes magazine, represents the biggest and most important companies, as measured by sales, profits, assets and market value.  Income/(loss) before income taxes/(benefits) consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets, restructuring charges, amortization of intangibles, special charges (credits) and the write-off of a terminated project.  These exclusions total expense of $0.4 million and $2.0 million for the third quarter of 2004 and 2003, respectively and expense of $0.1 million and $15.3 million for the first nine months of September 30, 2004 and 2003, respectively (see reconciliation of segments income/(loss) before income taxes/ (benefit) to consolidated income/(loss) before income taxes/(benefit)).  Corporate services, consisting of general and administrative services are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
IT Services	$33,791	$32,235	$95,668	$103,738
Solutions Group	29,604	27,016	81,941	65,308
Chimes	6,002	5,208	17,284	14,499
Total Revenues	69,397	64,459	194,893	183,545

Gross Profit:
IT Services	5,722	6,514	18,304	20,763
Solutions Group	10,140	7,993	27,120	18,009
Chimes	5,655	4,882	16,277	13,436
Total Gross Profit	21,517	19,389	61,701	52,208
%	31.0%	30.1%	31.7%	28.4%

Operating Income:
IT Services	701	1,975	4,704	6,150
Solutions Group	2,936	2,143	7,504	6,525
Chimes	395	(113)	1,217	(2,377)
Total Operating Income/ (Loss):	4,032	4,005	13,425	10,298
%	5.8%	6.2%	6.9%	5.6%

Corporate Allocation:
IT Services	2,629	3,213	8,908	9,249
Solutions Group	1,271	1,767	4,197	4,999
Chimes	467	519	1,613	1,303
Total Corporate Allocation	4,367	5,499	14,718	15,551
%	6.3%	8.5%	7.6%	8.5%

Total Income/ (loss) before Income Taxes (benefit):
IT Services	(1,928)	(1,238)	(4,204)	(3,099)
Solutions Group	1,665	376	3,307	1,526
Chimes	(72)	(632)	(396)	(3,680)
Total Income/ (loss) before Income Taxes (benefit)	$(335)	$(1,494)	$(1,293)	$(5,253)

%	(0.5)%	(2.3)%	(0.7)%	(2.9)%

Reconciliation of Segment Income / (Loss) before Income Taxes / (Benefit) to Consolidated Income / (Loss) Before Income Taxes/(Benefit):

	Three Months Ended		Nine Months Ended
(000’s)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Total Segments Income/(Loss) before Income Taxes/(Benefit)	$(335)	$(1,494)	$(1,293)	$(5,253)
Adjustments:
Interest Income, net	93	78	205	336
Loss on sale of assets	—	—	—	(273)
Restructuring charges	—	(787)	—	(2,985)
Special (charges)/credits	—	(800)	939	(8,778)
Write-off of terminated project	—	—	—	(3,064)
Amortization of Intangibles	(484)	(526)	(1,212)	(526)
Total Adjustments:	$(391)	$(2,035)	$(68)	$(15,290)
Consolidated Income/(Loss) Before Income Taxes	$(726)	$(3,529)	$(1,360)	$(20,543)

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

	Remaining at December 31, 2003	Paid	Remaining at September 30, 2004
Lease Obligations:
United States	$90	$(90)	$—

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

	Remaining at December 31, 2003	Paid	Exchange Rate Fluctuation	Remaining at September 30, 2004

Severance	$47	$—	$1	$48

Lease Obligations	$150	$(26)	$1	$125

General Office Closure	$49	$(7)	$1	$43

Total	$246	$(33)	$3	$216

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

	Remaining at December 31, 2003	Paid	Exchange Rate Fluctuation	Remaining at September 30, 2004
Lease Obligations:
Canada	$739	$(351)	$(8)	$380

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

	Remaining at December 31, 2003	Paid	Remaining at September 30, 2004
Lease Obligations:
United States	$1,159	$(788)	$371

	Remaining at December 31, 2002	Paid	Reversed	Remaining at September 30, 2003
Lease Obligations:
United States	$2,483	$(1,023)	$(25)	$1,435

At the end of 2003, the Company had $78,000 of five lease obligations remaining from the restructure expense recorded in 2001.  As of September 30, 2004 there are no remaining lease obligations.

	Remaining at Dec. 31, 2003	Paid	Remaining at September 30, 2004

Lease Obligations:
United States	$78	$(78)	$0

	Remaining at Dec. 31, 2002	Paid	Remaining at September 30, 2003

Lease Obligations:
United States	$294	$(153)	$141

At the end of 2003, the Company had $308,000 of one lease obligation remaining on the restructure expense recorded in 2000, with the lease terminating in 2005.  The balance remaining at September 30, 2004 was $172,000.

	Remaining at Dec. 31, 2003	Paid	Remaining at September 30, 2004
Lease Obligations:
United States	$308	$(136)	$172

	Remaining at Dec. 31, 2002	Paid	Remaining at September 30, 2003
Lease Obligations:
United States	$488	$(133)	$355

8.              Comprehensive Income/(Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No.130”), requires that items defined as other comprehensive income/ (loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/ (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three and nine months ended September 30, 2004 and September 30, 2003 are as follows:

	Three Months Ended		Nine months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Comprehensive Income/(Loss):

Net Income/(Loss)	$(460)	$(2,843)	$(902)	$(14,973)
Other comprehensive income/ (loss) – foreign currency adjustment	397	214	32	1,753
Unrealized gain /(loss) on SERP investments	(102)	(112)	(52)	621
Comprehensive Income/(Loss)	$(165)	$(2,741)	$(922)	$(12,599)

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

The Company completed a preliminary allocation of the purchase price to assets and liabilities acquired, utilizing outside valuation consultants to assist in the process.  The allocation of the purchase price to assets acquired and liabilities assumed (which is subject to adjustment) was as follows (in thousands):

Allocation of Purchase Price

Cash	$1,168

Accounts Receivable	3,300

Other Current Assets	18

Goodwill	11,248

Intangibles	2,540

Property and Equipment	127

Total Assets	18,401

Accounts Payable	400

Accrued Payroll	747

Other Accrued Expenses	361

Deferred Tax Liabilities	1,015

Total Liabilities	2,523

Net Assets	$15,878

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

	Actual	Pro Forma
	Three Months Ended September 30 2004	Three Months Ended September 30 2003	Nine months Ended September 30 2004	Nine months Ended September 30 2003
Revenues:
IT Services	$33,791	$32,235	$95,668	$103,738
Solutions Group	29,604	31,687	86,379	78,705
Chimes	6,002	5,208	17,284	14,499
Total	69,397	69,130	199,331	196,942
Income/(loss) before minority interest	(402)	(2,649)	(966)	(14,622)
Minority interest	(58)	21	(22)	(16)
Net Income/(Loss)	$(460)	$(2,628)	$(988)	$(14,638)
Net Income/(loss) per share (basic & diluted)	$(0.01)	$(0.09)	$(0.03)	$(0.48)
Weighted average number of shares outstanding
Basic & Diluted	30,931,000	30,548,000	30,806,000	30,403,000

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the three months ended September 30, 2003: $313,000 amortization expense on purchased intangible assets, $43,500 reduction of interest income for cash consideration paid and $50,000 adjustment to record income taxes for AIM as if it was a C-Corporation and to record income tax effect of pro forma adjustments.

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the nine months ended September 30, 2004: $313,000 amortization expense on purchased intangible assets, elimination of Acquisition related bonuses of $2.3 million, $43,500 reduction of interest income for cash consideration paid and $40,000 adjustment to record income tax benefit for AIM as if it was a C-Corporation and to record income tax effect of pro forma adjustments.

The unaudited pro forma financial information above reflects the following adjustments to the consolidated financial statements for the nine months ended September 30, 2003: $940,000 amortization expense on purchased intangible assets, $131,000 reduction of interest income for cash consideration paid and $124,000 adjustment to record income taxes for AIM as if it was a C-Corporation and to record income tax effect of pro forma adjustments.

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

As a result of the integration of AIM into RGII, the Company and the seller of RGII have agreed that the operating results of AIM shall remain separate from and not be included in the RGII EBIT targets related to contingent payments.  RGII, however, shall be permitted an intercompany charge to AIM for AIM’s share of the combined operating overhead expenses. In addition, the seller of RGII will be eligible to receive a five percent bonus based on the operating income of AIM.

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

10.       Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows:

Reporting Units	Solutions	IT Services	Education	Chimes	Consolidated

Balance as of December 31, 2003	$34,218	$—	$—	$—	$34,218
Additions to Goodwill*	11,248	—	—	—	11,248
Balance as of September 30, 2004	$45,466	$—	$—	$—	$45,466

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

12.       Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  As of September 30, 2004 the remaining authorization for repurchase is approximately 93,000 shares.

13.       Asset-Based Lending Facility

The Company has a $40 million line of credit facility with availability based primarily on eligible customer receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of September 30, 2004, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balances, $19.5 million was available for borrowing as of September 30, 2004.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $77,500 and $84,000 for the nine month periods ended September 30, 2004 and 2003, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  At September 30, 2004, the Company is in compliance with the covenant.  The facility was scheduled to expire in July 2004; however, on July 14, 2004, the Company signed a one-year extension of the facility, which will remain in effect until July 2005.

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

As a result, the Company made a rescission offer, effective July 27, 2004, to all those persons who purchased shares of common stock pursuant to the Employee Stock Purchase Plan during the affected periods.  The rescission offer was made pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities laws.  In this rescission offer, the Company is offering to repurchase the shares, subject to our rescission offer, for the price paid per share plus interest from the date of purchase until the rescission offer expires, at the current statutory rate per year mandated by the state in which the shares were purchased.  The rescission offer expired on August 27, 2004, with no individuals accepting the rescission offer.

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

Each of the legal proceedings described above were settled and dismissed as a result of a settlement agreement between the Company and Aquent LLC entered into on December 12, 2003.  As part of the settlement, the Company agreed to modify its September 30, 2003 by-law agreement regarding special meeting procedures by, among other things, reducing from 75 to 50 the minimum number of days between the time a 10 percent or more shareholder requests a special meeting of shareholders and the date of that meeting.  In addition, Aquent entered into a standstill agreement pursuant to which, for a period of one year, it agreed not to request a special meeting of Computer Horizons’ shareholders for any purpose, or nominate anyone to serve as a member of CHC’s Board of Directors, or engage in any proxy solicitation of Computer Horizons’ shareholders.

The Company is involved in various and routine litigation matters, which arise through the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

18.  Balance Sheet Reclassification

During the third quarter of 2004, the Company recorded a reclassification reducing other assets and additional paid-in capital by approximately $1.2 million to adjust the elimination of an investment in a subsidiary company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2004 and September 30, 2003

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company's Form 10-K and the financial statements and notes included elsewhere in this Form 10-Q.

Overview

Computer Horizons Corp., (“CHC” or the “Company”), is a strategic solutions and human capital management company with more than thirty-six years of experience, specifically in information technology.  The Company’s clients are primarily Global 2000 companies, serviced by over 20 offices in the United States, Canada, and India.

The Company had revenues for the quarter ending September 30, 2004 of $69.4 million, an eight percent increase from the comparable period in 2003.  For the nine months ended September 30, 2004, revenues totaled $194.9 million, compared to $183.5 million in the comparable period of 2003.  The revenue increases for the quarter and nine months ended September 30, 2004 were attributable to growth in our Solutions business due to the July 2003 acquisition of RGII and the April 2004 acquisition, by RGII, of Automated Information Management, Inc. (AIM).  Also contributing to the revenue increase was growth achieved by the Company’s Chimes subsidiary.  Revenue growth during the first nine months of 2004 was partially offset by revenue declines in our commercial (non-federal) Solutions business and declines in our IT Services business (staff augmentation) due to a decrease in demand for temporary technology workers and the trend of companies to outsource technology jobs offshore.

Net loss for the third quarter of 2004 totaled $0.5 million, or $(0.01) per share, compared with a net loss of approximately $2.8 million, or $(0.09) per share, in the comparable period of 2003.  Net loss for the nine months ending September 30, 2004 totaled $0.9 million, or $(0.03) per share, compared with a net loss of $15.0 million, or $(0.49) per share, in the comparable nine months ending September 30, 2003.  Net loss for the nine months ending September 30, 2004 includes a one-time credit of approximately $0.02 per share, primarily relating to an insurance refund, and a $(0.03) per share charge pertaining to the amortization of intangibles.  The first nine months of 2003 net loss includes special charges of $(0.38) per share relating to severance charges, the write-off of a terminated project, costs associated with the unilateral proposal and activities of Aquent, restructuring charges at the Company’s Canadian facilities and amortization of intangibles.

Management continues to focus on maintaining a strong balance sheet, with approximately $34.2 million in cash and cash equivalents at September 30, 2004, along with $73.7 million in working capital and no debt outstanding.

On April 1, 2004, the Company’s subsidiary RGII acquired Automated Information Management, Inc. (AIM), a federal government IT Services company, for approximately $15.8 million in cash.  The acquisition of AIM is directly linked to the Company’s strategy of expanding its presence in the federal government IT market and pursuing bolt-on expansions to its RGII subsidiary.

The Company reported net loss of $0.9 million during the nine months of 2004, and, the level of business activity in the IT market remains uncertain, primarily in the Company’s IT Services and commercial solutions business.  This uncertainty significantly reduced revenues in the Company’s IT Services business in the first nine months of 2004, compared to the prior year.  The IT Services business accounted for approximately 49% of the Company’s total revenue in the first nine months of 2004.  Although IT Services third quarter revenue increased sequentially from the second quarter of 2004, the Company cannot predict if these increases are sustainable and when the overall level of business activity in the IT market will improve.

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

The IT Services business consists of providing technology consultants to large organizations on a temporary hire basis. The consultant work is supervised and managed by the customer. For the quarter and first nine months ended September 30, 2004, this segment represented approximately 49% of total revenues. The IT Services business tends to be a lower risk, lower gross margin business with very competitive pricing.

The Solutions Group, tends to be a higher margin, higher risk business, due to the fact that the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with customers. Virtually all projects performed by the Solutions Group are IT related and consist of practices such as application development, outsourcing arrangements, government services, Health Insurance Portability and Accountability Act, or HIPAA, services, technology training and managed services.  For the quarter and first nine months ended September 30, 2004, the Solutions Group (excluding Chimes) accounted for 43% and 42% of consolidated revenues respectively.

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

Chimes, Inc. is a human capital management solution company that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. During the quarter and first nine months ended September 30, 2004, Chimes accounted for approximately 9.0% of total revenues.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill and the valuation of the deferred tax asset.

Revenue Recognition

Approximately 95% and 92% of consolidated revenue in the quarter and nine months ended September 30, 2004 and September 30, 2003, respectively, was derived from time-and-material contracts.

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

RESULTS OF OPERATIONS

Revenues .  Revenues increased to $69.4 million in the third quarter of 2004 from $64.5 million in the third quarter of 2003, an increase of $4.9 million or 7.7%.  Revenues increased to $194.9 million in the first nine months of 2004 from $183.5 million in the first nine months of 2003, an increase of $11.4 million or 6.2%.

Solutions Group revenues increased to $29.6 million in the third quarter of 2004 from $27.0 million in the third quarter of 2003, an increase of $2.6 million or 9.6%.  The increase in Solutions Group revenues is attributable to the Company’s federal government practice, including the July 2003 acquisition of RGII and the April 2004 acquisition, by RGII, of AIM, with revenues in the third quarter of 2004 totaling approximately $13.3 million.  This revenue increase for the quarter was partially offset by several commercial (non-federal) domestic solutions projects ending and revenue declines attributable to projects with the City of New York, totaling approximately $1.7 million, in comparison to the third quarter of 2003.  Solutions Group revenues increased to $81.9 million in the first nine months of 2004 from $65.3 million in the first nine months of 2003, an increase of $16.6 million or 25.5%.  The increase in Solutions Group revenues is attributable to the Company’s federal government practice expansion, including the acquisition of RGII and AIM, with total first nine month 2004 revenues of $36.7 million, partially offset by revenue declines in commercial domestic solutions projects and the City of New York, totaling approximately $11.0 million, in comparison to the first nine months of 2003.

IT Services revenues increased to $33.8 million in the third quarter of 2004 from $32.2 million in the third quarter of 2003, an increase of $1.6 million or 4.8%.  For the third quarter of 2004, headcount increased by 8%, in comparison with the third quarter of 2003.  IT Services revenues decreased to $95.7 million in the first nine months of 2004 from $103.7 million in the first nine months of 2003, a decrease of $8.1 million or 7.8%.  For the first nine months of 2004, average headcount decreased by 6% in comparison to the first nine months of 2003, accounting for approximately $6.1 million of the revenue decrease.  The balance of the decrease in revenue (approximately $2.0 million) is attributable to a reduction in average bill rates.  The decrease in IT Services revenue during the first nine months of 2004, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore and the impact of pricing decreases by customers.

Chimes revenues increased to $6.0 million in the third quarter of 2004 from $5.2 million in the third quarter of 2003, an increase of $0.8 million, or 15.2%.  Chimes revenues, for the first nine months of 2004, increased to $17.3 million from $14.5 million in the first nine months of 2003, an increase of $2.8 million or 19.2%. This increase in Chimes revenue for the first nine months of 2004 is due to the expansion of managed spend at existing customers (accounting for $2.2 million of the revenue increase) and the addition of new customers (accounting for $0.6 million of the revenue increase) in this segment.

Direct Costs and Gross margins .  Direct costs were $47.9 million and $133.2 million in the third quarter and first nine months of 2004, respectively, and $45.1 million and $131.3 million in the third quarter and first nine months of 2003, respectively.  Gross margin, revenues less direct costs, increased to 31.0% in the third quarter of 2004 from 30.1% in the same period of 2003.  Gross margin increased to 31.7% in the first nine months of 2004 from 28.4% in the same period of 2003. In the Company’s Solutions Group, gross profit totaled $27.1 million, or 33.1% for the nine months ending September 30, 2004 compared to $18.0 million, or 27.6% in 2003.  This increase is primarily attributable to the RGII and AIM acquisitions.  IT Services gross margins for the nine months ended September 30, 2004 were $18.3 million, or 19.1%, compared to $20.8 million, or 20.0% for the comparable period of 2003.  This decrease is attributable to a reduction in average bill rates.  Chimes gross margins approximated 94.2% for the nine months ended September 30, 2004, compared to 92.7% in 2003, due to improved leveraging of direct costs.

The Company’s gross margin improvement is primarily attributable to the change in the revenue mix among the Company’s business segments.  Chimes and the Solutions Group are higher gross margin businesses than the Company’s IT Services segment.  For the first nine months of 2004, Chimes and Solutions Group revenue totaled approximately 51% of consolidated revenue, compared to approximately 43% of consolidated revenue for the comparable period in 2003.

Costs and Expenses.  Selling, general and administrative expenses decreased to $21.9 million and $63.0 million in the third quarter and first nine months of 2004, respectively, from $20.9 million and $60.5 million in the comparable periods of 2003. For the nine months ending September 30, 2003, SG&A expenses included a write-off of a terminated project with ATEB, for financial reasons, of approximately $3.1 million. Excluding this write-off in 2003, as a percentage of revenue, the Company's SG&A expenses were 31.5% and 32.4% in the third quarter and first nine months of 2004, respectively; as compared to 32.4% and 31.2% in the comparable periods of 2003. The increase in the first nine months on 2004 SG&A expenses is primarily attributable to the acquisitions of RGII and AIM in July 2003 and April 2004, respectively.

Income / (Loss) from Operations .  The Company’s loss from operations totaled $0.8 million in the third quarter of 2004, including amortization expense totaling $484,000.  This compares to a loss from operations of $3.6 million in the third quarter of 2003, which includes restructuring charges of $0.8 million, special charges of $0.8 million, pertaining to costs associated with the unilateral proposal and activities of Aquent, and amortization expense totaling $526,000.

The composition of the operating loss for the quarter ending September 30, 2004, excluding all special charges/(credits), interest income/(expense) and amortization expense, of $(335,000) included a loss of $1.9 million in IT Services, income of $1.7 million in the Solutions Group and a loss of $0.1 million in Chimes.

The Company’s loss from operations totaled $1.6 million in the first nine months of 2004, including amortization expense of $1.2 million and a special credit of $0.9 million.  This compares to a loss from operations of $20.6 million in the first nine months of 2003, which includes restructuring charges of $3.0 million, special charges of $8.8 million pertaining to costs associated with the unilateral proposal and activities of Aquent, the write-off of a terminated project with ATEB, for financial reasons, of approximately $3.1 million, and amortization expense totaling $0.5 million.  The composition of the 2004 operating loss of $1.3 million, excluding all special charges/(credits), interest income/(expense) and amortization expense included a loss of $4.2 million in IT Services, income of $3.3 million in the Solutions Group and a loss of $0.4 million in Chimes.

Other Income/(Expense) .  Other income was $93,000 in the third quarter of 2004, compared to other income of $78,000 in the comparable period of 2003.  Other income was $205,000 in the first nine months of 2004, compared to other income of $63,000 in the comparable period of 2003, which included a loss on sale of assets of $273,000.

Provision for Income Taxes .  The effective tax rates for Federal, state and local income taxes were tax benefits of 45% for the third quarter of 2004 and 35% for the first nine months of 2004, compared with 19% for the third quarter of 2003 and 27% for the first nine months of 2003.

Net Income / (Loss) .  Net loss for the third quarter of 2004 was $0.5 million or $(0.01) per diluted share, compared to net loss of $2.8 million, or $(0.09) per diluted share for the third quarter of 2003.  The effect of amortization expense amounted to $(0.01) per share, net of taxes in the third quarter of 2004.  The effect of special charges, restructuring charges and amortization of intangibles amounted to $(0.06) per share, net of taxes, in the third quarter of 2003.  For the first nine months of 2004, the net loss was $0.9 million, or $(0.03) per diluted share, compared to a net loss of $15.0 million, or $(0.49) per diluted share for the first nine months of 2003.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At September 30, 2004, the Company had approximately $73.7 million in working capital, of which $34.2 million was cash and cash equivalents. At September 30, 2004, the Company had a current ratio position of 3.7 to 1.

Net cash used in operating activities in the first nine months of 2004 was $3.3 million, primarily attributable to the net loss, offset by non-cash charges of $5.0 million, an increase in accounts receivable of $4.5 million, a decrease in other accrued expenses of $3.8 million, an increase in refundable income taxes of $3.5 million and an increase in income taxes payable of $2.2 million.

Total accounts receivable increased $6.8 million to $55.1 million at September 30, 2004 (including $3.3 million of accounts receivable acquired from AIM), from $48.3 million at December 31, 2003.  Accounts receivable days sales outstanding (“DSO”) were 71 days at September 30, 2004 compared to 74 days at June 30, 2004, 77 days at March 31, 2004 and 70 days at December 31, 2003.  The increase in DSO’s from December 31, 2003, is primarily attributable to the seasonal slowdown of payments from clients, which historically occurs in the first quarter of each year.  A six-day improvement in DSO’s was noted in the second and third quarter and DSO’s are expected to decrease for the remainder of 2004.  All client receivable collectibility and billing issues identified by management have been adequately reserved.  For the period ending September 30, 2004, there were no significant changes in credit terms, credit policies or collection efforts.

Net cash used in investing activities in the first nine months of 2004 was $16.1 million, consisting primarily of capital expenditures totaling $1.3 million and the acquisition of AIM for cash, totaling approximately $14.7 million, net of cash acquired.

Net cash provided by financing activities in the first nine months of 2004 was $920,000, primarily consisting of shares issued pursuant to the employee stock option plan and employee stock purchase plan.

The Company has a $40 million line of credit facility with availability based primarily on eligible customer receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of September 30, 2004, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible customer receivables and cash balances, $19.5 million was available for borrowing as of September 30, 2004.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $77,500 and $84,000 for the nine month periods ended September 30, 2004 and 2003, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on recurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  At September 30, 2004, the Company is in compliance with the covenant.  The facility was scheduled to expire in July 2004; however, on July 14, 2004, the Company signed a one-year extension of the facility, which will remain in effect until July 2005.

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

On April 1, 2004, the Company’s subsidiary, RGII Technologies Inc., closed on its acquisition of Automated Information Management Inc. (AIM), a federal government IT Services company with 2003 revenues of approximately $18.5 million.  The all-cash transaction totaled approximately $15.8 million, including a working capital adjustment.  As a result of the integration of AIM into RGII, the Company and the seller of RGII have agreed that the operating results of AIM shall remain separate from and not be included in the RGII EBIT targets related to contingent payments. RGII, however shall be permitted an intercompany charge to AIM for AIM’s share of combined operating overhead expenses.  In addition, the seller of RGII will be eligible to receive a five percent bonus based on the operating income of AIM.

Over the past several months, the Company has been examining its business and the marketplaces it serves. As a result and in order to better serve its customers, management will realign the Company’s business model around its three distinct segments of customers; federal government, commercial and vendor management services.  This new Commercial segment will include all professional services, staffing and solutions, excluding the federal government vertical.  This will enable the Company to focus on these segments individually, with a business model specific to each market.  The Company expects the realignment to be completed during the fourth quarter of 2004, and will begin to report by its three realigned business segments; Commercial, Federal and Chimes, commencing with the first quarter of 2005.  Considering the effects of these changes, and the heightened need to reduce costs in the Commercial segment, the Company anticipates a restructuring charge in the range of $2 to $3 million in the fourth quarter of 2004.  The restructuring plan is targeted to reduce consolidated operating expenses (direct cost and SG&A) by approximately $4 million on an annual basis.

The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next year.

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  The following table summarizes all commitments under contractual obligations as of September 30, 2004:

	Obligation Due
	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
	(in thousands)
Operating leases	$11,023	$4,496	$5,676	$851	$—
RGII Contingent Note	9,369	3,300	6,069
Deferred Compensation	2,531				2,531
Supplemental Retirement Plan	12,318				12,318
Other	902	902
Total Cash Obligations	$36,143	$8,698	$11,745	$851	$14,849

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

In March 2004, the EITF reached a concensus on Issue No. 03-1 “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” EITF No. 03-1 provided guidance for evaluation whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The effect of the adoption of this statement was immaterial to the Company.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon such evaluation, and except as described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, subsequent to September 30, 2004, the audit committee was advised by management that, based on an internal review of accounting processes and procedures, management had discovered an accounting error pertaining to the incorrect adjustment of consulting costs relating to intercompany transactions between the Company and its Canadian subsidiary.  This error caused an understatement of consolidated consultant costs (i.e. direct costs) in the Company’s consolidated income statement and an under accrual of consolidated accrued payroll on the balance sheet. The aggregate amount for all periods affected was an understatement of consultant costs totaling $5,555,000, with an after-tax impact of $3,462,000 or $(0.12) per share.

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

As a result of the discovery of this error, on October 26, 2004, management and the Audit Committee were informed by the Company’s independent accountants of certain matters involving internal controls that the Company’s auditors consider material weaknesses.  The first material weakness principally focused on the Company’s quarterly consolidation process, including intercompany transactions relating to the Company’s Canadian subsidiary, which were incorrectly recorded over the five fiscal quarters ending June 30, 2004.  This resulted in an understatement of consolidated consultant costs (direct cost) and an under accrual of consolidated accrued payroll in each period and for the year ended December 31, 2003.  The second material weakness principally focused on the fact that certain accounts were not properly reconciled, resulting in adjustments to accounts including accrued expenses and shareholders’ equity (not affecting operating results), to be recorded on the consolidated balance sheet.

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

•                  Canadian intercompany accounts, which currently record all receivable and payable activity in the same balance sheet account, will be divided into two intercompany accounts — one to record only intercompany invoicing transactions, one to record other (funding) transactions.  This will allow better tracking of intercompany transactions and more easily highlight incorrect entries, if any.

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

31.1 – CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2 – CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)             Report on Form 8-K

A report on Form 8-K was filed on July 29, 2004, reporting the issuance of a press release reporting the financial results of Computer Horizons for its second quarter, 2004.

A report on form 8-K was filed on September 10, 2004 which included a copy of a presentation presented at several investor conferences. This information was furnished, not filed, pursuant to Regulation FD.

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