Form 10-K
period 2004-12-31
COMPUTER HORIZONS CORP
filed 2005-03-16
CIK 23019

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $ 100,000,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 14, 2005 were 31,012,113 shares.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated herein by reference the registrant’s (i) portions of the Annual Report to Shareholders for the year ended December 3l, 2004, in Part II of this Report and (ii) portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission in Parts II and III.

COMPUTER HORIZONS CORP.

December 31, 2004

Form 10-K

Table of Contents

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits Financial Statement Schedules and Reports

SIGNATURES

Disclosure Regarding Forward Looking Statements

Statements included in this Report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended.  Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission (“SEC”).  Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements.  Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements.  Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective clients for the Company’s services, the availability of qualified professional staff, and price and wage inflation.

PART I

Item 1.  Business

General

Computer Horizons Corp., or CHC, or the Company, is a strategic solutions and professional services company with more than thirty-seven years of experience, specifically in information technology.  CHC was incorporated in 1969 under the laws of the State of New York.  The Company provides its services to multi-national companies through its “bestshore” delivery centers located globally, and enabling its Global 2000 (which, Forbes magazine defines as the biggest and most important companies as measured by sales, profits, assets and market value), client base to maximize technology investments.  With the acquisition of RGII Technologies, Inc (“RGII”)., in July 2003, and acquisition of Automated Information Management, Inc. (“AIM”) in April 2004, CHC expanded its government practice to include the Federal government sector, in addition to various other vertical markets it serves, such as healthcare, insurance and financial services. The Company’s wholly-owned subsidiary, Chimes, Inc. uses its proprietary technology to enable its Global 2000 client base to align and integrate business planning with human resource management across an enterprise’s business functions.

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

The Company’s clients are generally very large, Global 2000 companies in many industries and with wide geographic dispersion.  For the years ended December 31, 2004, 2003 and 2002, the Company’s ten largest clients accounted for approximately 24%, 38% and 38% of its revenues, respectively.  In 2004, the Company provided information technology services to 405 clients.   During 2004, the Company’s largest client accounted for approximately 6% of the Company’s consolidated revenues .  The Company offers its clients a broad range of business and technical services as an outsourcer and systems integrator capable of providing complex total solutions.  This total solutions approach comprises proprietary software and tools, proven processes and methodologies, tested project management practices and resource management and procurement programs.

The Company offers global technology services and solutions, which are divided into three divisions; (1) Solutions, (2) IT Services and (3) Chimes.  The following describes each of these divisions :

(1) Solutions:  CHC Solutions Group (including RGII Technologies Inc., AIM, CHC Healthcare Solutions and CHC’s training/education practice) is an e-Business Solutions provider, enabling enterprises and Federal, State and Local government agencies to build business-critical and highly scalable solutions.  The Solutions Group, comprised of approximately 1,000 IT professionals, offers a comprehensive list of integrated solutions including e-business strategy and assessment; HIPAA compliance; on shore, near-shore and offshore outsourcing;  enterprise network management; web architecture design; hosting and integration; application development; client relationship management (CRM); project management; systems integration; networking services and education/training.   For projects in the Solutions’ division, CHC is responsible for the project management and supervision.  Generally, the gross margins in this division are higher than that of the IT Services division.  Revenues in the Solutions Group are recognized as services are performed under either time-and-material or a fixed fee basis.  However, adjustments are made if necessary to reflect progress against milestones or deliverables.  The Solutions group contains the following practices :

(1a) RGII Technologies, Inc. (RGII): In July 2003, the Company acquired RGII, a solutions provider of high-end technology and program management to Federal, State and Local government agencies.  RGII offers services and solutions in such areas as: enterprise management, network infrastructure, information assurance and security, web development and integration, call management, engineering technology and technical services.  On April 1, 2004, RGII Technologies, Inc. acquired Automated Information Management, Inc. (“AIM”). The Company purchased AIM to further its commitment to driving the growth potential that exists in the Federal government market and to expand RGII’s footprint, providing an entrance into certain government agencies, as well as strong relationships with large, prime contractors.

(1b) Outsourcing:  Spurred by global competition and rapid technological change, large companies, in particular, are downsizing and outsourcing for reasons such as cost reduction, capital asset improvement, improved technology and better strategic focus.  In response to this trend, the Company has created a group of outsourcing centers onshore, near-shore in Montreal, Canada and offshore in Chennai, India with 24 hour / 7 day a week support, which are fully equipped with the latest technology and communications, as well as a complete staff that includes experienced project managers, technicians and operators.  These professionals facilitate essential data functions including:  applications development, systems maintenance, data network management, voice network administration and help desk operations.

(1c) CHC Healthcare Solutions, LLC:  CHC Healthcare Solutions was formed in 2002, as a consortium of Computer Horizons Corp. and a healthcare consulting firm, ZA Consulting, LLC. CHC Healthcare Solutions, which is reported under CHC Solutions, offers operational, compliance and technology services and solutions to the healthcare industry.  On December 31, 2004, the Company acquired the 20% minority interest owned by ZAC, in exchange for the forgiveness of a ZAC note obligation to the Company approximating $630,000.

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

(1e) Xpress TM : In September 2003, the Company acquired the Xpress TM   software suite which, along with related implementation services, enables manufacturers to become UCCnet compliant whereby product identification data is synchronized and standardized with retailers.

(1f) The Company has sold several subsidiaries within the past five years which were formerly practices within their Solutions Group. These practices include :

•                  Princeton Softech (Including the SELECT Software Tools division), a software products company that was sold by the Company in March 2002.

•                  EbNetworks, a storage networking company, sold in September 2001.

•                  CHC International Limited (“Spargo”), the Company’s European Solutions company, sold in January 2001.

(2) IT Services:  CHC’s IT Services Group provides highly skilled software professionals to augment the internal information management staffs of major corporations.  The Company offers its clients a just-in-time solution to supply their staffing needs from the Company’s approximately 1,600 IT Services division professionals.  Clients are serviced through the Company’s branch network of offices in the United States and Canada, and virtually through Chimes.  The client is responsible for managing and supervising our software professionals. As a result, gross margins in this business area are significantly less than Solutions services.  Revenue for the IT Services Group is recognized as services are rendered on a time-and-material basis.  Hourly and daily rates are determined in advance and agreed to with the client.  Time worked is documented in various forms using the applicable timekeeping process (i.e. the client’s or the Company’s timekeeping systems).

(3) Chimes: Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies.   Through scalable, web-based software, Chimes administers the hiring cycle to identify, leverage and manage the enterprise-wide spend on human capital.  Chimes’ portfolio of services addresses contingent hiring (CVM), full-time hiring (CAM), program management (RPM) and consolidated time sheet and expense processing (CTE).  Research and Development costs for the years ended December 31, 2004, 2003 and 2002 were approximately $3.3 million, $3.8 million and $3.7 million, respectively.

During the fourth quarter of 2004, the Company completed a restructuring initiative whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients : Federal Government, Commercial and Vendor Management services (Chimes), and will report accordingly to conform to the new presentation of CHC business segments for the first quarter of 2005.   This realigned business model is designed to deliver improved operational performance for the Company and reduce annual operating costs.

Financial Information about Industry Segments

The information required by this item is incorporated herein by reference to Note 9 of the Notes to Consolidated Financial Statements included under Item 8 of this Report.

Employees

As of December 3l, 2004, the Company had a staff of 3,137, including approximately 2,600 IT professionals.  None of the Company’s employees are subject to a collective bargaining arrangement.  The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

Intellectual Property

Certain aspects of our products and technology are proprietary. We rely on U.S. intellectual property laws, including patent, copyright, trademark, and trade secret laws to protect our proprietary rights. We also maintain contractual restrictions in our agreements with customers, employees, and others to protect our intellectual property rights. In addition, we license software and technology from third parties, and incorporate them into our own software products as well as using them as tools in developing our products or providing our services.  The source code for our products is protected both as a trade secret and as a copyrighted work.

Seasonality

The Company experiences a moderate amount of seasonality, primarily in the fourth quarter of the year, due to the large number of holidays and an increased amount of vacation time taken by our employees and clients.  As a result, revenues and profitability may be reduced in the fourth quarter.

Backlog

The Company’s backlog of services to be completed pertains primarily to the Solutions (Federal) Group.  Funded and unfunded backlog approximated $20.2 million and $115.5 million, respectively, as of December 31, 2004.  Funded and unfunded backlog was approximately $20.1 million and $112.3 million, respectively, as of December 31, 2003.

Competition

The Company competes in the commercial information technology services market which is highly competitive. Although there has been a significant amount of consolidation in this sector, the competitive landscape remains highly fragmented and characterized by small local and regional firms and a few large, multi-national competitors.  The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies, facilities management and management information systems or MIS outsourcing companies, certain accounting firms, and general management consulting firms.  The Company’s competitors include companies such as Analysts International Corp., CIBER, Inc., Computer Task Group Inc., iGATE Corp. and Covansys Corp.  Many participants in the information technology consulting and software solutions market have significantly greater financial, technical and marketing resources and generate greater revenues than the Company.  Management believes that the principal competitive factors in the commercial information technology services industry include responsiveness to client needs, speed of application software development, quality of service, price, project management capability and technical expertise.  Pricing has its greatest importance as a competitive factor in the area of professional service staffing.  Management believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel, the ownership by competitors of software used by potential clients, the price at which others offer comparable services and the extent of its competitors’ responsiveness to client needs.

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

Item 2.   Properties

The Company’s Corporate and Financial Headquarters, as well as its Eastern Regional Office, comprising approximately 63,000 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey.  The Mountain Lakes lease is for a term expiring December 31, 2005, at a current annual rental of approximately $1,800,000.  Upon lease expiration, the Company intends to enter a new lease for its Headquarters (for approximately 50,000 square feet) located in the general vicinity of its current leased property.  As of December 3l, 2004, the Company also maintained operating facilities, which are shared between the IT Services and Solutions Group business segments, in California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana,  Maryland, Michigan, Minnesota, New Jersey, New York, Ohio, Oklahoma, Tennessee, Texas,  Virginia and Washington as well as international operations located in India and Canada, with an aggregate of approximately 309,000 square feet.  Chimes maintains facilities in California, Illinois, Michigan, Minnesota and New Jersey.  The leases for all of these facilities are at a current annual aggregate rental of approximately $4,066,000.  These leases expire at various times with no lease commitment longer than April 30, 2008.  The Company believes that the facilities are adequate for the current level of operations.

Item 3.  Legal Proceedings

The Company is involved in various and routine litigation matters, which arise through the normal course of business. Although the outcome of such matters is unpredictable with assurance, management does not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.  However, depending on the amount and timing of any unfavorable outcome of any such matters, such outcome could possibly materially and adversely affect our future results of operations or cash flows in any particular period.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

Executive Officers of the Company

The following table sets forth certain information with respect to the executive officers of the Company.  All the positions listed are or were held by such officers with the Company as of the filing date of this Annual Report.

NAME	AGE	TITLE	PERIOD POSITION HELD

William J. Murphy	60	President and CEO	2003 - Present
		Director	1999 - Present
		Executive Vice President
		and Chief Financial Officer	1997-2003

Michael J. Shea	45	Chief Financial Officer	2003 - Present
		Vice President	1996 - Present
		Controller	1995 - 2003

John E. Ferdinandi	34	Corporate Controller	2004 - Present

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Nasdaq National Market, under the symbol CHRZ.  The range of high and low closing stock prices, as reported by the Nasdaq National Market, for each of the quarters for the years ended December 31, 2004 and 2003 is as follows:

	2004		2003
	High	Low	High	Low
Quarter
First	$4.50	$3.85	$3.93	$2.60
Second	4.23	3.38	4.72	2.84
Third	4.62	3.66	4.56	3.57
Fourth	4.41	3.45	4.21	3.43

The Company plans to reinvest its earnings in future growth opportunities and, therefore, does not anticipate paying cash dividends in the near future and has not paid any to date.  During 2004, the Company did not issue or repurchase shares of its common stock.  As of March 14, 2005, there were approximately 852 registered holders of common stock, according to the Company’s transfer agent.

Item 6.  Selected Financial Data

Consolidated Statement of Operations Data:

	December 31,
	2004	2003	2002	2001	2000
	(dollars amounts in thousands, except per share data)

Revenues	$262,527	$245,210	$297,115	$400,784	$445,479

Costs and expenses:
Direct costs	180,606	173,198	216,181	281,576	312,815
Selling, general and administrative	85,141	80,634	91,343	128,832	170,143
Amortization of intangibles	1,695	1,084	—	2,695	7,434
Restructuring charges	2,859	3,278	2,515	1,048	1,166
Write-down of assets held for sale	—	—	—	5,473	40,362
Special charges / (credits)	(939)	10,113	—	—	—

Goodwill impairment	20,306	—	—	—	—

Write-off of assets	910	—	—	—	—

Loss from operations	(28,051)	(23,097)	(12,924)	(18,840)	(86,441)

Other income / (expense):
Gain/(loss) on sale of assets	—	(424)	5,890	(3,197)	—
Net (loss) / gain on investments	—	(432)	(61)	90	—
Interest income	337	529	928	2,293	620
Interest expense	(103)	(51)	(174)	(1,944)	(1,825)

Loss before income taxes and cumulative effect of a change in accounting principle and minority interest	(27,817)	(23,475)	(6,341)	(21,598)	(87,646)

Income taxes / (benefit)	(2,690)	(6,409)	1,869	(7,148)	(29,819)

Loss before cumulative effect of change in accounting principle and minority interest	(25,127)	(17,066)	(8,210)	(14,450)	(57,827)
Minority interest	(45)	(89)	35	—	—
Cumulative effect of change in accounting principle	—	—	(29,861)	—	—

Net loss	$(25,172)	$(17,155)	$(38,036)	$(14,450)	$(57,827)

Loss per share:
Basic and diluted	$(0.82)	$(0.56)	$(1.22)	$(0.45)	$(1.83)

Weighted average number of shares outstanding:
Basic and diluted	30,870,000	30,455,000	31,243,000	31,911,000	31,656,000

	December 31,
	2004	2003	2002	2001	2000
Analysis (%)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	31.2	29.4	27.2	29.7	29.8
Selling, general and administrative	32.4	32.9	30.8	32.1	38.2
Amortization of intangibles	0.6	0.4	—	0.7	1.7
Restructuring charges	1.1	1.3	0.8	0.2	0.3
Write-down of assets held for sale	—	—	—	1.4	9.0
Special charges / (credits)	(0.3)	4.1	—	—	—

Goodwill impairment	7.7	—	—	—	—

Write-off of assets	0.3	—	—	—	—

Loss from operations	(10.7)	(9.4)	(4.4)	(4.7)	(19.4)
Gain / (loss) on sale of assets	—	(0.2)	2.0	(0.8)	—
Net (loss) / gain on investments	—	(0.2)	—	—	—
Interest income / (expense) – net	0.1	0.2	0.3	0.1	(0.3)

Loss before income taxes and cumulative effect of a change in accounting principle and minority interest	(10.6)	(9.6)	(2.1)	(5.4)	(19.7)
Income taxes / (benefit)	(1.0)	(2.6)	0.6	(1.8)	(6.7)

Loss before cumulative effect of change in accounting principle	(9.6)	(7.0)	(2.7)	(3.6)	(13.0)

Cumulative effect of change in accounting principle	—	—	(10.1)	—	—

Net loss	(9.6)	(7.0)	(12.8)	(3.6)	(13.0)

Revenue growth / (decline) YOY	7.1	(17.5)	(25.9)	(10.0)	(16.7)
Net income growth / (decline)YOY	(46.7)	54.9	(163.2)	75.0	(495.4)
Return on equity, average (1)	(19.7)	(12.4)	(22.7)	(7.3)	(24.6)
Effective tax rate	9.7	27.3	29.5	33.1	34.0

Consolidated Balance Sheet Data:
At year-end
Total assets	$159,084	$180,326	$193,731	$237,721	$269,396
Working capital	68,882	64,824	105,579	115,747	134,472
Long-term debt	—	—	—	—	—
Shareholders’ equity	125,781	130,337	145,855	189,855	207,924

Other Data:
Stock price	$3.81	$3.92	$3.27	$3.21	$2.44
P/E multiple	N/A	N/A	N/A	N/A	N/A

Employees	3,137	2,665	2,800	3,313	4,186
Clients (during year)	405	967	905	879	800
Offices (worldwide)	31	31	36	52	43

(1)                                  Return on equity, average is calculated by dividing Net Income / (loss) for the period by the average shareholders’ equity for the same period.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the December 31, 2004 financial statements and related notes included in separate sections of this Form 10-K.

Overview

Computer Horizons Corp., (“CHC”, “the Company”), is a strategic solutions and professional services company with more than thirty-seven years of experience, specifically in information technology.  The Company’s clients are primarily Global 2000 companies, serviced by the Company’s 30+ offices in the United States, Canada and India.

The Company had revenues for the full year 2004 of $262.5 million, compared to $245.2 million in the comparable period of 2003.  The revenue increase of 7.1%  for the full year 2004 was primarily attributable to growth in our Solutions (Federal) business due to the April 2004 acquisition by RGII of AIM.  Also contributing to the 2004 revenue increase was growth achieved by the Company’s Chimes subsidiary.  Revenue growth during the year of 2004 was partially offset by revenue declines in our commercial (non-Federal) Solutions business and declines in our IT Services (staff augmentation) due to a decrease in demand for temporary technology workers and the trend of companies to outsource technology jobs offshore.

The Company’s net loss for the year 2004 totaled $25.2 million, or $(0.82) per share, compared with a net loss of $17.2 million, or $(0.56) per share, in the comparable period of 2003.  The net loss for the current year includes amortization of intangibles and special charges/credits which approximate :

•                  $20.3 million (net of tax), or $(0.65) per share non-cash charge related to goodwill impairment;

•                  $1.8 million (net of tax), or $(0.06) per share, pertaining to restructuring and severance costs;

•                  $583,000 (net of tax), or $(0.02) per share, related to a write-off of assets;

•                  $378,000 (net of tax), or $(0.01) per share, pertaining to professional fees for the restatement of financials associated with a previously announced accounting error;

•                  $1.1 million (net of tax), or $(0.03) per share, related to the amortization of intangibles, and

•                  $603,000 (net of tax) credit or $0.02 per share, related to an insurance refund.

Management continues to focus on maintaining a strong balance sheet, with approximately $33.6 million in cash and cash equivalents at December 31, 2004, along with $68.9 million in working capital and no debt outstanding.

On April 1, 2004, the Company’s subsidiary RGII acquired AIM, a Federal government IT Services company, for approximately $15.8 million in cash.  The acquisition of AIM is directly linked to the Company’s strategy of expanding its presence in the Federal government IT market and pursuing bolt-on expansions to RGII.

During the fourth quarter of 2004, the Company completed a restructuring initiative whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients : Federal Government, Commercial and Vendor Management services (Chimes), and will report accordingly to conform to the new presentation of CHC business segments for the first quarter of 2005.

As a result of the realigned business model, the Company has reduced its annual costs by approximately $5 million, which will be predominately reflected in CHC’s Commercial division (reported in Solutions segment in 2004). Although this realigned business model is designed to deliver improved operational performance for the Company, the level of business activity in the IT market remains uncertain.  This uncertainty reduced revenues in the Company’s IT Services and Commercial (non-Federal) Solutions businesses in 2004 as compared to the prior year.  The IT Services business accounted for approximately 50% of the Company’s total revenue in 2004, compared to 54% in 2003.  Although IT Services revenue has shown signs of stabilization during 2004, the Company cannot predict if this growth is sustainable and when the overall level of business activity in the IT market will improve.

Revenue Generating Activities

The Company’s consolidated revenues are primarily derived from professional services rendered in the information technology sector.

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

The IT Services business consists of providing technology consultants to large organizations on a temporary hire basis (i.e. staff augmentation). The consultant work is supervised and managed by the client. For the most recent year 2004, this segment represented approximately 50% of total revenues. The IT Services business tends to be a lower risk, lower gross margin business with very competitive pricing.

The Solutions Group, tends to be a higher margin, higher risk business, due to the fact that the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with clients. Virtually all projects performed by the Solutions Group are IT related and consist of practices such as application development, outsourcing arrangements, government services, Health Insurance Portability and Accountability Act, (“HIPAA”), services, technology training and managed services.   For the year 2004, the Solutions Group (excluding Chimes) accounted for approximately 41% of consolidated revenues.

The Company’s client relationships are memorialized in a master agreement, which addresses the terms and conditions which define the engagement.  Depending on the service to be performed for the client, either a task order (in the case of a Staffing engagement) or a Statement of Work (“SOW”) (in the case of a Solutions engagement) is generated. The SOW is signed by both the Company and the client.  In general, no Solutions work is done unless there is a SOW because the SOW provides the technical details of the work to be done.  The SOW, although falling under the corresponding master agreement, is a stand-alone binding contractual document, typically outlining the project objectives, describing the personnel who will work on the project, describing phases of the project, the timeframes for work performance, and the rate of compensation, on a time-and-material basis.  In the event that the parameters of the project expand or otherwise change, a Project Change Request is implemented, to memorialize whatever change has occurred to the deliverables, personnel and/or time-and-material.  The master agreements, in conjunction with the SOW’s, are written to define, with as much detail as possible, the client relationship and all aspects of the work to be performed for the client.  With regard to revenues expected in future periods, each SOW has a defined term or sets forth the anticipated length of a project.  Where a client engagement is on-going, like certain “Help Desk” type services, the master agreement would still have a term length, but would recite that the agreement was renewable.  Generally, Solutions engagements are for a year or less.  Staffing engagements can and do last for more than a year, with variations in the number of consultants being provided at any given time.  Staffing engagements are generally cancelable by clients with a two to four week notice period.

Chimes, Inc. is a human capital management solution company that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. During 2004, Chimes accounted for approximately 9% of total revenues.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill and the valuation of the deferred tax asset.

Revenue Recognition

Approximately 94% of consolidated revenue in both 2004 and 2003 was derived from time-and-material contracts.

For the IT Services division, revenues are recognized as services are performed under time-and material contracts.  Under a typical time-and-material billing arrangement, our clients are billed on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, revenue is estimated and accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.

The Solutions Group recognizes revenue either on a time-and-material basis or on a fixed fee basis, however, principally on a time-and-material basis. For fixed-fee contracts, revenue is recognized on the basis of the estimated percentage of completion.  Each fixed fee contract has different terms, milestones and deliverables.  The milestones and deliverables primarily relate to the work to be performed and the timing of the billing.  At the end of each reporting period an assessment of revenue recognized on the percentage of completion and milestones achieved criteria is made.  If it becomes apparent that estimated cost will be exceeded or required milestones or deliverables will not have been obtained, an adjustment to revenue and/or costs will be made.  The cumulative effect of revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the impact of any revisions become known.

Unbilled accounts receivable, in the IT Services and Solutions Group, represent amounts recognized as revenue based on services performed in advance of client billings principally on a time-and- material basis.  At the end of each accounting period, revenue is accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.  Costs and estimated earnings in excess of billings on fixed fee contracts arise when percentage of completion accounting is used.  Such amounts are billed at specific dates or at contract completion.

The Company’s Chimes subsidiary recognizes revenue primarily on a transaction fee basis.  The Chimes service offering aggregates the suppliers of temporary workers to the client and renders one invoice to the client.  Upon payment from the client, Chimes deducts a transaction fee and remits the balance of the client payment to the applicable vendor.  Chimes recognizes only their fee for the service, not the aggregate billing to the client.  The gross amount of the client invoicing is not considered revenue or a receivable to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the vendor until paid by the client.

Evaluation of Bad Debt Reserve

The Company determines its bad debt reserve by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the client’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Goodwill

As of December 31, 2004 and 2003, the fair value of each of the reporting units was calculated using the following approaches (i) market approach and (ii) income approach.  The reporting units are equal to, or one level below, reportable segments.  Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices.  Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity.  Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.

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

For the year ended December 31, 2004, using an evaluation prepared by an independent appraisal firm, the Company reassessed the carrying value of goodwill associated with its Solutions Group.  Because of a reduction in projected future cash flows in the Commercial Solutions business unit, primarily resulting from significant revenue declines in 2004, the Company determined that goodwill was impaired and recorded a non-cash charge of $20.3 million, related to the write-off of the Commercial Solutions goodwill.  There was no income tax effect on the impairment charge as the related goodwill was primarily attributable to acquisitions which yielded no tax basis for the Company. The remaining Solutions goodwill of $27.6 million, as of December 31, 2004, is associated with the Company’s Federal government practice.  As of December 31, 2004, the indicated fair value of the Federal Government reporting unit exceeded the carrying value.  As a result, the Company concluded that the goodwill of approximately $27.6 million is not impaired.

For the year ended December 31, 2003, the Company completed valuations of the carrying value of the remaining goodwill and as of December 31, 2003, it was determined that no impairment had occurred at that date.

Valuation of the Deferred Tax Asset

The Company records deferred tax assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases, and operating loss carryforwards.  Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing the realizability of deferred tax assets, management considers the scheduled reversal periods of the deferred tax assets as well as projected future taxable income and tax planning strategies.

The Company has significant deferred tax assets resulting from net operating loss carryforwards, capital loss carryforwards, and deductible temporary differences that may reduce taxable income in future periods.  The Company has provided full valuation allowances on the future tax benefits related to capital losses, foreign net operating losses, and most state net operating losses.  The Company believes that the valuation allowance is appropriate because these deferred tax assets have relatively short carryforward periods or relate to taxing jurisdictions which do not allow the filing of consolidated tax returns.  The Company expects to continue to maintain a valuation allowance on these deferred tax assets until an appropriate level of profitability is sustained in the applicable taxing jurisdictions, or strategies are developed that would enable the Company to conclude that it is more likely than not that a portion of these deferred tax assets will be realized.

The Company believes that it is more likely than not that the net remaining deferred tax assets of $19.6 million at December 31, 2004 will be realized, principally based upon forecasted taxable income.  Although the Company has experienced operating losses in the past, the Company anticipates improved operational performance in 2005 resulting from the Company’s realignment initiatives completed in the fourth quarter of 2004, and continued improvement in the operating results of its Chimes subsidiary. The realignment initiatives are expected to reduce annual expenses by approximately $5 million, while Chimes operating performance is expected to improve significantly in 2005. It should be noted that Chimes reduced its operating loss in 2004 to approximately $700,000, from a loss of approximately $4.0 million in 2003. This operating improvement is expected to continue in 2005.  The minimum average annual taxable income required to realize the deferred tax assets over the 20-year net operating loss carryforwrd period is approximately $2.8 million.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.  Consolidated revenue increased to $262.5 million in the year ended December 31, 2004 from $245.2 million in the year ended December 31, 2003, an increase of $17 million or 7%.

Solutions Group revenues increased to $108.2 million in the year ended December 31, 2004 from $92.1 million in the year ended December 31, 2003, an increase of $16.1 million or 17.5%.  This increase in Solutions Group revenues is attributable to expansion in the Company’s Federal government practice, including the July 2003 acquisition of RGII and the April 2004 acquisition, by RGII, of AIM.  The revenue increase in the Solutions Federal government practice of $30.1 million for 2004 was partially offset by revenue declines in the commercial Solutions business of approximately $14.0 million, or 19%, as compared to 2003.

IT Services revenues decreased to $131.2 million in the year ended December 31, 2004 from $133.1 million in the year ended December 31 2003, a decrease of $1.9 million or 1.4%.  The slight decrease in IT Services revenue is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, and the impact of pricing decreases by clients.  For the year ended December 31, 2004, IT Services consultant average headcount decreased by 0.8%, accounting for approximately $1.1 million of the revenue decrease.  The balance of the decrease in revenue (approximately $0.8 million) is attributable to a reduction in average bill rates.   As the consultant average headcount decrease in 2004 is significantly less than the 23.9% headcount decrease sustained in 2003, the Company believes that stabilization in the IT market is occurring.

Chimes revenue increased to $23.1 million in the year ended December 31, 2004, from $20.0 million in the year ended December 31, 2003, an increase of $3.1 million or 15.4%.  This increase was primarily due to an expansion of managed spend at existing clients, with less than 1% of the increase attributable to new clients started in 2004.

Direct Costs.  Direct costs increased to $180.6 million in the year ended December 31, 2004 from  $173.2 million in the year ended December 31, 2003. Consolidated gross margin, revenue less direct costs, increased to 31.2% for the year ended December 31, 2004 from 29.4% in the same period of 2003.  In the Company’s Solutions Group, gross profit increased to $35.6 million, or 32.9% as a result of the RGII and AIM acquisitions.  IT Services gross margins for 2004 were $24.6 million, or 18.8%, compared to $26.7 million, or 20.1% for 2003. This decrease is primarily attributable to an increase in IT Services revenue being transacted through Vendor Managed Service providers (18% in 2004 vs. 14% in 2003). Gross margin in the Company’s Chimes segment stayed relatively flat at 94.0% for 2004.

The Company’s consolidated gross margin improvement is primarily attributable to the increases in revenue from the Company’s higher margin Solutions Group and Chimes, partially offset by gross margin declines in the IT Services segment.  For the year ended December 31, 2004, Solutions Group (including RGII and AIM) and Chimes revenue totaled 50.0% of consolidated revenue, compared to 45.7% of consolidated revenue for the comparable period in 2003.

Selling, general and administrative expenses.   Selling, general and administrative (“SG&A”) expenses increased to $85.1 million in the year ended December 31, 2004 from $80.6 million for the comparable period of 2003.  As a percentage of revenue, the Company’s SG&A expenses decreased to 32.4% in the year ended December 31, 2004 from 32.9% in the year ended December 31, 2003.  The expenses in 2003 included a bad debt charge of $3.1 million related to the write-off of a sub-contract with ATEB, a privately held company, which the Company voluntarily terminated for financial reasons.  ATEB was the primary contractor to develop a new pharmacy system for Royal Ahold.  The Company is continuing recovery efforts for this receivable.

Excluding the $3.1 million ATEB write-off in 2003, SG&A expenses would have increased by $7.6 million in 2004 in comparison to the prior year. This increase is primarily attributable to the July 2003 acquisition of RGII, and the April 2004 acquisition, by RGII, of AIM (which yielded incremental SG&A expense of approximately $9.6 million); costs related to Sarbanes-Oxley activities of approximately $1.2 million, and approximately $590,000 pertaining to professional fees for the restatement of financials associated with a previously announced accounting error.

Amortization of Intangibles.   During the year ended December 31, 2004, the Company recorded $1.7 million of amortization expense related to the 2003 acquisition of intangibles for RGII and Xpress Software.  The increase in 2004 is attributable to intangibles for the AIM acquisition completed in April 2004 by RGII.

Restructuring charges / (credits).   For the year ended December 31, 2004, the Company recorded restructuring charges of $2.9 million.  During the fourth quarter of 2004, the Company completed its realignment initiatives whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients : Federal Government, Commercial and Vendor Management Services (Chimes). In connection with the realignment, the Company recorded a $2.9 million restructuring charge, comprised of approximately $2.8 million in severance costs and $0.1 million in lease obligation costs.  As a result of this restructuring, the Company is expecting an approximate $5 million reduction in its annual costs, which will be predominantly reflected in the IT Services and Commercial Solutions (non-Federal) businesses, designed to deliver improved operational performance.  During the year ended December 31, 2003, the Company recorded restructuring charges of $3.3 million pertaining to terminated leases ($1.4 million), severance ($1.6 million) and general office closure expenses ($330,000) relating primarily to the closing of facilities in Canada and the United Kingdom.   In 2003, the office closings were made to eliminate the infrastructure costs related to having offices in certain areas.  The Company did not eliminate marketing efforts or business in these areas, but rather turned these areas into virtual marketplaces whereby sales personnel work from their homes.

Special charges / (credits).  For the year ended December 31, 2004, the Company recorded a special credit of $0.9 million related to an insurance refund.   For the year ended December 31, 2003, the Company incurred special charges of $10.1 million consisting of a severance package for the Company’s former CEO and expenses related to the unilateral acquisition proposal and activities of Aquent LLC.  The separation package of the former CEO included a $3.5 million severance payment and $200,000 in continued medical coverage.  The remaining $6.4 million of the expense pertained to the unilateral acquisition proposal and activities of Aquent LLC.  This expense is primarily attributable to approximately $3.4 million of legal fees, $1.8 million in financial advisor fees and $1.2 million of proxy solicitation and other fees.  As management considers these special items to be infrequent and material in nature, the Company has reported the expenses on a separate line for full disclosure purposes, however, the amounts are reported within operating income.

Goodwill impairment.  As of December 31, 2004, based on a valuation completed by an independent appraisal firm, it was determined that the indicated fair value for the Commercial Solutions business unit was below the carrying value of the entity’s equity. Because of a reduction in projected future cash flows, primarily resulting from significant revenue declines in 2004, the Company determined that the Commercial Solutions goodwill was impaired and recorded a non-cash goodwill impairment charge of $20.3 million. There was no income tax effect on the impairment charge as the related goodwill was primarily attributable to acquisitions which yielded no tax basis for the Company.

Write-off of assets.  For the year ended December 31, 2004, the Company recorded a write-off of assets approximating $0.9 million. This charge pertained to the write-off of a security deposit in connection with an escrow agreement of a previously sold subsidiary and a write-off of fixed assets related to previously closed offices.

Loss from Operations.   The Company’s loss from operations totaled $28.1 million in the year ended December 31, 2004, an increased loss of $5.0 million, from a loss of $23.1 million in the year ended December 31, 2003.  As discussed above, the loss from operations in 2004 included goodwill impairment of $20.3 million, or 7.7% of revenue, restructuring charges of $2.9 million, or 1.1% of revenue, amortization of intangibles of $1.7 million, or 0.6% of revenue, $0.9 million, or 0.3% of revenue, pertaining to the write-off of assets, and a special credit of $0.9 million, or 0.4% of revenue, related to an insurance refund.  The loss from operations in 2003 included special charges of $10.1 million, or 4.1% of revenue, restructuring charges of $3.3 million, or 1.3% of revenue, amortization of intangibles of $1.1 million, or 0.4% of revenue and a special bad debt charge (recorded in SG&A expense) of $3.1 million, or 1.3% of revenue due to the write-off of a terminated contract with a client for financial reasons.   The 2004 loss before income taxes, excluding the special items noted above and net interest income, totaled $3.2 million and was comprised of : a loss of $6.3 million in IT Services, profit of $3.7 million in the Solutions Group and a loss of $0.6 million in Chimes.  This compares to the loss before income taxes of $5.6 million, excluding the special items noted above and loss on sale of assets, net loss on investments and net interest income and was comprised of :  $4.1 million loss in IT Services, profit of $2.5 million in the Solutions Group and a loss of $4.0 million in Chimes.  The consolidated loss before income taxes, excluding all special items, was a loss of 1.2% of revenue for the year ended December 31, 2004 as compared to a loss of 2.3% in the comparable period of 2003.

Other Income/(Expense).   Other income was $234,000 in the year ended December 31, 2004, compared to other expense of $378,000 in the comparable period of 2003.  This difference was primarily due to the loss on sale of assets and loss on investments in 2003.

Provision for Income Taxes.  The effective tax rate for Federal, state and local income taxes was a tax benefit of 9.7% for the year ended December 31, 2004 compared with 27.3% benefit for the year ended December 31, 2003.  The primary reasons for the decrease in the effective tax rate were goodwill impairment charges which did not give rise to a tax benefit and increases in the valuation allowance for certain Federal and state deferred tax assets.  A review of all available positive and negative evidence was conducted by the Company, including the Company’s past, current and projected operating performance, the market environment in which the company operates, and the length of carryback and carryforward periods. (see Note 7 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K).

Net Loss.  For the year ended December 31, 2004, the net loss was $25.2 million, or $0.82 loss per share, compared to a net loss of $17.2 million, or $0.56 loss per share for the year ended December 31, 2003.  The effect of restructuring charges, goodwill impairment, amortization expense, write-off of assets, professional fees for the restatement of financials associated with a previously announced accounting error, and special credit for an insurance refund amounted to $0.75 loss per share, net of taxes, in 2004.  The effect of restructuring charges, loss on sale of assets, loss on investments, amortization expense, write-off of terminated project and special charges amounted to $0.45 loss per share, net of taxes, in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Revenues

Revenues.  Consolidated revenue decreased to $245.2 million in the year ended December 31, 2003 from $297.1 million in the year ended December 31, 2002, a decrease of $51.9 million or 17.5%.

Solutions Group revenues, which included revenue from assets held for sale of $2.9 million for Princeton in 2002, increased to $92.1 million in the year ended December 31, 2003 from $79.3 million in the year ended December 31, 2002, an increase of $12.8 million or 16.1%.  The increase in Solutions Group revenues for the year ended December 31, 2003 is attributable to the acquisition of RGII in July 2003.  Solutions Group revenue was $73.9 million for the year ended December 31, 2003 excluding RGII.  The Solutions Group revenue excluding Princeton Softech, Inc. in 2002 was $76.4 million.  The $2.5 million decrease in Solutions Group revenue, excluding RGII, was primarily due to declining client demand in several Solution Group practices, primarily web design/integration and education/training.

IT Services revenues decreased to $133.1 million in the year ended December 31, 2003 from $201.3 million in the year ended December 31 2002, a decrease of $68.2 million or 33.9%.  The decrease in IT Services revenue of $68.2 million, is the result of continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore, the impact of pricing decreases by clients and the lagging economy.  For the year ended December 31, 2003, IT Services consultant average headcount decreased by 23.9%, accounting for approximately $48 million of the revenue decrease.  The balance of the decrease in revenue (approximately $20 million) is attributable to a reduction in average bill rates.   The reduction in average bill rates was due to the competitive pricing pressures in the domestic staff augmentation market.

Chimes revenue increased to $20.0 million in the year ended December 31, 2003, from $16.5 million in the year ended December 31, 2002, an increase of $3.5 million or 21.2%.  This increase was primarily due to an increase in revenue from new clients of approximately $2.8 million and an increase of approximately $700,000 in revenue from existing clients in this segment.

Direct Costs.  Direct costs decreased to $173.2 million in the year ended December 31, 2003 from  $216.2 million in the year ended December 31, 2002. Consolidated gross margin, revenue less direct costs, increased to 29.4% for the year ended December 31, 2003 from 27.2% in the same period of 2002.  In the Company’s Solutions Group, gross profit increased to $26.6 million, or 28.9% as a result of the RGII acquisition.  Without RGII, gross profit for the year ended December 31, 2003 declined approximately $7.0 million from the year ended December 31, 2002.  These declines were a result of continued softness in the healthcare arena.  Gross margin in the Company’s IT Services segment stayed relatively flat at 20.1% for the year ended December 31, 2003.  Gross margin in the Company’s Chimes segment increased to 93.0% from 88.3% for the year ended December 31, 2003 and 2002, respectively, due to improved margins at existing clients.

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

Loss from Operations.   The Company’s loss from operations totaled $23.1 million in the year ended December 31, 2003, an increased loss of $10.2 million, from a loss of $12.9 million in the year ended December 31, 2002.  As discussed above, this increase in the loss from operations in 2003 included special charges of $10.1 million, or 4.1% of revenue, restructuring charges of $3.3 million, or 1.3% of revenue, amortization of intangibles of $1.1 million, or 0.4% of revenue and a special bad debt charge of $3.1 million, or 1.3% of revenue due to the write-off of a terminated contract with a client for financial reasons.  The loss from operations in 2002 included the loss from operations of the asset held for sale, Princeton Softech, Inc., of $1.9 million, or 0.6% of revenue and restructuring charges of $2.5 million or 0.8% of revenue.  The 2003 loss before income taxes, excluding the special items noted above and loss on sale of assets, net loss on investments and net interest income totaling expense of $378,000 totaled $5.6 million and was comprised of a loss of $4.1 million in IT Services, profit of $2.5 million in the Solutions Group and a loss of $4.0 million in Chimes.  This compares to the loss before income taxes of $10.4 million, excluding the special items noted above and gain on sale of assets, net loss on investments and net interest income totaling income of $6.6 million in the year ended December 31, 2002, consisting of a loss of $2.2 million in IT Services, income of $766,000 in the Solutions Group and a loss of $8.9 million in Chimes.  Loss before income taxes, excluding all special items, was a loss of 2.3% of revenue for the year ended December 31, 2003 as compared to a loss of 3.5% in the comparable period of 2002.

Other Income/(Expense).   Other expense was $378,000 in the year ended December 31, 2003, compared to other income of $6.6 million in the comparable period of 2002.  This difference was primarily due to the gain on the sale of Princeton and Spargo in 2002 totaling approximately $5.9 million.

Provision for Income Taxe .  The effective tax rate for Federal, state and local income taxes was a tax benefit of 27.3% for the year ended December 31, 2003 compared with a tax expense of 29.5% for the year ended December 31, 2002.  The primary reason for the change in the effective tax rate was the establishment of a valuation allowance of state deferred tax assets in 2002.  A review of all available positive and negative evidence was conducted by the Company, including the Company’s current and past performance, market environment in which the company operates, and the length of carryback and carryforward periods.  In January 2003, the Company received a Federal income tax refund of $20 million, resulting from the Economic Stimulus Act of 2002 (see Note 7 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K).

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

Liquidity and Capital Resources

The Company has historically financed its operations primarily through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock.  At December 31, 2004, the Company had $68.9 million in working capital, of which $33.6 million was cash and cash equivalents.  The Company’s working capital ratio at December 31, 2004 was 3.5 to 1.  The Company has remained debt free throughout 2003 and 2004.   In January 2003, the Company received a Federal income tax refund of $20 million, resulting from the Economic Stimulus Act of 2002. This refund pertained to deductions carried back to prior years and since the tax structure of the transaction giving rise to the deduction was subject to determination by the tax authorities, the Company recorded a reserve for the tax benefit until IRS audits for the applicable years were completed.  During the first quarter of 2004, the Internal Revenue Service and the Joint Committee on Taxation completed their examination of the Company’s Federal income tax returns and Federal refund claims, and accepted them without change.  Accordingly, the tax benefit was recorded as a decrease in tax benefit reserves of $19.6 million, a decrease in other tax reserves of $0.3 million, and an increase in additional paid-in capital of $19.9 million. There was no charge or credit to income.

Net cash (used in)/provided by operating activities for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 totaled $(1.4) million, $16.9 million, and $20.7 million respectively.  For the year ended December 31, 2004, the cash used in operating activities totaled $1.4 million and was primarily attributable to the net loss of $25.2 million, offset by non-cash charges of $27.4 million, and an increase in refundable income taxes of $4.1 million.   In 2003, the cash provided by operating activities was primarily due to the Federal income tax refund received and a reduction in accounts receivable partially offset by the Company’s net loss.  In 2002, cash provided by operating activities  was primarily attributable to a reduction in accounts receivable.

Net cash used in investing activities was $19.2 million for the year ended December 31, 2004.  This was primarily attributable to the purchase of AIM by RGII in April 2004.  Net cash used in investing activities was $23.5 million for the year ended December 31, 2003 primarily due to the purchase of RGII. Net cash provided by investing activities was $13.0 million for the year ended December 31, 2002, primarily from the sale of assets.

For the years ended December 31, 2004, 2003 and 2002, respectively, net cash provided by / (used in) financing activities was $1.4 million, $(2.5) million, and $(14.6) million, resulting in 2004 from proceeds from stock options exercised of $0.8 million and $0.6 million from stock issued through the employee stock purchase plan. The $2.5 million used in 2003 resulted from the pay off of the notes payable of $2.6 million related to the acquisition of RGII and $1.2 million used in the repurchase of the Company’s common stock.  The $14.6 million used in 2002 resulted from a $10.0 million reduction of debt and a $6.1 million use in the repurchase of the Company’s common stock.

Total accounts receivables increased $3.0 million to $51.3 million at December 31, 2004 (including $3.3 million of accounts receivable acquired from AIM), from $48.3 million at December 31, 2003. Accounts receivable days sales outstanding (“DSO”) were 68 days at December 31, 2004 compared to 70 days at December 31, 2003, based on quarterly sales.  The decrease in DSO’s from December 31, 2003 is primarily attributable to more timely collections from clients. Looking forward, the Company expects an increase in DSO’s for the first quarter of 2005 attributable to the seasonal slowdown of payments from clients, which historically occurs in the first quarter of each year.  All client receivable collectibility and billing issues identified by management have been adequately reserved.  For the year ended December 31, 2004, there were no significant changes in credit terms, credit policies or collection efforts.

The Company has a $40 million line of credit facility with availability based primarily on eligible client receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of December 31, 2004, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $17.7 million was available for borrowing as of December 31, 2004.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $99,000 and $109,000 for the years ended December 31, 2004 and 2003, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  At December 31, 2004, the Company was in compliance with the covenant.  The facility was scheduled to expire in July 2004; however, on July 14, 2004, the Company signed a one-year extension of the facility, which will remain in effect until July 2005.  In February 2005, the Company and the current lending institution agreed in principal to terms (non-binding) which would extend the credit facility for a three-year term. The line of credit would remain at $40 million, with all other terms, conditions and costs similar to those which were in effect as of December 31, 2004.

During the first quarter of 2004, the Company recorded a non-cash reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million.

Pursuant to the terms of the Company’s acquisition of RGII, the seller of RGII may be entitled to contingent payments based on RGII’s performance against profitability objectives over three years.  The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years only if certain financial performance objectives are met.  These financial performance objectives are based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period.  There are no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  In February 2004, a payment was made for the first six-month installment of approximately $631,000, pertaining to this contingent note.  In February 2005, a payment of approximately $1.8 million was made representing the next installment of the contingent note.  Future payments, if the applicable EBIT targets are met, will be due as follows: 2005 payment of $3.3 million and 2006 payment of $4.3 million.  These payments will be reduced or increased based on actual EBIT performance over the three-year period.

On April 1, 2004, the Company’s subsidiary, RGII, closed on its acquisition of AIM, a Federal government IT Services company with 2003 revenues of approximately $18.5 million.  The all-cash transaction totaled approximately $15.8 million, including a working capital adjustment.  As a result of the integration of AIM into RGII, the Company and the seller of RGII have agreed that the operating results of AIM shall remain separate from and not be included in the RGII EBIT targets related to contingent payments.  RGII, however, shall be permitted an intercompany charge to AIM for AIM’s share of combined operating overhead expenses.

The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next year.

Contractual Obligations and Commercial Commitments / Off-Balance Sheet Arrangements

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. The following table summarizes all commitments under contractual obligations as of December 31, 2004:

	Total Amount	1 year	2-3 years	4-5 years	Over 5 years
	in thousands

Operating Leases	$9,954	$5,287	$4,577	$90	$—
RGII Contingent Note*	7,596	3,300	4,296	—	—
Deferred Compensation	2,633	176	13	399	2,045
Supplemental Retirement Plans	9,750	—	250	1,000	8,500
Other long term	541	541	—	—	—

Total Cash Obligations	$30,474	$9,304	$9,136	$1,489	$10,545

*  Obligation if applicable EBIT targets are met.

Savings Plan and Other Retirement Plans

The Company maintains a defined contribution savings plan covering eligible employees.  The Company makes contributions up to a specific percentage of the participants contributions.

The Company also maintains a Supplemental Executive Retirement Plan (SERP), whereby key executives are entitled to receive payments upon reaching the age of 65 and being in the employment of the Company.  The maximum payment commitment of the Company is approximately $9.8 million if all members remain in the employment of the Company until age 65.  Benefits accrue and vest based on a formula which includes total years with the Company and total years possible until age 65.  In the event of a change of control, as defined in the Plan, this event would result in an immediate vesting of the retirement benefit.  The Plan is nonqualified and not formally funded.  Life insurance policies on the members are purchased to assist in funding the cost.  The cumulative accrued liability for the SERP is determined based on the Unit Credit Method by using a discount rate of 9% until age 65 for each participant.

In addition, the Company maintains a deferred compensation plan for key executives that permits the individuals to defer a portion of their salary/bonus.  There is no effect on the Company’s operating results since all amounts deferred under the plan are expensed in the period incurred.

Foreign Currency Exposure

The Company’s international operations expose it to translation risk when the local currency financial statements are translated to U.S. dollars.  As currency exchange rates fluctuate, translation of the financial statements of international businesses into U.S. dollars will affect the comparability of revenues and expenses between years.  None of the components of the Company’s consolidated statements of income was materially affected by exchange rate fluctuations in 2004, 2003 or 2002.  At December 31, 2004 the Company had $2,254,000 in cash maintained in foreign financial institutions.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (“VIEs”).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for the Company’s fiscal period ending March 31, 2004, for VIEs created prior to February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003.  A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004.  Adoption of FIN 46R did not have a material effect on the Company’s financial statements.

In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). The provisions of this statement are effective for the Company’s third quarter ending September 30, 2005. FAS 123R requires compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date.  We expect the adoption of this statement will have a material effect on the Company’s financial statements, but we cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

Risk Factors

The Company’s IT Services and Solutions (Commercial) revenues have declined and the operating loss has increased because demand for IT services has weakened and may continue to weaken, in the industries and markets that CHC serves.

The Company’s revenues are affected by the level of business activity of its clients, and the related demand for IT services to support these client activities.  As a result of weakened demand for the Company’s IT services, revenues and results of operations have been negatively impacted.  For the year ended December 31, 2004 and 2003, IT Services revenue decreased to $131.2 million from $133.1 million, respectively, a decrease of $1.9 million, or 1.4%.  Solutions (Commercial) decreased approximately $14 million in 2004.  For the years ended December 31, 2004 and 2003, IT Services operating loss increased to $6.3 million from $4.1 million, respectively, an increase of $2.2 million, or 55%.  CHC cannot predict when client demand will improve, and to what extent demand for the Company’s IT Services and Solutions (Commercial) will improve.

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

•      changes in or failure to meet earnings estimates by the Company and/or securities analysts;

•      sales of common stock by CHC or the existing shareholders or the perception that such sales may occur;

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

The Company has derived, and it believes will continue to derive, a significant portion of its revenues from a limited number of large clients.  For the years ended December 31, 2004, 2003 and 2002, the Company’s ten largest clients accounted for approximately 24%, 38% and 38% of its revenues, respectively.  The loss of any large client could have an adverse effect on the Company’s business, results of operations and financial condition.  As of December 31, 2004, approximately 10% of RGII’s revenues were derived from restricted contracts (minority based contracts, etc.)  These contracts may be terminated pursuant to the Federal government’s rights under the Federal Acquisition Regulations (“FAR”).  In addition, as a result of RGII’s acquisition by the Company, RGII will not be eligible to compete for these types of contracts in the future and will have to replace this revenue stream with new contracts.  If these contracts are terminated or the Company is not able to enter new contracts on acceptable terms, the Company’s business could be adversely affected.

Changes in Federal government programs and requirements, or budgetary changes affecting Federal government spending in Company specific agencies, or changes in fiscal policies or available funding, may adversely affect the Company’s results of operations.

The Company acquired RGII Technologies, Inc. in July 2003 and RGII acquired AIM in April 2004. RGII receives substantially all its revenue from contracts with the Federal government.  For the year ended December 31, 2004, the Company received approximately 18% of its total revenue from RGII.  Significant changes in RGII’s revenues may adversely affect the Company’s results of operations.

Projects performed by RGII are subject to Defense Contract Audit Agency audits and compliance with government cost accounting standards.  The results of such audits may result in adjustments to RGII’s reported financial results.

RGII has cost reimbursable type contracts with the U.S. Government.  Consequently, RGII is reimbursed based upon direct expenses attributable to the contract plus a percentage based upon indirect expenses.  The indirect rates are estimated.  Accordingly, if the actual rates as determined by the Defense Contract Audit Agency (“DCAA”) are below the estimated rates, a refund for the difference will be due to the U.S. Government.  A significant refund due to the U.S. Government may adversely affect the Company’s results of operations.  DCAA has completed its incurred cost audits for all fiscal years through December 31, 2001.   Past audits have not resulted in significant adjustments.

The Company faces competition from a number of existing competitors, as well as potential new competitors, which could result in loss of market share and adversely affect business.

The markets for CHC services are highly competitive.  The Company competes with large providers of IT staffing services including Comsys IT Partners Inc. and MPS Group, Inc.  In addition, it competes for staffing projects with the information systems groups of prospective clients.  In the Solutions business, the Company competes with consulting and system integration firms, including Analysts International Corporation, iGATE Corp., Covansys Corp., Accenture, Bearingpoint, CIBER, Inc., Computer Sciences Corporation, Computer Task Group, Electronic Data Systems Corp., IBM Corp. and Keane, Inc.  The Company also competes in the IT solutions market with vendors of application software.  There are relatively low barriers to entry in the markets the Company competes in and it has faced and expects to continue to face, additional competition from other established and emerging companies.  Increased competition may result in greater pricing pressure which could have an adverse effect on the Company’s business, results of operations and financial condition.  Many of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources and generate greater revenues than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in clients’ requirements, or to devote greater resources to the development, promotion, sale and support of their services and products.  In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their services or products to address the staffing and solution needs of prospective clients.  Accordingly, it is possible that new competitors, alliances among competitors or alliances between competitors and third parties may emerge and acquire significant market share.  If this were to occur, it could have an adverse effect on the Company’s business, results of operations and financial condition.

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

The Company offers some of its services on a fixed-price rather than on a time-and-materials or best efforts basis.  Under the terms of these contracts the Company bears the risk of cost overruns and inflation in connection with these projects.  In the event that the Company fails to estimate accurately the resources and time required for a project or fails to complete its contractual obligations within the time frame committed, the Company’s business, operating results and financial condition could be adversely affected.

The Company’s business strategy includes the pursuit of strategic acquisitions which present many risks and may have an adverse effect on its business in the event the financial and strategic goals that were contemplated at the time of the transaction are not realized.

As part of its strategy, the Company pursues strategic acquisitions.  On July 8, 2003, CHC purchased all of the capital stock of RGII Technologies, Inc., a Federal IT services company.  On April 1, 2004, RGII purchased AIM to further its commitment to driving the growth potential that exists in the Federal government market and to expand RGII’s footprint, providing an entrance into certain government agencies, as well as strong relationships with large, prime contractors. Some of the risks faced in completing acquisitions similar to the RGII and AIM transactions are:

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

CHC’s international operations, which comprised 10.7%, 10.5%, and 8.6%  of consolidated revenues for the years ended December 31, 2004, 2003, and 2002, respectively, depend greatly upon business, immigration and technology transfer laws in those countries in which it has international operations and upon the continued development of technology infrastructure.  As a result, the Company’s business is subject to the risks generally associated with non-U.S. operations including:

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

Third parties could assert that the Company’s services infringe their intellectual property rights, which if successful, could adversely affect the Company’s business.

Third parties may assert trademark, copyright, patent and other types of infringement or unfair competition claims against the Company.  If CHC is forced to defend against any such claims, whether they are with or without merit or are determined in its favor, the Company may face costly litigation, loss of access to, and use of software and diversion of technical and management personnel.  As a result of such dispute, CHC may have to develop non-infringing technology or enter into royalty or licensing arrangements.  Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to CHC, or at all.  If there is a successful claim of infringement against the Company and it is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could adversely affect CHC’s business.

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

Certain provisions of the Company’s Certificate of Incorporation and Bylaws could make a merger or tender offer involving CHC more difficult, even if such events would be beneficial to the interests of the shareholders. These provisions include adoption of a Preferred Shares Rights Agreement, commonly known as a “poison pill” and giving the Board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without shareholder approval.  The rights of the holders of CHC’s common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of CHC’s outstanding voting stock.  The above factors and certain provisions of the New York Business Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of the Company, including transactions in which the shareholders might otherwise receive a premium over the fair market value of CHC common stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

The Company has financial instruments that are subject to interest rate risk.  Historically, the Company has not experienced material gains or losses due to interest rate changes.  Based on the current holdings, the exposure to interest rate risk is not material.  Additionally, at December 31, 2004 the Company was debt free.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Computer Horizons Corp.

We have audited the accompanying consolidated balance sheets of Computer Horizons Corp. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Horizons Corp. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Computer Horizons Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Grant Thornton LLP

Edison, New Jersey
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Computer Horizons Corp.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Computer Horizons Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Computer Horizons Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Grant Thornton LLP

Edison, New Jersey
March 14, 2005

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except per share data)
ASSETS

Current assets:
Cash and cash equivalents (Note 1)	$33,649	$52,610
Accounts receivable (Note 2)	51,322	48,295
Deferred income taxes (Note 7)	1,868	4,514
Refundable income taxes (Note 7)	4,088	—
Other	5,550	4,759

Total current assets	96,477	110,178

Property and equipment:
Furniture, equipment and other	42,810	42,252
Less : accumulated depreciation	36,815	32,929

	5,995	9,323

Other assets – net:
Goodwill (Note 1)	27,625	34,218
Intangibles (Note 1)	3,253	2,408
Deferred income taxes (Note 7)	17,698	14,813
Other	8,036	9,386

	56,612	60,825

Total Assets	$159,084	$180,326

The accompanying notes are an integral part of these statements.

	December 31,
	2004	2003
	(in thousands, except per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities :
Accrued payroll, payroll taxes and benefits	$8,489	$7,791
Accounts payable	7,615	8,287
Restructuring reserve (Note 13)	3,351	2,620
Income taxes payable	1,377	1,243
Tax benefit reserve (Note 7)	—	19,600
RGII contingency payment (Note 15)	1,851	630
Other accrued expenses	4,912	5,183

Total current liabilities	27,595	45,354

Deferred compensation (Note 10)	2,633	2,103
Supplemental executive retirement plan (Note 10)	2,162	1,682
Other liabilities	913	850

Total liabilities	33,303	49,989

Commitments and Contingencies (Notes 4, 7 and 11)

Shareholders’ equity:
Preferred stock, $.10 par; authorized and unissued, 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized, 100,000,000 shares; issued 33,153,805 and 33,153,107 shares at December 31, 2004 and 2003, respectively	3,315	3,315
Additional paid-in capital	151,281	133,046
Accumulated other comprehensive loss	(2,200)	(2,789)
Retained earnings / (deficit)	(14,072)	11,100

	138,324	144,672
Less shares held in treasury, at cost; 2,060,011 and 2,537,692 shares at December 31, 2004 and 2003, respectively	(12,543)	(14,335)

Total shareholders’ equity	125,781	130,337

Total Liabilities and Shareholders’ Equity	$159,084	$180,326

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
	(in thousands, except per share data)

Revenues	$262,527	$245,210	$297,115

Costs and expenses:
Direct costs	180,606	173,198	216,181
Selling, general and administrative	85,141	80,634	91,343
Amortization of intangibles	1,695	1,084	—
Restructuring charges (Note 13)	2,859	3,278	2,515
Special charges/(credits) (Note 18)	(939)	10,113	—
Goodwill impairment	20,306	—	—
Write-off of assets	910	—	—

	290,578	268,307	310,039

Loss from operations	(28,051)	(23,097)	(12,924)

Other income /(expense):
Gain / (loss) on sale of assets (Note 17)	—	(424)	5,890
Net gain /(loss) on investments	—	(432)	(61)
Interest income	337	529	928
Interest expense	(103)	(51)	(174)

	234	(378)	6,583

Loss before income taxes and cumulative effect of a change in accounting principle and minority interest	(27,817)	(23,475)	(6,341)

Income taxes / (benefit) (Notes 1 and 7):
Current	(1,436)	341	(4,292)
Deferred	(1,254)	(6,750)	6,161

	(2,690)	(6,409)	1,869

Loss before cumulative effect of change in accounting principle and minority interest	(25,127)	(17,066)	(8,210)

Cumulative effect of change in accounting principle (Note 1)	—	—	(29,861)
Minority interest	(45)	(89)	35

Net Loss	$(25,172)	$(17,155)	$(38,036)

Loss per share – Basic and Diluted (Notes 1 and 8):
Before cumulative effect of change in accounting principle	$(0.82)	$(0.56)	$(0.26)
Cumulative effect of change in accounting principle	$—	$—	$(0.96)
Net Loss	$(0.82)	$(0.56)	$(1.22)

Weighted average number of shares outstanding:
Basic and Diluted	30,870,000	30,455,000	31,243,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Retained Earnings /	Treasury Stock
	Shares	Amount	Capital	Income/(Loss)	(Deficit)	Shares	Amount	Total
	(dollars in thousands)
Balance, December 31, 2001	33,153,107	$3,315	$135,230	$(2,932)	$66,291	1,720,191	$(12,049)	$189,855
Net loss for the year					(38,036)			(38,036)
Other comprehensive loss:
Current year unrealized loss on investments				(1,100)				(1,100)
Foreign currency translation adjustments				(274)				(274)
Total comprehensive loss								(39,410)
Stock options exercised						(265,858)	449	449
Employee stock purchase program			(1,712)			(405,366)	2,814	1,102
Purchase of treasury shares						1,611,700	(6,141)	(6,141)
Balance, December 31, 2002	33,153,107	3,315	133,518	(4,306)	28,255	2,660,667	(14,927)	145,855
Net loss for the year					(17,155)			(17,155)
Other comprehensive loss:
Current year unrealized loss on investments				(489)				(489)
Foreign currency translation adjustments				2,006				2,006
Total comprehensive loss								(15,638)
Stock options exercised						(361,410)	959	959
Employee stock purchase program			(472)			(153,765)	863	391
Purchase of treasury shares						392,200	(1,230)	(1,230)
Balance, December 31, 2003	33,153,107	3,315	133,046	(2,789)	11,100	2,537,692	(14,335)	130,337
Net Loss for the year					(25,172)			(25,172)
Other comprehensive Loss:
Current year unrealized gain on investments				325				325
Foreign currency translation adjustments				264				264
Total comprehensive loss								(24,583)
Other issuance of common stock	698
Stock options exercised						(306,460)	774	774
Employee stock purchase program			(395)			(171,221)	1,018	623
Tax benefits/other, net, related to acquisitions			18,630					18,630
Balance, December 31, 2004	33,153,805	$3,315	151,281	(2,200)	(14,072)	2,060,011	(12,543)	125,781

The accompanying notes are an integral part of this statement.

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities
Net loss	$(25,172)	$(17,155)	$(38,036)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Deferred taxes	(1,254)	(6,750)	6,161
Depreciation	4,821	5,336	4,634
Amortization of intangibles	1,695	1,084	—
Provision for bad debts	969	4,644	4,996
Loss / (gain) on sale of assets	—	424	(5,890)
Loss on investments	—	432	—
Goodwill impairment	20,306	—	29,861
Write-off of assets	910	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(696)	14,635	21,952
Other current assets	(786)	2,388	(1,981)
Assets held for sale	—	—	397
Other assets	(245)	(3,612)	1,298
Refundable income taxes/benefit reserve	(4,088)	19,051	8,541
Accrued payroll, payroll taxes and benefits	(49)	3,262	(4,648)
Accounts payable	(1,072)	(4,026)	(4,366)
Income taxes payable	134	1,033	—
RGII contingency payment	1,221	630	—
Other accrued expenses	582	(2,303)	(1,432)
Deferred compensation	530	747	69
Supplemental executive retirement plan	480	117	401
Other liabilities	317	(3,064)	(1,307)
Net cash provided by / (used in) operating activities	(1,397)	16,873	20,650
Cash flows from investing activities
Purchases of furniture and equipment	(2,050)	(2,387)	(3,178)
Proceeds on sale of investments	—	2,517	—
Acquisitions, net of cash received	(14,714)	(22,178)	—
Proceeds received from the sale of assets	—	149	16,467
Acquisitions of intangibles	—	(566)	—
Acquisitions of goodwill	(2,461)	(1,057)	(339)
Net cash provided by / (used in) investing activities	(19,225)	(23,522)	12,950
Cash flows from financing activities
Notes payable — banks, net	—	—	(10,000)
Payment of notes payable	—	(2,636)	—
Stock options exercised	774	959	449
Purchase of treasury shares	—	(1,230)	(6,141)
Stock issued on employee stock purchase plan	623	391	1,102
Net cash provided by / (used in) financing activities	1,397	(2,516)	(14,590)
Effect of foreign currency gains/ (losses)	264	2,006	(274)
Net increase/ (decrease) in cash and cash equivalents	(18,961)	(7,159)	18,736
Cash and cash equivalents at beginning of year	52,610	59,769	41,033
Cash and cash equivalents at end of year	$33,649	$52,610	$59,769

Supplemental disclosures of cash flow information:
Cash paid/(received) during the year for:
Interest	$(224)	$(427)	$(461)
Income taxes	461	(20,339)	(10,967)

Details of acquisition:
Tangible assets acquired **	$4,613	$13,083	$—
Liabilities assumed	(2,523)	(7,442)	—
Goodwill	11,252	13,958	—
Intangibles	2,540	2,926	—
Cash paid	15,882	22,525	—
Less: cash received in acquisition	(1,168)	(347)	—
Net cash paid *	$14,714	$22,178	$—

* 2003 Included a $1.5 million note payment

** Excluding cash of $1,168 in 2004 for the AIM acquisition and $347 in 2003 for the RGII acquisition

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

December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Computer Horizons Corp. is a strategic Information Technology solutions and professional services company which does business principally in the United States and Canada.  The Company enables its Global 2000 (which Forbes magazine defines as the biggest and most important companies as measured by sales, profits, assets and market value) client base to realize competitive advantages through three major divisions, IT Services, Solutions and Chimes, Inc.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations. The Solutions division, which includes RGII Technologies Inc. (“RGII”), provides enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Client Relationship Management, network services, strategic outsourcing and managed resourcing as well as education and training.  RGII provides innovative technology services and solutions to the Federal, state and local government markets.  Chimes, Inc., a wholly-owned subsidiary of CHC (“Chimes”), provides workforce procurement and management services to Global 2000 companies.

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

Revenue Recognition

Approximately 94% of consolidated revenue in both 2004 and 2003 was derived from time-and-material contracts.

For the IT Services division revenues are recognized as services are performed under time-and-material contracts.  Under a typical time-and-material billing arrangement, our clients are billed on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, unbilled revenue is estimated and accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.

The Solutions Group recognizes revenue either on a time-and-material basis as described above or on a fixed fee basis, though, principally on a time-and-material basis. For fixed fee contracts, revenue is recognized on the basis of the estimated percentage of completion.  Each fixed fee contract has different terms, milestones and deliverables.  The milestones and deliverables primarily relate to the work to be performed and the timing of the billing.  At the end of each reporting period an assessment of revenue recognized on the percentage of completion and milestones achieved criteria is made.  If it becomes apparent that estimated cost will be exceeded or required milestones or deliverables will not have been obtained, an adjustment to revenue and/or costs will be made.  The cumulative effect of revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the impact of any revisions become known.

Unbilled accounts receivables represent amounts recognized as revenue based on services performed in advance of client billings principally on a time-and-material basis.  At the end of each accounting period, revenue is accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.  Costs and estimated earnings in excess of billing on fixed fee contracts arise when percentage of completion accounting is used.  Such amounts are billed at specific dates or at contract completion.

The Company’s Chimes subsidiary recognizes revenue on a transaction fee basis.  The Chimes service offering aggregates the suppliers of temporary workers to the client and renders one invoice to the client.  Upon payment from the client, Chimes deducts a transaction fee and remits the balance of the client payment to the applicable vendor.  Chimes recognizes only its fee for the service, not the aggregate billing to the client.  The gross amount of the client invoicing is not considered revenue or a receivable to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the vendor until paid by the client.

Recruitment Costs

Recruitment costs are charged to operations as incurred.

Advertising Costs

The Company expenses all advertising costs as incurred and classifies these costs under selling, general and administrative expenses.  Advertising costs for the years ended December 31, 2004, 2003 and 2002 were $0.2 million, $ 0.2 million and $0.3 million, respectively.

Research and Development Costs

The Company charges all costs incurred to establish the technological feasibility of software products or product enhancements to research and development costs, which are included in selling, general and administrative expenses and are primarily attributable to the Company’s Chimes subsidiary.  Research and Development costs for the years ended December 31, 2004, 2003 and 2002 were approximately $3.3 million, $3.8 million and $3.7 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid instruments with an original maturity of three months or less at the time of purchase and consist of the following at December 31:

	2004	2003
	in thousands
Cash	$25,456	$16,473
Commercial paper	8,002	33,980
Restricted cash	191	2,157

	$33,649	$52,610

Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client.

Investments

The Company’s marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Unrealized gains and losses are reflected as a net amount under the caption of accumulated other comprehensive loss within the statement of shareholders’ equity.  Realized gains and losses are recorded within the statement of income under the caption other income or expenses. For the purposes of computing realized gains and losses, cost is identified on a specific identification basis.

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

The Company maintains its cash balances principally in twelve financial institutions located in the United States, Canada, India and the United Kingdom.  The balances in U.S. banks are insured by the Federal Deposit Insurance Corporation up to $100,000 for each entity at each institution. The balance in the Canadian bank is insured by the Canadian Deposit Insurance Corporation up to $60,000 Canadian (approximately $49,000 U.S.).  The balance in the Indian bank is insured by the Deposit Insurance and Credit Guarantee Corporation up to 100,000 Rupees (approximately $2,000 U.S.).  There is no depository insurance in the United Kingdom.  At December 31, 2004, uninsured amounts held by the Company at these financial institutions total approximately $32,373,000.  At December 31, 2004, the Company had approximately $2,254,000 in cash maintained in overseas financial institutions.

The Company’s clients are generally very large, Global 2000 companies in many industries and with wide geographic dispersion.  For the years ended December 31, 2004, 2003 and 2002, the Company’s ten largest clients accounted for approximately 24%, 38% and 38% of its revenues, respectively, and no single client represents more than 10% of annual revenues.

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

Effective on January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” (“FAS 144”).  This supersedes Statement of Financial Accounting Standard No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”), while retaining many of the requirements of such statement. The effect of the adoption of this statement was immaterial to the Company.

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

The Company provides United States income taxes on the earnings of foreign subsidiaries, unless they are considered permanently invested outside the United States.  As of December 31, 2004, there is no cumulative amount of foreign earnings on which United States income taxes have not been provided.

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

Foreign Currency Translation

For operations outside the United States that prepare financial statements in currencies other than the United States dollar (Canadian dollar, British pound, and Indian Rupee), results of operations and cash flows are translated at the average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates.  Exchange amounts included in operations are income of $392,000 and $0 for December 31, 2004, and 2003, respectively.  Translation adjustments are included as a separate component of comprehensive income/(loss) within the statement of shareholders’ equity.

Accounts Receivable

Accounts receivable are generally due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the client’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Goodwill

In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141 “Business Combinations” (“FAS 141”), and in July 2001, Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”).  The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method.  In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as an asset apart from goodwill.  Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test.  The Company adopted FAS 142 as of January 1, 2002 and in compliance with this new regulation has discontinued the amortization of goodwill.

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

For the year ended December 31, 2004, using an evaluation prepared by an independent appraisal firm, the Company reassessed the carrying value of goodwill associated with its Solutions Group.  Because of a reduction in projected future cash flows in the Commercial Solutions business unit, primarily resulting from significant revenue declines in 2004, the Company determined that goodwill was impaired and recorded a non-cash charge of $20.3 million, related to the write-off of the Commercial Solutions goodwill.  There was no income tax effect on the impairment charge as the related goodwill was primarily attributable to acquisitions which yielded no tax basis for the Company. The remaining Solutions goodwill of $27.6 million, as of December 31, 2004, is associated with the Company’s Federal government practice.  As of December 31, 2004, the indicated fair value of the Federal Government reporting unit exceeded the carrying value.  As a result, the Company concluded that the goodwill of approximately $27.6 million is not impaired.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, are as follows (in 000’s):

Reporting Units	December 31, 2004	December 31, 2003

Balance as of January 1,	$34,218	$19,203
Additions to goodwill*	13,713	15,015
Impairment losses (Commercial Solutions)	(20,306)	—

Balance as of December 31,	$27,625	$34,218

* Additions to goodwill in 2004 recorded principally as a result of the acquisition of AIM ($11.2 million) by RGII, and the Contingent Note paid on the EBIT target of RGII ($1.8 million).  Additions to goodwill in 2003 recorded as a result of the RGII ($14.6 million) and Global Technology Services ($0.4 million) acquisitions.  See Note 15 of the notes to the consolidated financial statements.

As of December 31, 2004 and 2003, the fair value of each of the reporting units was calculated using the following approaches (i) market approach and (ii) income approach.  The reporting units are equal to, or one level below, reportable segments. Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices.  Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity.  Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.

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

As of December 31, 2004, based on a valuation completed by an independent appraisal firm, both approaches noted above yielded an indicated value for the Commercial Solutions business unit which was below the carrying value of the entity’s equity. As a result, the Company determined that the commercial Solutions goodwill was impaired and recorded a non-cash goodwill impairment charge of $20.3 million. There was no income tax effect on the impairment charge as the related goodwill was primarily attributable to acquisitions which yielded no tax basis for the Company.

As of December 31, 2004, the indicated fair value of the Federal government reporting unit exceeded the carrying value by approximately $5 million. As a result, the company concluded that the goodwill of approximately $27.6 million was not impaired as of December 31, 2004.

The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company’s net loss as follows:

December 31, 2002
Reported net loss	$(38,036)

Cumulative effect of change in accounting principle	29,861

Goodwill impairment	—

Amortization of intangibles	—

Adjusted net loss	$(8,175)

Reported loss per share:
Basic & Diluted	$(1.22)

Adjustment for cumulative effect of change in accounting principle:
Basic & Diluted	0.96

Adjustments for goodwill impairment:
Basic & Diluted	—

Adjustment for amortization of intangibles:
Basic & Diluted	—

Adjusted loss per share:
Basic & Diluted	$(0.26)

Intangible Assets

Intangible assets are the result of the acquisition, in July 2003, of certain assets and operations of RGII, the acquisition of the Xpress software from Commerce One and the acquisition of AIM, by RGII, in April 2004.  Accordingly, the Company completed purchase price allocation reviews and according to FAS 142, assessed the useful lives of its acquired intangible assets.

The following table summarizes the acquired intangible assets, the remaining components and the accumulated amortization as of December 31, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortized intangible assets:
Non-compete agreements	410	78	332	6.2 yrs
RGII trademark	430	360	70	1 yr
RGII software	726	222	504	4.9 yrs
Client contracts	3,900	1,867	2,033	3.0 yrs
Xpress software	566	252	314	3 yrs
Total	$6,032	$2,779	$3,253	3.3 yrs

Intangible assets are being amortized over periods ranging from six months to seven years, based on the estimated useful lives. The amortization expense on these intangible assets for the year ended December 31, 2004 was $1,695,000.  The estimated remaining amortization expense for each year ending December 31, is as follows (in thousands):

2005	$1,190
2006	1,053
2007	641
2008	308
2009	44
Thereafter	17
Total	$3,253

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (“VIEs”).  The accounting provisions and disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for the Company’s fiscal period ending March 31, 2004, for VIEs created prior to February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, public companies that have interests in VIEs that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003.  A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004.  Adoption of FIN 46R did not have a material effect on the Company’s financial statements.

In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued FAS 123R, “Share-Based Payment”. The provisions of this statement are effective for the Company’s third quarter ending September 30, 2005. Statement 123R requires compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date.   We expect the adoption of this statement will have a material effect on the Company’s financial statements, but we cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

Accounting for Stock Based Compensation

In December 2002, the FASB approved the issuance of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Translation and Disclosure” (“FAS 148”).  This statement amends FAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amended the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.  The Company adopted the disclosure provisions as of December 31, 2002.

The exercise price per share on all options granted may not be less than the fair value at the date of the option grant.  The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as modified by Financial Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans.  The Company expects to continue following the guidance under APB 25 for stock-based compensation to employees.  Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of FAS 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

		2004	2003	2002

Net loss	As reported	$(25,172,000)	$(17,155,000)	$(38,036,000)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,754,000)	(2,401,000)	(3,334,000)

	Pro forma	$(26,926,000)	$(19,556,000)	$(41,370,000)

Loss per share
Basic	As reported	$(0.82)	$(0.56)	$(1.22)
	Pro forma	(0.87)	(0.64)	(1.32)

Diluted	As reported	$(0.82)	$(0.56)	$(1.22)
	Pro forma	(0.87)	(0.64)	(1.32)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively:  expected volatility of 36%, 62% and 64%;  risk-free interest rates of 4.24%, 4.27% and 3.62%; and expected lives of 6.1, 7.8 and 4.4 years.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 comparative financial statements to conform to the 2004 presentation.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31:

	2004	2003
	(in thousands)

Billed	$50,925	$44,489
Unbilled	6,311	9,238
	57,236	53,727
Less allowance for doubtful accounts	5,914	5,432
	$51,322	$48,295

At December 31, 2004 and 2003, the allowance for doubtful accounts includes $0 and $400,000 respectively, pertaining to unbilled receivables.  Included in unbilled accounts receivable at December 31, 2004 and 2003 are amounts not yet billable to clients of approximately $0 and $708,000, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2004	2003
	(in thousands)

Furniture, Fixtures and Equipment	$36,669	$36,527
Software	3,406	3,242
Leasehold Improvements	2,735	2,483
	42,810	42,252
Less : accumulated depreciation	36,815	32,929
	$5,995	$9,323

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.  Depreciation expense was $4.8 million, $5.3 million and $4.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4 – ASSET-BASED LENDING FACILITY

The Company has a $40 million line of credit facility with availability based primarily on eligible client receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of December 31, 2004, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $17.7 million was available for borrowing as of December 31, 2004.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $99,000 and $109,000 for the years ended December 31, 2004 and 2003, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended incurring March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  At December 31, 2004, the Company is in compliance with the covenant.  The facility was scheduled to expire in July 2004. However, on July 14, 2004, the Company signed a one-year extension of the facility, which will remain in effect until July 2005.  In February 2005, the Company and its current lending institution agreed in principal to terms (non-binding) which would extend the credit facility for a three-year term. The line of credit would remain at $40 million, with all other terms, conditions and costs similar to those which were in effect as of December 31, 2004.

NOTE 5 - PURCHASE OF TREASURY STOCK

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common stock outstanding, or approximately 3.2 million shares.  The Company did not repurchase shares of its common stock during the year ended December 31, 2004.  For the year ended December 31, 2003, the Company had repurchased, in the open market, 392,200 shares of its common stock at an average price of $3.08 per share for an aggregate purchase amount of $1.2 million.  For the year ended December 31, 2002, the Company had repurchased, in the open market, 1,611,700 shares of its common stock at an average price of $3.81 per share for an aggregate purchase amount of $6.1 million.  As of December 31, 2004 authorization for repurchase relates to approximately 93,000 shares of common stock.

NOTE 6 - SHAREHOLDERS’ EQUITY

Stock Options

In 1994, the Company adopted a stock option plan which provides for the granting of options, to officers and key employees, for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights (“SARs”). Options and SARs generally expire ten years from the date of grant and become exercisable in specified amounts during the life of the respective options.  No SARs have been granted as of December 31, 2004.  There were 2,427,000 and 2,036,000 shares available for option grants at December 31, 2003 and 2002, respectively, and no shares available as of December 31, 2004 for the 1994 stock option plan.

In May 2004, the Company received shareholder approval and adopted the 2004 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). This plan replaced the 1994 Stock Option and Appreciation Plan and provides for a maximum number of 3,500,000 shares of common stock issuable under the plan. These awards may be stock options, stock appreciation rights, restricted stock or performance share awards.  This Plan is scheduled to expire on May 19, 2014. As of December 31, 2004, there were 3,294,000 shares available for awards under the Omnibus Plan.

The Company also has a non-qualified Directors’ stock option plan (the “Directors’ Plan”).  In 1998, the Company amended the Directors’ Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of the Company’s common stock and (ii) shall receive annual grants to purchase an additional 10,000 shares of its common stock.  The Directors’ Plan originally was to expire on March 4, 2001 and was extended by the Board of Directors and Shareholders through March 6, 2007.  There were 184,000, 264,000 and 334,000 shares of common stock available for grant at December 31, 2004, 2003 and 2002, respectively, under the Directors’ Plan.

A summary of the status of all the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price
Outstanding – January 1	3,845	$4.08	4,527	$7.93	4,841	$10.11

Granted	276	3.88	1,527	3.76	1,340	3.68
Exercised	(321)	2.40	(361)	2.66	(266)	1.47
Canceled/forfeited/expired	(144)	3.68	(1,848)	13.27	(1,388)	12.45

Outstanding – December 31	3,656	4.23	3,845	4.08	4,527	7.93

Options exercisable – December 31	2,326	4.49	1,420	4.98	2,573	10.89

Weighted average fair value of options granted during the year		$1.68		$1.93		$2.72

The following information applies to options outstanding at December 31, 2004:

Range of exercise prices	Outstanding as of December 31, 2004 (000’s)	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2004 (000’s)	Weighted average exercise price
0.00 – 4.55	3,397	7.4	$3.44	2,079	$3.23
4.55 – 9.10	73	2.7	7.70	61	8.30
9.10 – 13.65	61	0.2	11.59	61	11.59
13.65 – 18.20	60	4.2	15.97	60	15.97
18.20 – 22.75	24	3.1	20.63	24	20.63
22.75 – 27.30	41	3	26.13	41	26.13

	3,656	7.1	$4.23	2,326	$4.49

Prior to the adoption of FIN 44 and the Sarbanes-Oxley Act of 2002, certain officers had the right to borrow from the Company against the exercise price of options exercised.  As of December 31, 2004 and 2003, total outstanding borrowings, pertaining to one officer, amounted to $100,000 which borrowings occurred in 1999.

The Company issued 150,001 warrants in 2003 to purchase shares of its common stock to one major shareholder.  The exercise price of such warrants is $3.89, representing the fair value of the Company’s common stock at the date of grant.  As of December 31, 2003, 152,134 warrants were outstanding.  There were no warrants exercised in 2004, 2003 or 2002.

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

NOTE 7 - INCOME TAXES

The following is a geographical breakdown of the Company’s loss before taxes:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Domestic	$(26,929)	$(20,360)	$(6,005)
Foreign	(888)	(3,115)	(336)
	$(27,817)	$(23,475)	$(6,341)

The provision for income taxes/(benefit) consists of the following for the years ended December 31:

	2004	2003	2002
	(in thousands)
Current
Federal	$(1,181)	$30	$(4,993)
State	(255)	311	701
Foreign	—	—	—

Total current	(1,436)	341	(4,292)

Deferred
Federal	(2,320)	(6,750)	819
State	1,066	—	5,342
Foreign	—	—	—

Total deferred	(1,254)	(6,750)	6,161

	$(2,690)	$(6,409)	$1,869

Deferred tax assets and liabilities consist of the following at December 31:

	2004	2003
	(in thousands)
Deferred tax liabilities
Depreciation	$—	$(498)
Amortization of intangibles	(276)	—
Prepaid insurance	(372)	—
Total deferred tax liabilities	$(648)	$(498)

Deferred tax assets
Federal and state net operating losses	24,336	16,260
Foreign net operating losses	2,654	4,742
Capital losses	1,222	—
Amortization of intangibles	—	4,167
Accrued payroll and benefits	2,431	1,709
Allowance for doubtful accounts	2,077	2,324
Restructuring charges	277	837
Other	1,010	1,398

Total deferred tax assets	34,007	31,437

Valuation allowance	(13,793)	(11,612)

Net deferred tax assets	$19,566	$19,327

Current	$1,868	$4,514
Non current	17,698	14,813
Total	$19,566	$19,327

A reconciliation of income taxes/(benefit), as reflected in the accompanying statements, with the statutory Federal income tax rate of 35% for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(in thousands)

Statutory Federal income taxes	$(9,736)	$(8,217)	$(2,219)
State and local income taxes/(benefit), net of Federal tax effect	527	203	91
Goodwill impairment	5,391	—	—
Change in valuation allowance, sale of assets	—	—	(1,855)
Change in valuation allowance, other	2,181	1,092	5,095
Other, net	(1,053)	513	757

	$(2,690)	$(6,409)	$1,869

At December 31, 2004 the Company had a Federal net operating loss carryforward of approximately $48.7 million; $11.4 million expires in 2022, $18.3 million expires in 2023 and $19.0 million expires in 2024.

At December 31, 2004 the Company had state deferred tax assets, net of Federal tax effect, of approximately $8.1 million relating primarily to state net operating loss carryforwards.  These state net operating loss carryforwards are subject to limitations which differ from Federal law.  Many states do not allow the carryback of net operating losses, have shorter carryforward periods and do not allow the filing of consolidated returns.  These state limitations create uncertainties with respect to the realization of these state deferred tax assets.  Accordingly, the Company has recorded a valuation allowance of approximately $7.6 million with respect to these assets.

Certain foreign subsidiaries of the Company had net operating loss carryforwards at December 31, 2004, totaling approximately $7.5 million (including $5.8 million in Canada and $1.7 million in the United Kingdom); $1.6 million expires in 2006, $1.1 million expires in 2007, $1.8 million expires in 2008, $1.3 million expires in 2011 and the remainder has no expiration.  A full valuation allowance has been recorded on the foreign taxes due to the uncertainty of the realization of certain tax benefit from these net operating loss carryforwards.

At December 31, 2004 refundable income taxes consisted primarily of refundable payroll credits claimed on the Company’s Canadian income tax returns.

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

In December 2003, the Internal Revenue Service examined the Company’s Federal income tax returns for the years ended December 31, 2001 and 2000, along with its Federal refund claims for the calendar years 1996 through 1999.  The additional refund amount received in January 2003 was shown as a liability until the audit was completed.  During the first quarter of 2004, the Internal Revenue Service and the Joint Committee on Taxation completed their examination of the Company’s Federal income tax returns and Federal refund claims, and accepted them without change.  Accordingly, the tax benefit was recorded as a decrease in tax benefit reserves of $19.6 million, a decrease in other tax reserves of $0.3 million, and an increase in additional paid-in capital of $19.9 million. There was no charge or credit to income.  The Company did not record deferred tax assets for the tax benefits being carried forward due to remaining uncertainties.  It is anticipated that a deferred tax asset, net of an appropriate valuation allowance, will be recorded when it is probable that the tax benefit will be realized.  The tax benefit will be reflected as an increase in additional paid-in capital.

The Company assesses the likelihood of the ultimate determination of various contingent tax liabilities that arise in many different tax jurisdictions.  These tax matters can be complex in nature and uncertain as to the ultimate outcome.  The Company establishes reserves for tax contingencies when it believes that an unfavorable outcome is likely to occur and the liability can be reasonably estimated.  Although the Company believes these positions are fully supportable, the likelihood of potential challenges and sustainability of such challenges upon examination are considered.  The Company had reserves for tax contingencies at December 31, 2004 and December 31, 2003 of approximately $1.3 million and $2.8 million, respectively. Changes in the Company’s tax reserves have occurred and are likely to continue to occur as changes occur in the current facts and circumstances.  The net impact of the reassessments of such changes resulted in the recognition of income tax benefits of $1.5 million for the year ended December 31, 2004, and income tax expense of  $0.2 million for the year ended December 31, 2003.  In addition, the Company’s Federal net operating loss carryforward at December 31, 2004 of $48.7 million excludes deductions of approximately $17.8 million for uncertain tax positions relating to transactions occurring in the ordinary course of business.

NOTE 8 - LOSS PER SHARE DISCLOSURES

The computation of diluted loss per share excludes all options because they are antidilutive.  During 2004, there were 3,656,000 excluded options outstanding at December 31, 2004 with a weighted average exercise price of $4.23 per share.   During 2003, there were 3,854,000 excluded options outstanding at December 31, 2003 with a weighted average exercise price of $4.08 per share.  During 2002, there were 4,527,000 excluded options outstanding at December 31, 2002 with a weighted average exercise price of $7.93 per share.

NOTE 9 - SEGMENT INFORMATION

Through December 31, 2004, the Company identified three business segments: IT Services, the Solutions Group and Chimes, Inc.  The IT Services division provides highly skilled software professionals to augment the internal information management staffs of major corporations.  IT Services is primarily staffing augmentation.  The Solutions division provides Federal government, enterprise application services, e-business solutions, customized Web development and Web enablement of strategic applications, Client Relationship Management (CRM), network services, strategic outsourcing and managed resourcing to major corporations, along with Federal, state and local governments.  Chimes, Inc., a wholly-owned subsidiary of CHC, provides workforce procurement and management services to Global 2000 companies, which, according to Forbes magazine, represents the biggest and most important companies as measured by sales, profits, assets and market value.

During the fourth quarter of 2004, the Company completed a restructuring initiative whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients : Federal Government, Commercial and Vendor Management services (Chimes), and will report accordingly to conform to the new presentation of CHC business segments for the first quarter of 2005.   This realigned business model is designed to deliver improved operational performance for the Company and reduce annual operating costs.

Income/(loss) before income tax benefit consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets/investments, restructuring charges, special charges/(credits), the write-off of  assets and a terminated project, amortization of intangibles and goodwill impairment.  These exclusions total expense of $24.6 million, $18.0 million and income of $4.1 million December 31, 2004, 2003 and 2002, respectively.   Long-term assets include goodwill, intangibles and property, plant and equipment for 2004 and 2003, and goodwill and property, plant and equipment for 2002.  Corporate services, consisting of general and administrative services are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

BY LINE OF BUSINESS	2004	2003	2002
	(in thousands)
Revenue:
IT Services	$131,204	$133,070	$201,295
Solutions Group	108,231	92,122	79,283
Chimes	23,092	20,018	16,537

Total revenue	$262,527	$245,210	$297,115

Gross Margin:
IT Services	$24,613	$26,740	$40,626
Solutions Group	35,612	26,646	25,712
Chimes	21,696	18,626	14,596

Total gross margin	$81,921	$72,012	$80,934

Operating income / (loss):

IT Services	$5,631	$8,053	$15,044
Solutions Group	9,187	9,258	7,621
Chimes	1,420	(2,177)	(7,490)

Total operating income/(loss)	$16,238	$15,134	$15,175

Corporate Allocation:

IT Services	$11,915	$12,108	$17,287
Solutions Group	5,438	6,743	6,855
Chimes	2,105	1,841	1,442

Total corporation allocation	$19,458	$20,692	$25,584

Income / (loss) before income tax benefit:
IT Services	$(6,284)	$(4,055)	$(2,243)
Solutions Group	3,749	2,515	766
Chimes	(685)	(4,018)	(8,932)

Total income / (loss) before income tax benefit	$(3,220)	$(5,558)	$(10,409)

Assets:
IT Services	$27,353	$21,253	$47,876
Solutions Group	76,659	70,322	29,640
Chimes	12,313	14,402	26,762
Corporate and other	42,759	74,349	89,453

Total assets	$159,084	$180,326	$193,731

Depreciation Expense:
IT Services	$300	$563	$482
Solutions Group	1,142	1,433	1,133
Chimes	1,532	1,476	1,044
Corporate and other	1,847	1,864	1,975

Total depreciation	$4,821	$5,336	$4,634

BY GEOGRAPHIC AREA *	2004	2003	2002
	(in thousands)
REVENUE
United States	$234,525	$219,453	$270,890
Canada	27,592	24,709	23,390
Europe	272	627	2,775
India	138	421	—
Australia	—	—	60
Total Revenue	$262,527	$245,210	$297,115

* Revenue is generated for each geographic segment based on the locale of the client.

LONG-TERM ASSETS
United States	$35,621	$45,191	$29,486
Canada	1,211	705	628
Europe	—	—	106
India	41	53	—
Total Long-Term Assets	$36,873	$45,949	$30,220

Reconciliation of Segments Loss before Income Tax Benefit to Consolidated Loss Before Income Tax Benefit:

	2004	2003	2002
	(in thousands)

Total segments loss before income tax benefit	$(3,220)	$(5,558)	$(10,409)
Adjustments:
Special credits / (charges)	939	(10,113)	—
Restructuring charges	(2,859)	(3,278)	(2,515)
Write off of terminated project	—	(3,064)	—
Amortization of intangibles	(1,695)	(1,084)	—
Net gain/(loss) on investments	—	(432)	(61)
Gain/(loss) on sale of assets	—	(424)	5,890
Interest income	337	529	928
Interest expense	(103)	(51)	(174)
Goodwill impairment	(20,306)	—	—
Write-off of assets	(910)	—	—
Total Adjustments	(24,597)	(17,917)	4,068
Consolidated loss before income taxes	$(27,817)	$(23,475)	$(6,341)

NOTE 10 - SAVINGS PLAN AND OTHER RETIREMENT PLANS

The Company maintains a defined contribution savings plan covering eligible employees.  The Company makes contributions up to a specific percentage of participants’ contributions.  The Company contributed approximately $661,000, $821,000 and $1,089,000 in 2004, 2003 and 2002, respectively.

In 1995, the Company instituted a Supplemental Executive Retirement Plan, or SERP, whereby key executives are entitled to receive lump-sum payments (or, if they elect, a ten-year payout) upon reaching the age of 65 and being in the employment of the Company.  The maximum commitment if all plan members remain in the employment of the Company until age 65 is approximately $9.8 million.  Benefits accrue and vest based on a formula which includes total years with the Company and total years possible until age 65.   In the event of a change of control, as defined in the Plan, this event would result in an immediate vesting of the retirement benefit. The plan is nonqualified and not formally funded.  Life insurance policies on the members are purchased to assist in funding the cost.  The SERP expense is charged to operations during the remaining service lives of the members and was $480,000 in 2004, $480,000 in 2003 and $407,000 in 2002.  The cumulative accrued liability for the SERP was $2.2 million as of December 31, 2004 and $1.7 million at December 31, 2003 based on the Unit Credit Method by using a discounting rate of 9% until age 65 for each participant.   Benefit distributions (assuming all participants remain in employment until age 65) are scheduled to be nil for 2005, $250,000 for 2006 through 2007, $1.0 million for 2008 through 2009, and $8.5 million for 2010 through 2025.

The following represents the fair value (included in Other Non-current Assets) and unrealized gain/(loss) for the deferred compensation and SERP plans as of December 31, 2004 and 2003 (amounts in thousands):

	As of		For the years ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	Fair Value		Unrealized gain / (loss) on SERP investments
Money market funds	$395	$386	$96	$(7)
Debt securities issued by the US Treasury	367	327	(32)	(7)
Corporate debt securities	148	282	(17)	(5)
Mortgage-backed securities	227	—	(16)	—
Equity securities	4,903	4,166	294	(470)
Total	$6,040	$5,161	$325	$(489)

During 1999, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10 percent of eligible compensation.  Quarterly, participant account balances are used to purchase shares of stock at 85 percent of its fair market value on either the first or last trading day of each calendar quarter.  A total of 4 million shares were approved, with approximately 2.3 million available for purchase under the plan at December 31, 2004.  There were 171,222, 153,765 and 405,366 shares purchased under the plan in 2004, 2003 and 2002, respectively.

In addition, the Company adopted a Deferred Compensation Plan for key executives that permits the individuals to defer a portion of their annual salary or bonus for a period of at least five years.  There is no effect on the Company’s operating results since any amounts deferred under the plan are expensed in the period incurred.  Amounts deferred amounted to $2.6 million and $2.1 million as of December 31, 2004 and 2003, respectively.

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

NOTE 11 - COMMITMENTS

Leases

The Company leases office space and equipment under long-term operating leases expiring through 2008.  As of December 31, 2004, approximate minimum rental commitments were as follows:

Year ending	(in thousands)
2005	$5,287
2006	2,599
2007	1,978
2008	90
Thereafter	—
$9,954

Office rentals are subject to escalations based on increases in real estate taxes and operating expenses.  Rent expense, net of sublease income of approximately $ 131,000, $137,000 and $480,000 for December 31, 2004, 2003 and 2002, respectively, for operating leases approximated $5.7 million, $5.0 million and $5.3 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Other

In 2003, the Company entered into a separation package with the Company’s former CEO which contained a commitment for the Company to provide continued medical coverage until age 75, with remaining payments totaling approximately $102,000 at December 31, 2004.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For the years ended December 31, 2004 and 2003, selected quarterly financial data is as follows:

	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)

2004
Revenues	$59,706	$65,790	$69,397	$67,634
Direct costs	40,806	44,507	47,880	47,413
Gross profit	18,900	21,283	21,517	20,221
Selling, general and administrative	19,587	21,554	21,851	22,149
Restructuring charges	—	—	—	2,859
Goodwill impairment	—	—	—	20,306
Write-off of assets	—	—	—	910
Special (credits)	—	(939)	—	—
Amortization of intangibles	208	520	484	483
(Loss)/profit from operations	(895)	148	(818)	(26,486)
Interest income/(expense) - net	83	29	93	29
(Loss)/profits before income taxes	(812)	177	(725)	(26,457)
Income taxes/(benefit)	(254)	97	(323)	(2,210)
Minority interest	(9)	45	(58)	(23)
Net(loss)/profit	$(567)	$125	$(460)	$(24,270)

Loss per share (basic and diluted):
Net loss	$(0.02)	$0.00	$(0.01)	$(0.78)

	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)

2003
Revenues	$60,253	$58,833	$64,459	$61,665
Direct costs	42,773	43,494	45,069	41,862
Gross profit	17,480	15,339	19,390	19,803
Selling, general and administrative	18,926	20,716	20,883	20,109
Restructuring charges	249	1,949	787	293
Special charges	—	7,978	800	1,335
Amortization of intangibles	—	—	526	558
Loss from operations	(1,695)	(15,304)	(3,606)	(2,491)
Loss on sale of assets	(273)	—	—	(151)
Loss on investments	—	—	—	(432)
Interest income/(expense) - net	168	90	78	142
Loss before income taxes	(1,800)	(15,214)	(3,528)	(2,933)
Income taxes/(benefit)	(540)	(4,381)	(664)	(824)
Minority interest	(19)	(18)	21	(73)
Net loss	$(1,279)	$(10,851)	$(2,843)	$(2,182)

Loss per share (basic and diluted):
Net loss	$(0.04)	$(0.36)	$(0.09)	$(0.07)

NOTE 13 - RESTRUCTURING CHARGES

During the fourth quarter of 2004, in connection with the Company’s business model realignment, the Company recorded a restructuring charge of approximately $2.9 million comprised of approximately $2.8 million in severance costs and $0.1 million in lease obligation costs.  The lease obligation of $110,000 is calculated based on current rent commitments less a calculated sublease amount based on current market conditions.  As a result of this restructuring, the Company is expecting an approximate $5 million reduction in its annual costs, which will be predominantly reflected in the IT Services and Commercial Solutions (non-Federal) businesses, designed to deliver improved operational performances.

	Recorded	Paid	Adjusted	Remaining at December 31, 2004
Severance :
Canada	$494	$—	$41	$535
United States	2,255	(353)	—	1,902
Total Severance	$2,749	$(353)	$41	$2,437

Lease Obligations :
United States	$110	$—	$—	$110

Total	$2,859	$(353)	$41	$2,547

During 2003, the Company recorded restructuring charges of approximately $3.3 million relating to the closing of several offices in the United States, Canada and the United Kingdom, including the related severance costs.  The severance costs approximated $1.5 million and the future lease obligation costs (less a calculated sublease amount), including office closure expenses, approximated $1.8 million.

	Remaining at December 31, 2003	Paid	Currency Translation *	Remaining at December 31, 2004
Severance:
United Kingdom*	$47	$—	$3	$50
Total Severance	$47	$—	$3	$50

Lease Obligations:
United States	$90	(90)	$—	$—
United Kingdom*	150	(35)	8	123
Canada	739	(420)	—	319
Total Lease Obligations	$979	$(545)	$8	$442

General Office Closure:
United Kingdom*	$49	$(7)	$3	$45

Total	$1,075	$(552)	$14	$537

* Recorded balances change due to fluctuations in exchange rates

During 2002, the Company recorded restructuring charges approximating $2.8 million, primarily pertaining to office closings. Amounts remaining from this restructuring, and previous restructurings, pertain to future lease obligation costs.

	Remaining at December 31, 2003	Paid	Adjusted	Remaining at December 31, 2004
Lease Obligations:
United States	$1,545	$(1,244)	$(34)	$267

NOTE 14 – MAJORITY-OWNED SUBSIDIARY

On September 30, 2002, the Company announced that it had joined its existing HIPAA compliance, healthcare information technology and other compliance business practices with ZA Consulting LLC (ZAC) to form CHC Healthcare Solutions, LLC.  Under the terms of the agreement, CHC had an 80% interest in the newly formed company.

On December 31, 2004, the Company acquired the 20% minority interest owned by ZAC, in exchange for the forgiveness of a ZAC note obligation to the Company approximating $630,000.

NOTE 15 - ACQUISITIONS

On April 1, 2004, RGII acquired Automated Information Management, Inc. (“AIM”). The cash transaction is valued at approximately $13.8 million plus an adjustment to purchase price for excess working capital of approximately $2.0 million.

The Company purchased AIM to further its commitment to driving the growth potential that exists in the Federal government market and to expand RGII’s footprint, providing an entrance into certain government agencies, as well as strong relationships with large, prime contractors.

The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Allocation of Purchase Price

Cash	$1,168
Accounts receivable	3,300
Other current assets	18
Property and equipment	127
Goodwill	11,252
Intangibles	2,540

Total assets	18,405

Accounts payable	400
Accrued payroll	747
Other accrued expenses	361
Deferred tax liabilities	1,015

Total liabilities	2,523

Net assets	$15,882

Purchased intangibles totaling $2.5 million included unfunded backlog, funded backlog, AIM trademark and non compete agreements.  Approximately $11.2 million was recorded as goodwill.

The acquisition was structured as a purchase of common stock; and accordingly, the goodwill will not be subject to amortization for tax purposes.

Pro Forma Results

Effective April 1, 2004, the results of AIM’s operations have been included in the consolidated financial statements of the Company.  The following unaudited pro forma financial information presents the combined results of operations of the Company and AIM as if the acquisition had occurred as of the beginning of the periods presented.  The revenues and results of operations included in the following pro forma unaudited consolidated condensed statement of operations is not considered necessarily indicative of the results of operations for the periods specified had the transaction actually been completed at the beginning of the period.

	Unaudited Pro Forma (in thousands)
	Year Ended December 31,
	2004	2003
Revenues:
IT Services	$131,204	$133,070
Solutions Group	112,669	110,578
Chimes	23,092	20,018
Total	266,965	263,666
Loss before minority interest	(25,214)	(16,675)
Minority interest	(45)	(89)
Net loss	$(25,259)	$(16,764)
Loss per share – (basic & diluted):
Net loss	$(0.82)	$(0.55)
Weighted average number of shares outstanding – basis & diluted	30,870,000	30,455,000

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the year ended December 31, 2004: $313,000 amortization expense on purchased intangible assets, elimination of Acquisition related bonuses of $2.3 million, $43,500 reduction of interest income for cash consideration paid and $40,000 adjustment to record income tax benefit for AIM as if it was a C-Corporation and to record income tax effect of pro forma adjustments.

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the year ended December 31, 2003:  $1.3 million amortization expense on purchased intangible assets, $174,000 reduction of interest income for cash consideration paid and $146,000 adjustment to record income taxes for AIM as if it was a C-Corporation and to record income tax effect of pro forma adjustments.

As a result of the integration of AIM into RGII, the Company and the seller of RGII have agreed that the operating results of AIM shall remain separate from and not be included in the RGII EBIT targets related to contingent payments.   RGII, however shall be permitted an intercompany charge to AIM for AIM’s share of combined operating overhead expenses.

On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. (“RGII”).  The Company purchased RGII because acquiring a platform company in the Federal government IT Services marketplace has been a priority for the Company.  The purchase price was approximately $22.1 million including an up-front cash payment, acquisition expenses, working capital adjustment and the payoff of a note payable of $1.5 million.  In addition the Company paid off a RGII $665,000 note and a line of credit of approximately $2 million.  In addition, the seller may be entitled to contingent payments based on RGII’s performance against profitability objectives over three years.  The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met.  These financial performance objectives are based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period.  There are no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets, and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  At the years ended December 31, 2003 and 2004, the seller received payments of $631,000 and $1.8 million, respectively.  The Company also entered into employment agreements with the former shareholder and key employees of RGII and has agreed to issue an aggregate of 600,000 options to purchase shares of Computer Horizons stock over a three-year period.

  The Company completed the allocation of the purchase price to assets and liabilities acquired utilizing outside valuation consultants to assist in this process.  Audited historical financial statements of RGII together with applicable pro forma financial information were filed with the SEC on September 19, 2003.

The acquisition was treated as a purchase of assets for tax purposes.  Accordingly, goodwill is subject to amortization for tax purposes over fifteen years.

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

During 2001, two of the subsidiaries and Select were sold (See Note 17).  During 2002, the last remaining asset held for sale, Princeton, was sold (See Note 17).  During the year ended December 31, 2002 Princeton’s revenue was $2.9 million and its loss, net of taxes, was $1.3 million.

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

NOTE 18 – SPECIAL ITEMS

For the year ended December 31, 2004, the Company recorded a special credit of $939,000 consisting of an insurance refund.  The Company also incurred restructuring charges of $2.9 million ($2.8 million in severance costs and $0.1 million in lease obligation costs) as a result of realigning the Company’s business model effective January 1, 2005.   In addition, as of December 31, 2004, the Company determined that goodwill pertaining to Commercial Solutions business unit was impaired and recorded a non-cash impairment charge of $20.3 million.   The Company also recorded a write-off of assets in 2004 approximating $0.9 million relating to the write-off of a security deposit in connection with an escrow agreement of a previously sold subsidiary and the write-off of fixed assets related to previously closed offices.

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

NOTE 19- COMPREHENSIVE INCOME/(LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“FAS 130”), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.  The components of comprehensive loss for the years ended December 31, 2004 and 2003 are as follows :

	Year Ended
	December 31, 2004	December 31, 2003
	(dollars in thousands)
Comprehensive Income/(Loss) :

Net Income/(Loss)	$(25,172)	$(17,155)
Other comprehensive income/ (loss) – foreign currency adjustment	264	2,006
Unrealized gain / (loss) on SERP investments	325	(489)
Comprehensive Income/(Loss)	$(24,583)	$(15,638)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation	Unrealized gain/(loss) on Investments	Accumulated Other Comprehensive Income/Loss)
	(dollars in thousands)

Balance at December 31, 2002	(3,206)	(1,100)	(4,306)

Other comprehensive income (loss)	2,006	(489)	1,517

Balance at December 31, 2003	(1,200)	(1,589)	(2,789)

Other comprehensive income (loss)	264	325	589

Balance at December 31, 2004	(936)	(1,264)	(2,200)

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

As a result, the Company made a rescission offer, effective July 27, 2004, to all those persons who purchased shares of common stock pursuant to the Employee Stock Purchase Plan during the affected periods.  The rescission offer was made pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities laws.  In this rescission offer, the Company offered to repurchase the shares, subject to our rescission offer, for the price paid per share plus interest from the date of purchase until the rescission offer expires, at the current statutory rate per year mandated by the state in which the shares were purchased.  The rescission offer expired on August 27, 2004, with no individuals accepting the rescission offer.

NOTE 21 – LEGAL MATTERS

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

Internal Controls over Financial Reporting

Except as described below, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, in October 2004, the audit committee was advised by management that, based on an internal review of accounting processes and procedures, management had discovered an accounting error pertaining to the incorrect adjustment of consulting costs relating to intercompany transactions between the Company and its Canadian subsidiary.  This error caused an understatement of consolidated consultant costs (i.e. direct costs) in the Company’s consolidated income statement and an under accrual of consolidated accrued payroll on the balance sheet. The aggregate amount for all periods affected was an understatement of consultant costs totaling $5,555,000, with an after-tax impact of $3,462,000 or $(0.12) per share.

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

As a result of the discovery of this error, on October 26, 2004, management and the Audit Committee were informed by the Company’s independent accountants of certain matters involving internal controls that the Company’s auditors consider a material weakness.  This material weakness principally focused on the Company’s quarterly consolidation process, including intercompany transactions relating to the Company’s Canadian subsidiary, which were incorrectly recorded over the five fiscal quarters ending June 30, 2004.  This resulted in an understatement of consolidated consultant costs (direct cost) and an under accrual of consolidated accrued payroll in each period and for the year ended December 31, 2003.  In addition, certain accounts were not properly reconciled, resulting in adjustments to accrued expenses and shareholders’ equity (not effecting operating results), to be recorded on the consolidated balance sheet.

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

As a result of these deficiencies, the following actions were taken, or will be taken, to prevent future reoccurrence:

•                  Management implemented an improved intercompany transaction process, including foreign currency translation and financial reporting/consolidation procedures, which were documented, with all key controls identified.

•                  All intercompany elimination entries require two levels of approval (Accounting Manager and Controller), as opposed to the previous one level of approval.

•                  Monthly, the Corporate Controller reviews and approves all intercompany elimination entries to ensure amounts are properly recorded.

•                  Canadian intercompany accounts, which previously recorded all receivable and payable activity in the same balance sheet account, were divided into two intercompany accounts – one to record only intercompany invoicing transactions, one to record other (funding) transactions.  This allows better tracking of intercompany transactions and would more easily highlights incorrect entries, if any.

•                  A more detailed review of gross margins by line of business is completed by the Controller (and reviewed by the CFO) on a quarterly basis.

•                  Additional training (internal and external) has been and will be provided to all General Accounting personnel with an emphasis on Consolidation accounting.

•                  Internal Audit will conduct a review of intercompany transactions and the consolidation process to ensure that newly designed controls are functioning properly.

Management and the Audit Committee have closely monitored the implementation of the remediation actions noted above and are prepared to take additional measures where necessary to strengthen internal controls and procedures to meet the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act and the rules adopted there under.  Other than the foregoing initiatives, since the date of management’s evaluation, there have been no material changes in our disclosure controls and procedures, including our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal controls over financial reporting.

As of December 31, 2004, management has implemented substantially all of the above noted procedures and believes that the previously noted material weakness has been remediated.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15 (f) and 15d-15 (f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that :

1.               Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2.               Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.               Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our internal control over financial reporting as prescribed above for the periods covered by this report.  Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have attested to, and reported on, management’s evaluation of our internal control over financial reporting.  This report is contained in this Annual Report on Form 10-K.

Item 9B. Other Information

The Company has no information required to be disclosed in a current report on a Form 8-K during the fourth quarter 2004 and not otherwise disclosed in a current report on a Form 8-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)            The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption “Election of Directors” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission (the “2005 Proxy Statement”).

(b)           The information called for by Item 10 with respect to executive officers of the Company is included in Part I herein under the caption “Executive Officers of the Company.”

(c)            The information called for by Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1939 is incorporated herein by reference to the material under the caption “Compliance with Section 16(a) of the Exchange Act” in the 2005 Proxy Statement.

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

Item 11. Executive Compensation

The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption “Executive Compensation” in the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 with respect to security ownership of certain beneficial owners and management and the equity compensation plan information is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners” in the 2005 Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 with respect to Principal Accountant Fees and Services is incorporated herein by reference to the material under the caption “Audit Fees” in the 2005 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports

(a) Financial Statements and Financial Statement Schedules

1.  Consolidated financial statements

•                  Report of independent registered public accounting firm on the consolidated financial statements

•                  Report of independent registered public accounting firm on internal controls

•                  Consolidated balance sheets as of December 3l, 2004 and 2003

•                  Consolidated statements of operations for each of the three years in the period ended December 31, 2004

•                  Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2004

•                  Consolidated statements of cash flows for each of the three years in the period ended December 31, 2004

•                  Notes to consolidated financial statements

2.  Schedule II - Valuation and qualifying accounts for the years ended December 31, 2004, 2003 and 2002.

	Column B	Column C	Column D		Column E
Column A	Balance at beginning of period	Charged to cost and expenses	Deductions - describe		Balance at end of period
Description

Year ended December 31, 2004
Allowance for doubtful accounts	$5,432,000	969,000	487,000	(1)	$5,914,000
Deferred tax asset valuation	$11,612,000	2,181,000	—		$13,793,000
2004 Restructure Reserve	—	2,859,000	312,000	(2)	$2,547,000
2003 Restructure Reserve	$1,075,000	—	538,000	(2)	$537,000
2002 Restructure Reserve	$1,159,000	—	1,018,000	(2)	$141,000
2000 Restructure Reserve	$78,000	—	78,000	(2)	$—
1999 Restructure Reserve	$308,000	—	182,000	(2)	$126,000

Year ended December 31, 2003
Allowance for doubtful accounts	$7,696,000	4,644,000	6,908,000	(1)	$5,432,000
Deferred tax asset valuation	$10,289,000	1,323,000	—		$11,612,000
2003 Restructure Reserve	$—	3,278,000	2,203,000	(2)	$1,075,000
2002 Restructure Reserve	$2,483,000	—	1,324,000	(2)	$1,159,000
2000 Restructure Reserve	$295,000	—	217,000	(2)	$78,000
1999 Restructure Reserve	$488,000	—	180,000	(2)	$308,000

Year ended December 31, 2002
Allowance for doubtful accounts	$7,542,000	4,996,000	4,842,000	(1)	$7,696,000
Deferred tax asset valuation	$3,340,000	6,949,000	—		$10,289,000
2002 Restructure Reserve	$—	2,847,000	364,000	(2)	$2,483,000
2000 Restructure Reserve	$1,464,000	—	1,169,000	(2)	$295,000
1999 Restructure Reserve	$626,000	—	138,000	(2)	$488,000

Notes

(1)                                  Uncollectible accounts written off, net of recoveries.

(2)                                  Includes payments for severance (in 2004) and lease obligation payments for closed offices.

Report of Independent Registered Public Accounting Firm on Schedule II

Board of Directors and Shareholders

Computer Horizons Corp.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated March 14, 2005, which is included in the 2004 Annual Report on Form 10-K.  Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ Grant Thornton LLP
Grant Thornton LLP

Edison, New Jersey
March 14, 2005

Report of independent registered public accounting firm on the financial statements schedule.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.  List of Exhibits

Exhibit	Description	Incorporated by Reference to

2.1	Stock purchase agreement dated as of July 8, 2003 between the Company, RGII and Kathryn B. Freeland.	Exhibit 2.1 to Form 8-K dated July 8, 2003.

3(a-1)	Certificate of Incorporation as amended through 1971.	Exhibit 3(a) to Registration Statement on Form S-1 (File No. 2-42259)

3(a-2)	Certificate of Amendment dated May 16, 1983 to Certificate of Incorporation.	Exhibit 3(a-2) to Form 10K for the fiscal year ended February 28, 1983.

3(a-3)	Certificate of Amendment dated June 15, 1988 to Certificate of Incorporation.	Exhibit 3(a-3) to Form 10K for the fiscal year ended December 31, 1988.

3(a-4)	Certificate of Amendment dated July 6, 1989 to Certificate of Incorporation.	Exhibit 3(a-4) to Form 10K for the fiscal year ended December 31, 1994.

3(a-5)	Certificate of Amendment dated February 14, 1990 to Certificate of Incorporation.	Exhibit 3(a-5) to Form 10K for the fiscal year ended December 31, 1989.

3(a-6)	Certificate of Amendment dated May 1, 1991 to Certificate of Incorporation.	Exhibit 3(a-6) to Form 10K for the fiscal year ended December 31, 1994.

3(a-7)	Certificate of Amendment dated July 12, 1994 to Certificate of Incorporation.	Exhibit 3(a-7) to Form 10K for the fiscal year ended December 31, 1994.

3.2	Bylaws, as amended and presently in effect.	Exhibit 3.2 to Form 10K for the fiscal year ended December 31, 2003.

4(a)	Rights Agreement dated as of July 6, 1989 between the Company and Chemical Bank, as Rights Agent (“Rights Agreement”) which includes the form of Rights Certificate as Exhibit B.	Exhibit 1 to Registration Statement on Form 8-A dated July 7, 1989.

4(b)	Amendment No. 1 dated as of February 13, 1990 to Rights Agreement.	Exhibit 1 to Amendment No. 1 on Form 8 dated February 13, 1990 to Registration Statement on Form 8-A.

4(c)	Amendment No. 2 dated as of August 10, 1994 to Rights Agreement.	Exhibit 4(c) to Form 10K for the fiscal year ended December 31, 1994.

4(d)	Employee’s Savings Plan and Amendment Number One.	Exhibit 4.4 to Registration Statement on Form S-8 dated December 5, 1995.

4(e)	Employee’s Savings Plan Trust Agreement as Amended and Restated Effective January 1, 1996.	Exhibit 4.5 to Registration Statement on Form S-3 dated December 5, 1995.

4(f)	Amendment No. 3 dated as of July 13, 1999 to Rights Agreement.	Exhibit 4.1 to Form 8-K dated July 13, 1999.

10(a)	Employment Agreement dated as of February 16, 1990 between the Company and John J. Cassese.	Exhibit 10(a) to Form 10K for the year ended December 31, 1989.

10(b)	Employment Agreement dated as of January 1, 1997 between the Company and William J. Murphy.	Exhibit 10(g) to Form S-3 dated August 14, 1997.

10(c)	Employment Agreement dated as of March 6, 1997 between the Company and Michael J. Shea.	Exhibit 10(c) to Form 10K for the year ended December 31, 1996.

10(d)	1991 Directors’ Stock Option Plan, as amended.	Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.

10(e)	1994 Incentive Stock Option and Appreciation Plan.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1994.

10(f)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998.	Exhibit 10(h) to Form S-3 dated August 14, 1997.

10(g)	$10,000,000 Discretionary Line of Credit from PNC Bank dated as of June 5, 1998.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1996.

10(h)	1999 Employee Stock Purchase Plan.	Exhibit 99.1 to Form S8 dated March 17, 1999.

10 (i)	Amendment to the employment agreement dated as of March 24, 2000 between the Company and William J. Murphy.	Exhibit 10(i) to Form 10K for the fiscal year ended December 31, 1999.

10 (j)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998, as amended on March 15, 2000 (increased to $30,000,000).	Exhibit 10(j) to Form 10K for the fiscal year ended December 31, 1999.

10 (k)	$20,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of March 20, 2001.	Exhibit 10(k) to Form 10K for the fiscal year ended December 31, 2000.

10 (l)	$40,000,000 Asset-Based Lending Agreement payable to CIT dated as of July 31, 2001.	Exhibit 10(l) to Form 10K for the fiscal year ended December 31, 2001

10(n)	Amendment to the $40,000,000 Asset-Based Lending Agreement payable to CIT dated as of February 14, 2003.	Exhibit 10 (n) to Form 10-K for the fiscal year ended December 31, 2002.

10(o)	Non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10 (o) to Form 10-K/A for the fiscal year ended December 31, 2003.

10 (p)	Non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10 (p) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(q)	First Amendment to the non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10 (q) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(r)	First Amendment to the non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10 (r) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(s)	Summary of Executive Compensation Exchange Program with John J. Cassese.	Exhibit 10 (s) to Form 10-K/A for the fiscal year ended December 31, 2002.

10(t)	Severance Agreement dated as of April 28, 2003 between the Company and John J. Cassese.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(u)	Amendment to the Employment Agreement dated as of March 31, 2003 between the Company and William J. Murphy.	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(v)	Amendment to the Employment Agreement dated as of April 3, 2003 between the Company and Michael J. Shea.	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(w)	Employment agreement dated as of July 8, 2003 between RGII and Kathryn B. Freeland.	Exhibit 10.1 to Form 8-K dated July 8, 2003.

10(x)	Employment agreement dated as of August 19, 2003 between the Company and Kristin R. Evins.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2003.

10(y)	2004 Omnibus Incentive Compensation Plan dated May 19, 2004.	Filed herewith

10(z)	Stock Purchase Agreement between RGII Technologies, Inc. and Automated Information Management, Inc. dated April 1, 2004	Filed herewith

21	List of Subsidiaries.	Filed herewith

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	Filed herewith

31.1	CEO Certification required by Rule 13a– 14(a)/ 15d – 14 (a) under the Securities Exchange Act of 1934.	Filed herewith

31.2	CFO Certification required by Rule 13a– 14(a)/ 15d – 14 (a) under the Securities Exchange Act of 1934.	Filed herewith

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

4.  Reports on Form 8-K during the fourth quarter of fiscal 2004.

A report on Form 8-K was filed on December 22, 2004 reporting that the Board of Directors of Computer Horizons Corp. had approved a restructuring plan resulting from the realignment of the Company’s business model into three distinct segments: Commercial, Federal and Chimes.

A report on Form 8-K was filed on November 10, 2004 reporting the issuance of a press release reporting the Company’s financial results for its fiscal quarter ended September 30, 2004.

A report on Form 8-K was filed on October 8, 2004 reporting the issuance of a press release regarding the discovery of an accounting error in the Company’s financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.

Date: March 16, 2005	By:	/s/ William J. Murphy
William J. Murphy, President, CEO
(Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMPUTER HORIZONS CORP.

Date:	March 16, 2005	By:	/s/ William J. Murphy
William J. Murphy, President, CEO (Principal Executive Officer) and Director

Date:	March 16, 2005	By:	/s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

Date:	March 16, 2005	By:	/s/ John Ferdinandi
John Ferdinandi, Corporate Controller (Principal Accounting Officer)

Date:	March 16, 2005	By:	/s/ Earl Mason
Earl Mason, Chairman of the Board and Director

Date:	March 16, 2005	By:	/s/ William M. Duncan
William M. Duncan, Director

Date:	March 16, 2005	By:	/s/ Eric P. Edelstein
Eric P. Edelstein, Director

Date:	March 16, 2005	By:	/s/ William J. Marino
William J. Marino, Director

Date:	March 16, 2005	By:	/s/ L. White Matthews III
L. White Matthews III, Director

Date:	March 16, 2005	By:	/s/ Edward J. Obuchowski
Edward J. Obuchowski, Director