Form 10-Q
period 2005-03-31
COMPUTER HORIZONS CORP
filed 2005-05-10
CIK 23019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2005

or

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

As of May 6, 2005 the issuer had 31,271,798 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Part I Financial Information

Item 1

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,373	$33,649
Accounts receivable, less allowance for doubtful accounts of $3,978 and $5,914 at March 31, 2005 and December 31, 2004, respectively	51,179	51,322
Deferred income taxes	875	1,868
Refundable income taxes	4,924	4,088
Other	4,019	5,550
TOTAL CURRENT ASSETS	92,370	96,477

PROPERTY AND EQUIPMENT	43,333	42,810
Less accumulated depreciation	(37,841)	(36,815)
	5,492	5,995
OTHER ASSETS - NET:
Goodwill	27,625	27,625
Intangibles	2,903	3,253
Deferred income taxes	18,637	17,698
Other	7,912	8,036
TOTAL OTHER ASSETS	57,077	56,612

TOTAL ASSETS	$154,939	$159,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,809	$7,615
Accrued payroll, payroll taxes and benefits	8,512	8,489
Income taxes payable	1,468	1,377
Restructuring reserve	893	3,351
RGII contingency payment	—	1,851
Other accrued expenses	2,703	4,912
TOTAL CURRENT LIABILITIES	23,385	27,595

OTHER LIABILITIES:
Deferred compensation	2,493	2,633
Supplemental executive retirement plan	2,197	2,162
Other	800	913
TOTAL LIABILITIES	28,875	33,303

SHAREHOLERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized 100,000,000 shares; issued 33,158,105 and 33,153,805 shares at March 31, 2005 and December 31, 2004, respectively	3,315	3,315
Additional paid in capital	151,167	151,281
Accumulated comprehensive loss	(2,601)	(2,200)
Retained earnings / (deficit)	(13,741)	(14,072)
	138,140	138,324
Less shares held in treasury, at cost; 1,938,151 and 2,060,011 shares at March 31, 2005 and December 31, 2004, respectively	(12,076)	(12,543)
TOTAL SHAREHOLDERS’ EQUITY	126,064	125,781

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$154,939	$159,084

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED
	March 31, 2005		March 31, 2004
		% of revenue		% of revenue
REVENUES:
Commercial	$48,671	73.1%	$44,783	75.0%
Federal	11,539	17.3%	9,570	16.0%
Chimes	6,363	9.6%	5,353	9.0%
Total	66,573	100.0%	59,706	100.0%

COSTS AND EXPENSES:
Direct costs	45,588	68.5%	40,805	68.3%
Selling, general & administrative	20,977	31.5%	19,587	32.8%
Amortization of intangibles	350	0.5%	208	0.3%
Special charges / (credits)	(675)	-1.0%	—	0.0%
	66,240	99.5%	60,600	101.5%

INCOME/(LOSS) FROM OPERATIONS	333	0.5%	(894)	-1.5%

OTHER INCOME/(EXPENSE):
Interest income	180	0.3%	93	0.2%
Interest expense	(5)	0.0%	(10)	0.0%
	175	0.3%	83	0.1%

INCOME/(LOSS) BEFORE INCOME TAXES	508	0.8%	(811)	-1.4%

INCOME (TAXES)/BENEFIT:
Current	(124)	-0.2%	(125)	-0.2%
Deferred	(54)	-0.1%	379	0.6%
	(178)	-0.3%	254	0.4%

INCOME/(LOSS) BEFORE MINORITY INTEREST	330	0.5%	(557)	-0.9%

Minority Interest	—	0.0%	(9)	0.0%
NET INCOME/(LOSS)	$330	0.5%	$(566)	-0.9%

EARNINGS/(LOSS) PER SHARE - BASIC:	$0.01		$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	31,193,000		30,676,000

EARNINGS/(LOSS) PER SHARE - DILUTED:	$0.01		$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	31,524,000		30,676,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$330	$(566)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Deferred taxes	54	(379)
Depreciation	1,058	1,316
Amortization of intangibles	350	208
Provision for bad debts	201	390

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(58)	(3,042)
Other current assets	1,530	1,122
Other assets	124	(280)
Refundable income taxes/benefit reserve	(836)	—
Accrued payroll, payroll taxes and benefits	23	869
Accounts payable	2,194	561
Income taxes payable	91	(572)
RGII contingency payment	(1,851)	(630)
Other accrued expenses and restructuring reserve	(4,834)	(1,999)
Deferred compensation	(140)	(103)
Supplemental executive retirement plan	35	120
Other liabilities	(113)	373

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(1,842)	(2,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(555)	(497)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(555)	(497)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	325	262
Stock issued on employee stock purchase plan	28	146
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	353	408

Foreign currency gains/ (losses)	(232)	(152)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,276)	(2,853)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,649	52,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,373	$49,757

Non Cash Activities:

During the first quarter of 2004, the Company recorded a reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended March 31, 2005 and March 31, 2004

(unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and March 31, 2004, respectively, and the consolidated statement of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the Company.  The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the respective full years.

2.             Realigned Business Segments

During the fourth quarter of 2004, the Company completed a restructuring initiative whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients : Federal Government, Commercial and Vendor Management services (Chimes), and is reporting in accordance to the new presentation of the Company’s business segments for the first quarter of 2005.   This realigned business model is designed to focus on improving operational performance for the Company and reduce annual operating costs.

As a result of the business realignment, the Company has reclassified the prior year amounts in order to provide a basis for comparison, conforming to our lines of business in the chart below.  Income/(loss) before income taxes/ (benefit) consists of income/(loss) before income taxes, excluding interest income, interest expense, special charges/(credits), minority interest, and amortization of intangibles.  Corporate services, consisting of general and administrative services, are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

	Full Year	Three Months Ended
(dollars in thousands)	2004	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Revenues :
Commercial	$191,096	$50,179	$50,128	$46,006	$44,783
Federal	48,339	11,647	13,267	13,855	9,570
Chimes	23,092	5,808	6,002	5,929	5,353
Total Revenues	$262,527	$67,634	$69,397	$65,790	$59,706

Gross Profit :
Commercial	$38,005	$9,336	$9,625	$9,353	$9,691
Federal	22,220	5,465	6,237	6,368	4,150
Chimes	21,696	5,419	5,655	5,561	5,061
Total Gross Profit	$81,921	$20,220	$21,517	$21,282	$18,902
%	31.2%	29.9%	31.0%	32.3%	31.7%

Operating Income :
Commercial	$8,350	$1,386	$1,632	$2,222	$3,110
Federal	6,468	1,223	2,005	2,272	968
Chimes	1,420	203	395	728	94
Total Operating Income	$16,238	$2,812	$4,032	$5,222	$4,172
%	6.2%	4.2%	5.8%	7.9%	7.0%

Corporate Allocation :
Commercial	$15,602	$3,840	$3,493	$4,310	$3,959
Federal	1,792	408	417	578	389
Chimes	2,064	492	457	605	510
Total Corporate Allocation	$19,458	$4,740	$4,367	$5,493	$4,858
%	7.4%	7.0%	6.3%	8.3%	8.1%

Total Income / (Loss) before Income
Taxes / (Benefit) :
Commercial	$(7,252)	$(2,453)	$(1,862)	$(2,088)	$(849)
Federal	4,676	815	1,588	1,694	579
Chimes	(644)	(290)	(61)	123	(416)
Total Income / (Loss) before Income Taxes	$(3,220)	$(1,928)	$(335)	$(271)	$(686)
%	-1.2%	-2.9%	-0.5%	-0.4%	-1.1%

3.             Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R).  FAS 123R requires compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date.  The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005.  The SEC also issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R, Share-Based Payment.  The staff’s intent in issuing SAB 107 is to assist issuers in their initial implementation of FAS 123R and to communicate that the staff understands that, particularly in the period of initial implementation, issuers may reasonably arrive at different estimates and option valuations in applying FAS 123R.  We expect the adoption of this statement will have a material effect on the Company’s financial statements, but we cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

4.             Accounting for Stock-Based Compensation

In December 2002, the FASB approved the issuance of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Translation and Disclosure” (FAS No. 148).  This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amended the disclosure requirements of the FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results. The Company adopted disclosure provisions as of December 31, 2002.

The exercise price per share on all options granted may not be less than the fair value at the date of the option grant.  The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as modified by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans.  The Company expects to continue following the guidance under APB 25 for stock-based compensation to employees.  Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of FAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per share data)		March 31, 2005	March 31, 2004

Net income/(loss)	As reported	$330	$(566)
	Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(271)	(724)

	Pro forma	$59	$(1,290)

Earnings per share
Basic	As reported	$0.01	$(0.02)
	Pro forma	0.00	(0.04)

Diluted	As reported	$0.01	$(0.02)
	Pro forma	0.00	(0.04)

5.             Restricted Cash

Included in cash and cash equivalents at March 31, 2005 and December 31, 2004 is restricted cash of nil and $191,000, respectively.  Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client.

6.             Earnings Per Share

Basic Earnings Per Share (“EPS”) is based on the weighted average number of common shares outstanding without consideration of common stock equivalents.  Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding, except the three-month period ended March 31, 2004, where the effect would have been antidilutive.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

In accordance with SFAS No. 128, the table below presents both basic and diluted earnings per share:

	Three Months Ended
	March 31, 2005	March 31, 2004

Numerator:
Net income/(loss) - in thousands	$330	$(566)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	31,193,000	30,676,000
Effect of stock options	331,000	—
Diluted earnings/(loss) per share:
Denominator for diluted earnings per share - adjusted weighted average shares outstanding and assumed conversions	31,524,000	30,676,000
Basic earnings/(loss) per share	$0.01	$(0.02)
Diluted earnings/(loss) per share	$0.01	$(0.02)

The computation of diluted earnings per share excludes all options with exercise prices greater than the average market price in 2005 and all options in 2004 since their inclusion would be anti-dilutive.  During the three months ended March 31, 2005, 1,005,769 options were excluded with exercise prices between $3.89 and $23.00.  During the three months ended March 31, 2004, 3,802,000 options were excluded with exercise prices between $4.40 and $23.00.

7.             Segment Information

During the fourth quarter of 2004, the Company completed a restructuring initiative whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients : Federal Government, Commercial and Vendor Management services (Chimes).  As a result of the business realignment, the Company has reclassified the prior year amounts in order to provide a basis for comparison, conforming to our new lines of business.  Income/(loss) before income taxes/ (benefit) consists of income/(loss) before income taxes, excluding interest income, interest expense, special charges/(credits), minority interest, and amortization of intangibles.  These exclusions total income of $0.5 million and expense of $0.1 million for the quarter ended March 31, 2005 and 2004, respectively (see reconciliation of segment income/(loss) before income taxes/(benefit) to consolidated income/(loss) before income taxes/(benefit)).  Corporate services, consisting of general and administrative services, are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

	THREE MONTHS ENDED
(dollars in thousands)	March 31, 2005	March 31, 2004
Revenues :
Commercial	$48,671	$44,783
Federal	11,539	9,570
Chimes	6,363	5,353
Total revenues	$66,573	$59,706

Gross Profit :
Commercial	$9,518	$9,691
Federal	5,415	4,150
Chimes	6,052	5,061
Total Gross Profit	$20,985	$18,902
%	31.5%	31.7%

Operating Income :
Commercial	$2,606	$3,110
Federal	1,323	968
Chimes	1,189	94
Total Operating Income	$5,118	$4,172
%	7.7%	7.0%

Corporate Allocation :
Commercial	$4,073	$3,959
Federal	443	389
Chimes	594	510
Total Corporate Allocation	$5,110	$4,858
%	7.7%	8.1%

Total Income / (Loss) before Income Taxes / (benefit) :
Commercial	$(1,467)	$(849)
Federal	880	579
Chimes	595	(416)
Total Income / (Loss) before Income Taxes	$8	$(686)
%	0.0%	-1.1%

Reconciliation of Segment Income/(Loss) before Income Taxes/(Benefit) to Consolidated Income/(Loss) Before Income Taxes/(Benefit):

	THREE MONTHS ENDED
(dollars in thousands)	March 31, 2005	March 31, 2004

Total segment income/(loss) before income taxes/(benefit) :	$8	$(686)

Adjustments :
Special (charges) / credits	675	—
Amortization of intangibles	(350)	(208)
Net interest income	175	83
Total adjustments	500	(125)

Consolidated income/(loss) before income taxes/(benefit)	$508	$(811)

8.             Restructuring Charges

During the fourth quarter of 2004, in connection with the Company’s business model realignment, the Company recorded a restructuring charge of approximately $2.9 million comprised of approximately $2.8 million in severance costs and $0.1 million in lease obligation costs.  The lease obligation of $0.1 million is calculated based on current rent commitments less a calculated sublease amount based on current market conditions.

(dollars in thousands)	Remaining at December 31, 2004	Paid	Currency Translation *	Remaining at March 31, 2005

Severance :
Canada	$535	$(318)	$(7)	$210
United States	1,902	(1,858)	—	$44
Total Severance	$2,437	$(2,176)	$(7)	$254

Lease Obligations :
United States	$110	$(27)	$—	$83

Total	$2,547	$(2,203)	$(7)	$337

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

(dollars in thousands)	Remaining at December 31, 2004	Paid	Currency Translation *	Remaining at March 31, 2005

Severance :
United Kingdom *	$50	$1	$(1)	$50
Total Severance	$50	$1	$(1)	$50

Lease Obligations :
United Kingdom *	$123	$(9)	$(2)	112
Canada	319	(38)	(9)	272
Total Lease Obligations :	$442	$(47)	$(11)	$384

General Office Closure :
United Kingdom *	$45	$(13)	$(0)	$32

Total	$537	$(59)	$(12)	$466

*   Recorded balances change due to fluctuations in exchange rates

During 2002, the Company recorded restructuring charges approximating $2.8 million, primarily pertaining to office closings. Amounts remaining from this restructuring, and previous restructurings, pertain to future lease obligation costs.

	Remaining at			Remaining at
(dollars in thousands)	December 31, 2004	Paid	Adjusted	March 31, 2005

Lease Obligations :
United States	$267	$(177)	$—	$90

9.             Shareholders’ Equity

	Three Months Ended March 31, 2005
	Amount	Shares
	(dollars in thousands)

Balance at beginning of period	$125,781	31,093,794
Net income	330
Proceeds upon exercise of stock options and ESPP	353	126,160
Other comprehensive loss	(401)
	$126,064	31,219,954

10.          Comprehensive Income / (Loss)

Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (FAS No. 130) requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three months ended March 31, 2005 and March 31, 2004 are as follows:

	Three Months Ended
(dollars in thousands)	March 31, 2005	March 31, 2004
Comprehensive income/(loss) :

Net income/(loss)	$330	$(566)
Other comprehensive income/(loss) - Foreign currency adjustment	(232)	(152)
Unrealized gain/(loss) on SERP investments	(169)	74
Comprehensive income/(loss)	$(71)	$(644)

The accumulated balances related to each component of other comprehensive income (loss) for the three months ended March 31, 2005 and March 31, 2004 were as follows:

(dollars in thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive Income/(Loss)

Balance at December 31, 2004	$(936)	$(1,264)	$(2,200)
Accumulated comprehensive income/(loss)	(232)	(169)	(401)
Balance at March 31, 2005	$(1,168)	$(1,433)	$(2,601)

Balance at December 31, 2003	$(1,200)	$(1,589)	$(2,789)
Accumulated comprehensive income/(loss)	(152)	74	(78)
Balance at March 31, 2004	$(1,352)	$(1,515)	$(2,867)

11.          Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  The Company did not repurchase shares of its common stock during the three months ended March 31, 2005 and 2004, respectively.  As of March 31, 2005, the remaining authorization for repurchase is approximately 93,000 shares.

12.          Asset-Based Lending Facility

The Company has a $40 million line of credit facility with availability based primarily on eligible client receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of March 31, 2005, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $15.7 million was available for borrowing as of March 31, 2005.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $27,000 and $26,000 for the three months ended March 31, 2005 and 2004, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended incurring March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  At March 31, 2005, the Company is in compliance with the covenant.  The facility was scheduled to expire in July 2004. However, on July 14, 2004, the Company signed a one-year extension of the facility, which will remain in effect until July 2005.  In February 2005, the Company and its current lending institution agreed in principal to terms (non-binding) which would extend the credit facility for a three-year term. The line of credit would remain at $40 million, with all other terms, conditions and costs similar to those which were in effect as of December 31, 2004.

13.          Income Taxes

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

Deferred Tax Asset

The Company records deferred tax assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases, and net operating loss carryforwards.  Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing the realizability of deferred tax assets, management considers the scheduled reversal periods of the deferred tax assets as well as projected future taxable income and tax planning strategies.

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

The Company believes that it is more likely than not that the net remaining deferred tax assets of $19.5 million at March 31, 2005 will be realized, principally based upon forecasted taxable income.  Although the Company has experienced operating losses in past years, the Company experienced improved operational performance in the first quarter of 2005 resulting from the Company’s realignment initiatives completed in the fourth quarter of 2004, and continued improvement in the operating results of its Chimes subsidiary.  This operating improvement is expected to continue in 2005.  The minimum average annual taxable income required to realize the deferred tax assets over the 20-year net operating loss carryforwrd period is approximately $2.8 million.

Current federal and state tax laws impose restrictions on the utilization of net operating loss carryforwards and other deferred tax assets following an ownership change as provided in Section 382 of the Internal Revenue Code.  If the Company were to undergo a Section 382 ownership change, the deferred tax assets may be subject to an annual limitation which may limit the Company’s ability to utilize the deferred tax assets.

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

15.          Legal Matters

The Company is involved in various and routine litigation matters, which arise through the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

16.          Special Items

Income from operations for the first quarter of 2005 includes a credit of $675,000, which relates to a bad debt recovery.  The Company has reported the credit on a separate line for disclosure purposes and the amount is reported within operating income.

17.          Subsequent Events

On April 12, 2005, the Company, a New York corporation, JV Merger Corp., a Minnesota corporation and a wholly-owned subsidiary of the Company (the “Sub”), and Analysts International Corporation, a Minnesota corporation (“Analysts”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Sub will be merged with and into Analysts (the “Merger”) and each issued and outstanding share of common stock, par value $.10 per share, of Analysts (other than shares held of record by the Company, Sub, Analysts and any of their subsidiaries) shall be converted into the right to receive 1.15 fully paid and nonassessable shares of the Company’s common stock, par value $.10 per share (the “Merger Consideration”).  In addition, upon completion of the Merger, the Company will assume all options then outstanding under Analysts’ existing equity incentive plans, each of which will be exercisable for a number of shares of Company Common Stock (and at an exercise price) adjusted to reflect the Merger Consideration.   Completion of the Merger is subject to several conditions, including approval by the shareholders of each company, effectiveness of a Form S-4 registration statement to be filed with the Securities and Exchange Commission, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions.  The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.  Additionally, the Merger Agreement may be terminated by the Company or Analysts upon the occurrence or failure to occur of certain events, including a failure of the Merger to be consummated by November 30, 2005.

The Merger Agreement provides that the board of directors of the Company following the Merger will consist of ten directors, including five of whom shall be selected from the current Company board and five of whom shall be selected from the current Analysts board.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2005 and March 31, 2004

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the December 31, 2004 financial statements and related notes included in the Company’s Form 10-K and the Financial Statements and notes included elsewhere in this Form 10-Q.

Overview

Computer Horizons Corp., (“CHC” or the “Company”), is a strategic solutions and human capital management company with more than thirty-seven years of experience, specifically in information technology.  The Company’s clients are primarily Global 2000 companies, serviced by over 20 offices in the United States, Canada, and India.

This is the first quarter that the Company is reporting by the realigned operating segments : Commercial, Federal Government and Vendor Management services (Chimes.).  As a result of the business realignment, the Company has reclassified the prior year amounts in order to provide a basis for comparison, conforming to our new lines of business.

The Company recorded revenues for the quarter ended March 31, 2005 of $66.6 million, a twelve percent increase from the comparable period in 2004.  The income from operations in the first quarter of 2005 totaled $508,000, including $350,000 of amortization expense related to intangibles and a $675,000 special credit related to a bad debt recovery.  This compares to a loss from operations of approximately $894,000 for the first quarter of 2004, which included an amortization expense related to intangibles of $208,000.

Management continues to focus on maintaining a strong balance sheet, with approximately $31 million in cash at March 31, 2005, along with $69.0 million in working capital and no debt outstanding.

On April 1, 2004, the Company’s subsidiary, RGII Technologies, Inc., acquired Automated Information Management, Inc. (AIM), a federal government IT Services company for approximately $15.7 million in cash.  The acquisition of AIM is directly linked to our strategy of expanding our presence in the federal government IT market and pursuing bolt on expansions to our RGII subsidiary.

Recent Developments

On April 12, 2005, the Company., a New York corporation, JV Merger Corp., a Minnesota corporation and a wholly-owned subsidiary of the Company (the “Sub”), and Analysts International Corporation, a Minnesota corporation (“Analysts”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Sub will be merged with and into Analysts (the “Merger”) and each issued and outstanding share of common stock, par value $.10 per share, of Analysts (other than shares held of record by the Company, Sub, Analysts and any of their subsidiaries) shall be converted into the right to receive 1.15 fully paid and nonassessable shares of the Company’s common stock, par value $.10 per share (the “Merger Consideration”).  In addition, upon completion of the Merger, the Company will assume all options then outstanding under Analysts’ existing equity incentive plans, each of which will be exercisable for a number of shares of Company Common Stock (and at an exercise price) adjusted to reflect the Merger Consideration.   Completion of the Merger is subject to several conditions, including approval by the shareholders of each company, effectiveness of a Form S-4 registration statement to be filed with the Securities and Exchange Commission, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance under any applicable foreign antitrust laws, and other customary closing conditions.  The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.  Additionally, the Merger Agreement may be terminated by the Company or Analysts upon the occurrence or failure to occur of certain events, including a failure of the Merger to be consummated by November 30, 2005.

The Merger Agreement provides that the board of directors of the Company following the Merger will consist of ten directors, including five of whom shall be selected from the current Company board and five of whom shall be selected from the current Analysts board.

Forward-looking statements

This Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  The forward-looking statements contained in this Report may include statements about future financial and operating results and about the proposed merger of Computer Horizons and Analysts International.—These statements are not guarantees of future performance, involve certain risks, uncertainties and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate.  Therefore, actual outcomes and results may differ materially from what is expressed herein.  For example, if either of the companies does not received required shareholder or governmental approvals or fails to satisfy other conditions to closing, the transaction will not be consummated.  In any forward-looking statement in which Computer Horizons or Analysts International expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished.  The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: (i) the risk that the Computer Horizons ‘ and Analysts’ businesses will not be integrated successfully to yield the anticipated cost savings and financial results; (ii)  costs related to the proposed merger may be higher due to delays in obtaining regulatory approval; (iii) failure of the Computer Horizons and Analysts shareholders to approve the proposed merger; and (iii) other economic, business, competitive and/or regulatory factors affecting Computer Horizons ‘ and Analysts’  businesses generally, including those set forth in Computer Horizons’ and Analysts’  filings with the SEC, including in their respective Annual Reports on Form 10-K for the most recent fiscal years, especially in the Management’s Discussion and Analysis section, the most recent Quarterly Reports on Form 10-Q and the Current Reports on Form 8-K.  All forward-looking statements included in this report are based on information available to Computer Horizons and Analysts on the date hereof.  Computer Horizons and Analysts undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Report to reflect events or circumstances after the date of this Report or to update reasons why actual results would differ from those anticipated in such forward-looking statements.

Additional Information and Where to Find It

Computer Horizons Corp. intends to file with the Securities and Exchange Commission a registration statement on Form S-4 and Computer Horizons Corp. and Analysts International Corporation intend to file with the Commission a related joint proxy statement/prospectus in connection with the merger transaction involving Computer Horizons and Analysts International.  INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT AND RELATED JOINT PROXY STATEMENT/ PROSPECTUS REGARDING THE PROPOSED MERGER WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER TRANSACTION.  Investors and security holders may obtain a free copy of the joint proxy statement/ prospectus (when it is available) and other documents filed by Computer Horizons Corp. and Analysts International Corporation with the Securities and Exchange Commission at the Securities and Exchange Commission’s web site at http://www.sec.gov.  Free copies of the joint proxy statement/prospectus, once available, and other documents may also be obtained for free from Computer Horizons Corp.’s and Analysts International Corporation’s respective investor relations at dreingold@computerhorizons.com and Analysts International Corporation investor relations at pquist@analysts.com.

Computer Horizons Corp. and Analysts International Corporation and their respective directors, officers and other employees and proxy solicitors may be deemed to be participants in the solicitation of proxies from the shareholders of Computer Horizons and Analysts International with respect to the transactions contemplated by the merger agreement.  Information regarding Computer Horizons’ officers and directors is included in Computer Horizons’ Proxy Statement for its 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 11, 2005.  Information regarding Analysts International’s officers and directors is included in Analysts International’s Proxy Statement for its 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 22, 2005.  These documents are or will be available free of charge at the Securities and Exchange Commission’s web site at http://www.sec.gov and from Computer Horizons Corp.’s investor relations at dreingold@computerhorizons.com and Analysts International Corporation investor relations at pquist@analysts.com.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been changed to reflect the realigned operating segments : Commercial, Federal Government and Vendor Management services (Chimes) for 2004, as previously reported in the Company’s Form 10-Q/A for the quarter March 31, 2004.

Revenue Generating Activities

The majority of the Company’s revenues are derived from professional services rendered in the information technology sector.  Effective January 1, 2005, the Company realigned its business operations into three segments : Commercial, Federal Government and Vendor Management services (Chimes).

The Commercial business consists of providing technology consultants to large organizations on a temporary hire basis and is classified in two general categories, staff augmentation and solutions work.  For the quarter ended March 31, 2005, this segment represented approximately 73% of total revenues, including $35.5 million of staff augmentation revenue and $13.2 million of commercial solutions revenue.  For staff augmentation assignments, the consultant work is supervised and managed by the customer. Staff augmentation tends to be a lower risk, lower gross margin business with very competitive pricing.  The Company’s solutions work tends to be higher margin, higher risk business, due to the fact that the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with clients.  Virtually all projects performed by the commercial solutions group are IT related and consist of practices such as application development, outsourcing arrangements, government services, Health Insurance Portability and Accountability Act, (“HIPAA”), services, technology training and managed services.

The Company’s customer relationships are memorialized in a master agreement, which address the terms and conditions which define the client engagement.  Depending on the service to be performed for the client, either a task order (in the case of a Staffing engagement) or a Statement of Work (“SOW”) (in the case of a Solutions engagement) is generated. The SOW is signed by both the Company and the customer.  In general, no Solutions work is done unless there is a SOW because the SOW provides the technical details of the work to be done.  The SOW, although falling under the corresponding master agreement, is a stand-alone binding contractual document, typically outlining the project objectives, describing the personnel who will work on the project, describing phases of the project, the timeframes for work performance, and the rate of compensation, on a time and materials basis.  In the event that the parameters of the project expand or otherwise change, a Project Change Request is implemented, to memorialize whatever change has occurred to the deliverables, personnel and or time/materials.  The master agreements, in conjunction with the SOW’s, are written to define, with as much detail as possible, the client relationship and all aspects of the work to be performed for the client.  With regard to revenues expected in future periods, each SOW has a defined term or sets forth the anticipated length of a project.  Where a client engagement is on-going, like certain “Help Desk” type services, the master agreements would still have a term length, but would recite that the agreement was renewable.  Generally commercial solutions engagements are for a year or less.  Staff augmentation engagements can and do last for more than a year, with variations in the number of consultants being provided at any given time.  Staffing engagements are generally cancelable by clients with a two to four week notice period.

The Federal Government segment consists primarily of solutions type assignments, whereby the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with the Federal Government.  Federal Government engagements generally have a duration of several years, contingent upon the Federal Government exercising annual options to continue work.   For the quarter ended March 31, 2005, the Federal Government segment accounted for approximately 17% of consolidated revenues.

Chimes, Inc. is a human capital management solution that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. During the quarter ended March 31, 2005, Chimes accounted for approximately 10% of total revenues.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill and the valuation of the deferred tax asset.

Revenue Recognition

Approximately 94% of consolidated revenue in the quarter ended March 31, 2005 and March 31, 2004, respectively, was derived from time-and-material contracts.

The Company recognizes revenues either on time-and material basis or fixed fee basis.  Under a typical time and materials billing arrangement, our customers are billed on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, revenue is estimated and accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.

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

Valuation of the Deferred Tax Asset

The Company records deferred tax assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases, and net operating loss carryforwards.  Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In assessing the realizability of deferred tax assets, management considers the scheduled reversal periods of the deferred tax assets as well as projected future taxable income and tax planning strategies.

RESULTS OF OPERATIONS

Revenues .  Revenues increased to $66.6 million in the first quarter of 2005 from $59.7 million in the first quarter of 2004, an increase of $6.9 million or 12%.

Commercial Group revenues increased to $48.7 million in the first quarter of 2005 from $44.8 million in the first quarter of 2004, an increase of $3.9 million or 9%. The year-over-year increase in the Commercial Group revenues for the first quarter of 2005 is primarily attributable to an increase in consultant headcount of approximately 11% from the first quarter of 2004, partially offset by a reduction in average bill rates.

Federal Government Group revenues (comprised of RGII and AIM) increased to $11.5 million in the first quarter of 2005 from $9.6 million in the first quarter of 2004, a net increase of $1.9 million or 21%.  This net increase is comprised of a $4.1 million increase from the AIM acquisition completed by the Company in April 2004, partially offset by a $2.2 million decrease in RGII revenues from the first quarter of 2004.  The RGII revenue decrease is related to the transition of 8(a) restricted contracts during 2004.

Chimes revenue increased to $6.4 million in the first quarter of 2005 from $5.4 million in the first quarter of 2004, an increase of $1 million or 19%.   This increase in Chimes revenue is due to an increase of approximately $ 0.3 million in revenue from new customers and $0.7 million from existing customers in this segment.

Direct Costs ..  Direct costs increased to $45.6 million in the first quarter of 2005 from $40.8 million in the first quarter of 2004.  Consolidated gross margin, revenues less direct costs, slightly decreased to 31.5% in the first quarter of 2005 from 31.7% in the same period of 2004.  In the Company’s Commercial Group, gross margin decreased to 19.6% in the first quarter of 2005, compared to 21.6% in the first quarter of 2004 due to competitive pressures in this business segment and the resulting reduction in bill rates and margins.  Federal Government Group’s gross margin for the first quarter of 2005 was 46.9%, compared to 43.4% in the comparable period of 2004, primarily due to the April 2004 AIM acquisition.  Chimes gross margin approximated 95.1% in the first quarter of 2005, compared to 94.5% in the same period of 2004.

Costs and Expenses ..  Selling, general and administrative expenses increased to approximately $21 million in the first quarter of 2005 from approximately $19.6 million in the first quarter of 2004, an increase of $1.4 million or 7.1%.  This increase is due to the acquisition of AIM in April 2004.  As a percentage of revenue, the Company’s SG&A expenses decreased to 31.5% in the first quarter of 2005 from 32.8% in the comparable period of 2004.

Income/(Loss) from Operations ..  The Company’s income from operations totaled $333,000 in the first quarter of 2005, including amortization expense totaling $350,000 and a special credit of $675,000 related to a bad debt recovery.  This represents an improvement from the $894,000 loss in the first quarter of 2004 which includes amortization expense of $208,000.

The composition of the operating profit for the quarter ended March 31, 2005, excluding amortization expense of $350,000 and the special credit of $675,000 related to a bad debt recovery, included a loss of $1,467,000 in the Commercial Group, income of $880,000 in the Federal Government Group and income of $595,000 in Chimes.  For the comparable quarter of 2004, the Commercial Group had a loss of $849,000, the Federal Group had income of approximately $579,000, and Chimes had a loss of $416,000.

Other Income/(Expense) ..  Other income (primarily net interest income) totaled $175,000 in the first quarter of 2005 compared to income of $83,000 in the same period of 2004.

Provision for Income Taxes ..  The effective tax rate for Federal, state and local income taxes was expense of 35% for the first quarter of 2005 and benefit of 31.3% for the first quarter of 2004 (due to the losses incurred in this quarter).

Net Income/(Loss) ..  Net income for the first quarter of 2005 was $330,000 or $0.01 earnings per basic and diluted share, compared to net loss of $566,000, or $(0.02) loss per basic share for the first quarter of 2004.  The effect of amortization expense and the special credit pertaining to a bad debt recovery in the first quarter of 2005 amounted to $(0.01) loss per share and $0.01 earnings per share, net of taxes, respectively.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock.  At March 31, 2005, the Company had approximately $69.0 million in working capital, of which $31.4 million was cash and cash equivalents.  At March 31, 2005, the Company had a current ratio position of 3.9 to 1.

Net cash used in operating activities in the first three months of 2005 was $1.8 million, attributable to a decrease in accrued expenses of $4.8 million, partially offset by net income, depreciation/amortization expense (non-cash), totaling $1.8 million, and a decrease in other current assets of $1.5 million.   The decrease in accrued expenses is primarily due to payments made in the first quarter of 2005 against year end accruals, including the restructure reserve established in the fourth quarter of 2004.

Total accounts receivable decreased $143,000 to $51.2 million at March 31, 2005, from $51.3 million at December 31, 2004. Accounts receivable days sales outstanding (“DSO”) improved to 69 days at March 31, 2005, compared to 77 days at March 31, 2004.  DSO’s are expected to approximate the current level during the remainder of 2005.  All client receivable collectibility and billing issues identified by management have been adequately reserved. For the period ended March 31, 2005, there were no significant changes in credit terms, credit policies or collection efforts.

Net cash used in investing activities in the first three months of 2005 was $0.6 million, consisting of capital expenditures.

Net cash provided by financing activities in the first three months of 2005 was $0.4 million primarily consisting of shares issued pursuant to the employee stock option plan.

The Company has a $40 million line of credit facility with availability based primarily on eligible client receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of March 31, 2005, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $15.7 million was available for borrowing as of March 31, 2005.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $27,000 and $26,000 for the three months ended March 31, 2005 and 2004, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended incurring March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  At March 31, 2005, the Company is in compliance with the covenant.  The facility was scheduled to expire in July 2004. However, on July 14, 2004, the Company signed a one-year extension of the facility, which will remain in effect until July 2005.  In February 2005, the Company and its current lending institution agreed in principal to terms (non-binding) which would extend the credit facility for a three-year term. The line of credit would remain at $40 million, with all other terms, conditions and costs similar to those which were in effect as of December 31, 2004.

Pursuant to the terms of the Company’s acquisition of RGII, the seller of RGII may be entitled to contingent payments based on RGII’s performance against profitability objectives over three years.  The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years only if certain financial performance objectives are met.  These financial performance objectives are based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period.  There are no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  In February 2004, a payment was made for the first six-month installment of approximately $631,000, pertaining to this contingent note.  In February 2005, a payment of approximately $1.8 million was made representing the second installment of the contingent note.  Future payments, if the applicable EBIT targets are met, will be due as follows: 2005 payment of $3.3 million and 2006 payment of $4.3 million.  These payments will be reduced or increased based on actual EBIT performance over the three-year period.

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

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  The following table summarizes all commitments under contractual obligations as of March 31, 2005:

	Obligation Due
(dollars in thousands)	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years

Operating Leases	$10,137	$5,609	$4,512	$16	$—
RGII Contingent Notes *	7,596	3,300	4,296	—	—
Deferred Compensation	2,494	2	13	410	2,069
Supplemental Retirement Plan	9,750	—	250	1,000	8,500
Other	350	350	—	—	—
Total Cash Obligations	$30,327	$9,261	$9,071	$1,426	$10,569

* Obligation if applicable EBIT targets are met.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R).  FAS 123R requires compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date.  The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005.  The SEC also issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R, Share-Based Payment.  The staff’s intent in issuing SAB 107 is to assist issuers in their initial implementation of FAS 123R and to communicate that the staff understands that, particularly in the period of initial implementation, issuers may reasonably arrive at different estimates and option valuations in applying FAS 123R.  We expect the adoption of this statement will have a material effect on the Company’s financial statements, but we cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

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

Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

b)            Report on Form 8-K

A report on Form 8-K was filed on February 17, 2005 reporting the Company’s financial results for its fourth fiscal quarter and year ended December 31, 2004.

A report on Form 8-K was filed on February 18, 2005 reporting a full transcript of the conference call discussing the Company’s results for the fourth quarter and year ended December 31, 2004.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	May 10, 2005	/s/ William J. Murphy
William J. Murphy, President, CEO
(Principal Executive Officer) and Director

DATE:	May 10, 2005	/s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

DATE:	May 10, 2005	/s/ John E. Ferdinandi
John E. Ferdinandi,
Corporate Controller
(Principal Accounting Officer)