Form 10-Q
period 2005-06-30
COMPUTER HORIZONS CORP
filed 2005-08-08
CIK 23019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

or

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

As of August 5, 2005 the issuer had 31,332,390 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

PART I. Financial Information

Item 1.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,854	$33,649
Accounts receivable, less allowance for doubtful accounts of $3,650 and $5,914 at June 30, 2005 and December 31, 2004, respectively	51,109	51,322
Deferred income taxes	603	1,868
Refundable income taxes	4,878	4,088
Other	3,590	5,550
TOTAL CURRENT ASSETS	96,034	96,477

PROPERTY AND EQUIPMENT	44,280	42,810
Less accumulated depreciation	(38,809)	(36,815)
TOTAL PROPERTY AND EQUIPMENT, NET	5,471	5,995
OTHER ASSETS - NET:
Goodwill	27,625	27,625
Deferred merger costs	2,426	—
Intangibles	2,403	3,253
Deferred income taxes	18,887	17,698
Other	8,077	8,036
TOTAL OTHER ASSETS	59,418	56,612

TOTAL ASSETS	$160,923	$159,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,208	$7,615
Accrued payroll, payroll taxes and benefits	8,743	8,489
Income taxes payable	1,484	1,377
Restructuring reserve	837	3,351
RGII contingency payment	—	1,851
Other accrued expenses	2,923	4,912
TOTAL CURRENT LIABILITIES	29,195	27,595

OTHER LIABILITIES:
Deferred compensation	2,617	2,633
Supplemental executive retirement plan	2,205	2,162
Other	784	913
TOTAL LIABILITIES	34,801	33,303

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized 100,000,000 shares; issued 33,158,105 and 33,153,805 shares at June 30, 2005 and December 31, 2004, respectively	3,315	3,315
Additional paid in capital	151,043	151,281
Accumulated other comprehensive loss	(2,764)	(2,200)
Accumulated deficit	(13,699)	(14,072)
	137,895	138,324
Less shares held in treasury, at cost; 1,886,307 and 2,060,011 shares at June 30, 2005 and December 31, 2004, respectively	(11,773)	(12,543)
TOTAL SHAREHOLDERS’ EQUITY	126,122	125,781

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160,923	$159,084

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
Commercial	$50,650	73.3%	$46,006	69.9%	$99,321	73.2%	$90,789	72.3%
Federal	11,404	16.5%	13,855	21.1%	22,943	16.9%	23,425	18.7%
Chimes	7,012	10.2%	5,929	9.0%	13,375	9.9%	11,282	9.0%
Total	69,066	100.0%	65,790	100.0%	135,639	100.0%	125,496	100.0%

COSTS AND EXPENSES:
Direct costs	47,763	69.2%	44,507	67.7%	93,351	68.8%	85,312	68.0%
Selling, general & administrative	21,208	30.7%	21,554	32.8%	42,185	31.1%	41,142	32.8%
Amortization of intangibles	264	0.4%	520	0.8%	614	0.5%	728	0.6%
Special charges / (credits)	(115)	-0.2%	(939)	-1.4%	(790)	-0.6%	(939)	-0.7%
	69,120	100.1%	65,642	99.8%	135,360	99.8%	126,243	100.6%

INCOME/(LOSS) FROM OPERATIONS	(54)	-0.1%	148	0.2%	279	0.2%	(747)	-0.6%

OTHER INCOME/(EXPENSE):
Interest income	134	0.2%	47	0.1%	314	0.2%	140	0.1%
Interest expense	(14)	0.0%	(18)	0.0%	(19)	0.0%	(28)	0.0%
	120	0.2%	29	0.0%	295	0.2%	112	0.1%

INCOME/(LOSS) BEFORE INCOME TAXES	66	0.1%	177	0.3%	574	0.4%	(635)	-0.5%

INCOME (TAXES)/BENEFIT:
Current	—	0.0%	(186)	-0.3%	(124)	-0.1%	(311)	-0.2%
Deferred	(22)	0.0%	89	0.1%	(76)	-0.1%	468	0.4%
	(22)	0.0%	(97)	-0.1%	(200)	-0.1%	157	0.1%

INCOME/(LOSS) BEFORE MINORITY INTEREST	44	0.1%	80	0.1%	374	0.3%	(478)	-0.4%

Minority Interest	—	0.0%	45	0.1%	—	0.0%	36	0.0%

NET INCOME/(LOSS)	$44	0.1%	$125	0.2%	$374	0.3%	$(442)	-0.4%

EARNINGS/(LOSS) PER SHARE - BASIC:	$0.00		$0.00		$0.01		$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	31,272,000		30,810,000		31,232,000		30,743,000

EARNINGS/(LOSS) PER SHARE - DILUTED:	$0.00		$0.00		$0.01		$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	31,451,000		31,215,000		31,488,000		30,743,000

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$374	$(442)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	76	(468)
Depreciation	2,046	2,591
Amortization of intangibles	614	728
Provision for bad debts	388	745
Gain on sale of assets	(327)	—

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(175)	(3,649)
Other current assets	1,959	590
Other assets	(40)	(382)
Refundable income taxes/benefit reserve	(790)	—
Accrued payroll, payroll taxes and benefits	254	854
Accounts payable	7,593	1,337
Income taxes payable	107	(897)
RGII contingency payment	(1,851)	—
Other accrued expenses and restructuring reserve	(4,502)	(2,427)
Deferred compensation	(2)	185
Supplemental executive retirement plan	(115)	240
Other liabilities	(131)	341
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	5,478	(654)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred merger costs	(2,426)	—
Proceeds from sale of assets	563	—
Purchases of furniture and equipment	(1,523)	(844)
Acquisitions, net of cash acquired	—	(14,704)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(3,386)	(15,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	175	376
Stock issued on employee stock purchase plan	357	280
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	532	656

Foreign currency gains/(losses)	(419)	(364)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,205	(15,910)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,649	52,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,854	$36,700

Non Cash Activities:

During the first quarter of 2004, the Company recorded a reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million.

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods June 30, 2005 and June 30, 2004

(unaudited)

1.                                      Basis of Presentation

The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and June 30, 2004, respectively, and the statement of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the Company.  The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the respective full years.

2.                                      Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R).  FAS 123R requires that compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date.  The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005.  The SEC also issued Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”, in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R.  SAB 107 assists issuers in their initial implementation of FAS 123R and indicates that the staff’s understanding that, particularly in the period of initial implementation, issuers may reasonably arrive at different estimates and option valuations in applying FAS 123R.  We expect the adoption of this statement will have a material effect on the Company’s financial statements, but we cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

In December 2004 the FASB issued Statement 153, Exchanges of Nonmonetary Assets- an amendment of APB Opinion No. 29.  The guidance in Opinion 29, Accounting for Nonmonetary Transactions is based on the underlying principle that the measurement of exchanges of nonmonetary assets should be based on the fair value of the assets exchanged.  However, Opinion 29 included certain exceptions to that principle, including a requirement that exchanges of similar productive assets should be recorded at the carrying amount of the asset relinquished.  Statement 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance.  Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance.  Statement 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s financial statements.

In May 2005 the FASB issued Statement 154, Accounting Changes and Error Corrections, which changes the accounting and reporting requirements for the change in an accounting principle.  Opinion 20, Accounting Changes, which is superseded by Statement 154, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change.  Statement 154 instead requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so.  Statement 154 differentiates between retrospective application and restatement.  Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  In contrast, restatement is defined as the revising of previously issued financial statements to reflect the correction of an error.  If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, but the cumulative effect to all prior periods can be determined, the new accounting principle should be applied to assets and liabilities balances as of the beginning of the earliest period for which retrospective application is practicable.  In addition, a corresponding adjustment should be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  If it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable.  Statement 154 also requires retrospective application to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  If a pronouncement includes specific transition provisions, those provisions should be followed.  Statement 154 limits the retrospective application of a change in accounting principle to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the change.  The Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  The guidance contained in Opinion 20 for reporting the corrections of errors in previously issued financial statements, and changes in accounting estimates is carried forward to Statement 154 without change.  Additionally, the Statement carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.  Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company has not completed the impact of this pronouncement on its financial statements.

3.                                      Accounting for Stock-Based Compensation

In December 2002, the FASB approved the issuance of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Translation and Disclosure” (FAS 148).  This statement amends Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this FAS 148 amended the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results. The Company adopted disclosure provisions as of December 31, 2002.

The exercise price per share on all options granted may not be less than the fair value at the date of the option grant.  The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as modified by FASB Interpretations 44 , “Accounting for Certain Transactions Involving Stock Compensation”, (FIN 44) in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans.  The Company expects to continue following the guidance under APB 25 for stock-based compensation to employees.  Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of FAS 123, the Company’s net income/(loss) and earnings/(loss) per share would have been increased to the pro forma amounts indicated below:

		Three Months Ended		Six Months Ended
(in thousands, except per share data)		June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income/(loss)	As reported	$44	$125	$374	$(442)
	Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(197)	(555)	(529)	(1,257)

	Pro forma	$(153)	$(430)	$(155)	$(1,699)

Earnings per share
Basic	As reported	$0.00	$0.00	$0.01	$(0.01)
	Pro forma	(0.00)	(0.01)	(0.00)	(0.06)

Diluted	As reported	$0.00	$0.00	$0.01	$(0.01)
	Pro forma	(0.00)	(0.01)	(0.00)	(0.06)

4.                                      Restricted Cash

Included in cash and cash equivalents at June 30, 2005 and December 31, 2004 is restricted cash of nil and $191,000, respectively.  Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client.  Cash and cash equivalents at June 30, 2005 and December 31, 2004 also includes approximately $9.0 million and $2.1 million, respectively, of cash to be disbursed to Chimes vendors in accordance with the client payment terms.

5.                                      Earnings Per Share

Basic Earnings Per Share (“EPS”) is based on the weighted average number of common shares outstanding without consideration of common stock equivalents.  Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding, except the six-month period ended June 30, 2004, where the effect would have been antidilutive.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (SFAS 128), the table below presents both basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Numerator:
Net income/(loss) - in thousands	$44	$125	$374	$(442)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	31,272,000	30,810,000	31,232,000	30,743,000
Effect of stock options	179,000	405,000	256,000	—
Diluted earnings/(loss) per share:
Denominator for diluted earnings per share - adjusted weighted average shares outstanding and assumed conversions	31,451,000	31,215,000	31,488,000	30,743,000
Basic earnings/(loss) per share	$0.00	$0.00	$0.01	$(0.01)
Diluted earnings/(loss) per share	$0.00	$0.00	$0.01	$(0.01)

The computation of diluted earnings per share excludes options with exercise prices greater than the average market price.  As of June 30, 2005 there were 2,410,409 and 2,247,909 excluded options, respectively, for the second quarter and the first six months ended June 30, 2005, with exercise prices between $3.21 and $16.375 and $3.65 and $16.375 respectively, per share.

There were 1,021,084 and 268,472 excluded options, respectively, for the second quarter and first six months ended June 30, 2004, with exercise prices between $3.89 and $26.63 and $4.40 and $26.63 respectively, per share.

6.                                      Segment Information

During the fourth quarter of 2004, the Company completed a restructuring initiative whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients : Commercial, Federal Government and Vendor Management Services (Chimes).  As a result of the business realignment, the Company has reclassified the prior year amounts in order to provide a basis for comparison, conforming to our new lines of business.  Income/(loss) before income taxes/ (benefit) consists of income/(loss) before income taxes, excluding interest income, interest expense, special charges/(credits), minority interest, and amortization of intangibles.  These exclusions total expense of $29,000 and income of $448,000 for the quarter ended June 30, 2005 and 2004, respectively, and income of $471,000 and $323,000 for the six months of June 30, 2005 and 2004, respectively (see reconciliation of segment income/(loss) before income taxes/(benefit) to consolidated income/(loss) before income taxes/(benefit)).  Corporate services, consisting of general and administrative services, are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments receiving corporate services based on revenue.

	THREE MONTHS ENDED		SIX MONTHS ENDED
(dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues :
Commercial	$50,650	$46,006	$99,321	$90,789
Federal	11,404	13,855	22,943	23,425
Chimes	7,012	5,929	13,375	11,282
Total revenues	$69,066	$65,790	$135,639	$125,496

Gross Profit :
Commercial	$9,208	$9,353	$18,726	$19,043
Federal	5,279	6,368	10,694	10,518
Chimes	6,816	5,562	12,868	10,623
Total Gross Profit	$21,303	$21,283	$42,288	$40,184
%	30.8%	32.3%	31.2%	32.0%

Operating Income :
Commercial	$2,306	$2,222	$4,912	$5,332
Federal	1,133	2,272	2,456	3,240
Chimes	1,607	728	2,796	822
Total Operating Income	$5,046	$5,222	$10,164	$9,394
%	7.3%	7.9%	7.5%	7.5%

Corporate Allocation :
Commercial	$3,930	$4,310	$8,003	$8,270
Federal	409	578	852	967
Chimes	612	605	1,206	1,115
Total Corporate Allocation	$4,951	$5,493	$10,061	$10,352
%	7.2%	8.3%	7.4%	8.2%

Total Income / (Loss) before Income Taxes / (benefit) :
Commercial	$(1,624)	$(2,088)	$(3,091)	$(2,938)
Federal	724	1,694	1,604	2,273
Chimes	995	123	1,590	(293)
Total Income / (Loss) before Income Taxes / (Benefit)	$95	$(271)	$103	$(958)
%	0.1%	-0.4%	0.1%	-0.8%

Reconciliation of Segment Income / (Loss) before Income Taxes / (Benefit) to Consolidated Income / (Loss) Before Income Taxes / (Benefit):

	THREE MONTHS ENDED		SIX MONTHS ENDED
(dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Total segment income/(loss) before income taxes/(benefit) :	$95	$(271)	$103	$(958)

Adjustments :
Special (charges) / credits	115	939	790	939
Amortization of intangibles	(264)	(520)	(614)	(728)
Net interest income	120	29	295	112
Total adjustments	(29)	448	471	323

Consolidated income/(loss) before income taxes/(benefit)	$66	$177	$574	$(635)

7.                                      Restructuring Charges

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

	Remaining at		Currency	Remaining at
(dollars in thousands)	December 31, 2004	Paid	Translation *	June 30, 2005

Severance :
Canada	$535	$(346)	$(9)	$180
United States	1,902	(1,750)	—	$152
Total Severance	$2,437	$(2,096)	$(9)	$332

Lease Obligations :
United States	$110	$(54)	$—	$56

Total	$2,547	$(2,150)	$(9)	$388

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

	Remaining at		Currency	Remaining at
(dollars in thousands)	December 31, 2004	Paid	Translation *	June 30, 2005

Severance :
United Kingdom	$50	$0	$(3)	$47
Total Severance	$50	$0	$(3)	$47

Lease Obligations :
United Kingdom	$123	$(13)	$(7)	103
Canada	319	(73)	(12)	234
Total Lease Obligations	$442	$(86)	$(19)	$337

General Office Closure :
United Kingdom	$45	$(12)	$(2)	$31

Total	$537	$(98)	$(24)	$415

* Recorded balances change due to fluctuations in exchange rates

During 2002, the Company recorded restructuring charges approximating $2.8 million, primarily pertaining to office closings.   In the second quarter of 2005, the Company recorded an additional charge pertaining to sublease income which did not materialize as estimated in the initial 2002 restructuring charge.  Amounts remaining from this restructuring, and previous restructurings, pertain to future lease obligation costs.

	Remaining at				Remaining at
(dollars in thousands)	December 31, 2004	Recorded	Paid	Adjusted	June 30, 2005

Lease Obligations :
United States	$267	$142	$(375)	$—	$34

8.                                      Shareholders’ Equity

	Six Months Ended
	June 30, 2005
	Amount	Shares
	(dollars in thousands)

Balance at beginning of period	$125,781	31,093,794
Net income	374
Proceeds upon exercise of stock options and ESPP	532	178,004
Other comprehensive loss	(564)
	$126,122	31,271,798

9.                                      Comprehensive Income/(Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), requires that items defined as other comprehensive income/ (loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/ (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three and six months ended June 30, 2005 and June 30, 2004 are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Comprehensive income/(loss) :

Net income/(loss)	$44	$125	$374	$(442)
Other comprehensive income/(loss) -
Foreign currency adjustment	(187)	(213)	(419)	(365)
Unrealized gain/(loss) on SERP investments	25	(24)	(145)	50
Comprehensive income/(loss)	$(118)	$(112)	$(190)	$(757)

The accumulated balances related to each component of other comprehensive income/(loss) for the six months ended June 30, 2005 and June 30, 2004 were as follows:

(dollars in thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive Loss

Balance at December 31, 2004	$(936)	$(1,264)	$(2,200)
Accumulated comprehensive income/(loss)	(419)	(145)	(564)
Balance at June 30, 2005	$(1,355)	$(1,409)	$(2,764)

Balance at December 31, 2003	$(1,200)	$(1,589)	$(2,789)
Accumulated comprehensive income/(loss)	(365)	50	(315)
Balance at June 30, 2004	$(1,565)	$(1,539)	$(3,104)

10.                               Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  The Company did not repurchase shares of its common stock during the six months ended June 30, 2005 and June 30, 2004, respectively.  As of June 30, 2005, the remaining authorization for repurchase is approximately 93,000 shares.

11.                               Asset-Based Lending Facility

The Company has a $40 million line of credit facility with availability based primarily on eligible customer receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of June 30, 2005, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $16.9 million was available for borrowing as of June 30, 2005.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $64,000 and $52,000 for the six month periods ended June 30, 2005 and 2004, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  At June 30, 2005, the Company is in compliance with the covenant.  The facility was scheduled to expire in July 2005. However, on July 1, 2005, the Company signed a one-year extension of the facility, which will remain in effect until July 2006.

12.                               Income Taxes

Tax Benefit Reserve

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the “Act”) was enacted into law.  This Act contains many economic and tax incentives, including the extension of the carryback period for losses arising in years ending during 2001 and 2002 to five years from the previous two year carryback rule.  As a result of the Act, the Company’s tax refund claim of approximately $10 million at December 31, 2001, which was received in April 2002, was increased to approximately $30 million.  The additional refund amount of $20 million was received in January 2003.

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

The Company believes that it is more likely than not that the net remaining deferred tax assets of $19.5 million at June 30, 2005 will be realized, principally based upon forecasted taxable income.  Although the Company has experienced operating losses in past years, the Company experienced improved operational performance in the first six months of 2005 resulting from the Company’s realignment initiatives completed in the fourth quarter of 2004, and continued improvement in the operating results of its Chimes subsidiary.  This operating improvement is expected to continue in 2005.  The minimum average annual taxable income required to realize the deferred tax assets over the 20-year net operating loss carryforward period is approximately $2.8 million.

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

13.                               Rescission Offer

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

14.                               Special Items

Income from operations for the second quarter and six months of 2005 includes the following special charges/(credits), which have been combined on a separate line for presentation purposes.

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Bad debt recovery	$—	$—	$(675)	$—
Restructuring charges	142	—	142	—
Gain on sale of assets	(327)	—	(327)	—
Merger related expenses	70	—	70	—
Insurance refund	—	(939)	—	(939)
	$(115)	$(939)	$(790)	$(939)

15.                               Legal Matters

In July 2005, the Company received notification that a former financial advisor to the Company has asserted a claim for at least $1.75 million in amounts allegedly owed to it in connection with the proposed merger with Analysts International Corporation.  The former advisor claims that, pursuant to the terms of its engagement arrangement with the Company which is expired, it had the right to act as exclusive financial advisor to the Company with respect to certain transactions involving the Company such as the proposed merger, notwithstanding the expiration of its engagement.  The Company believes it has meritorious defenses and potential counterclaims pertaining to this matter.  The Company is involved in other various and routine litigation matters, which arise through the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

16.                             Proposed Merger and Deferred Merger Costs

On April 12, 2005, the Company, JV Merger Corp., a Minnesota corporation and a wholly-owned subsidiary of the Company (the “Sub”), and Analysts International Corporation, a Minnesota corporation (“Analysts”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to satisfaction or waiver of applicable conditions, Sub will be merged with and into Analysts (the “Merger”) and each issued and outstanding share of common stock, par value $.10 per share, of Analysts (other than shares held of record by the Company, Sub, Analysts and any of their subsidiaries) shall be converted into the right to receive 1.15 fully paid and non-assessable shares of the Company’s common stock, par value $.10 per share (the “Merger Consideration”).  In addition, upon completion of the Merger, the Company will assume all options then outstanding under Analysts’ existing equity incentive plans, each of which will be exercisable for a number of shares of Company common stock (and at an exercise price) adjusted to reflect the Merger Consideration.  Upon completion of the merger, based upon the number of shares outstanding on the record date and after giving effect to restricted shares of Analysts common stock, Analysts shareholders will own approximately 48% of the outstanding shares of the combined company.  Completion of the Merger is subject to several conditions, including approval by the shareholders of each company, effectiveness of a Form S-4 registration statement filed with the Securities and Exchange Commission, and other customary closing conditions.  The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.  Additionally, the Merger Agreement may be terminated by the Company or Analysts upon the occurrence or failure to occur of certain events, including a failure of the Merger to be consummated by November 30, 2005.

The Merger Agreement provides that the board of directors of the Company following the Merger will consist of ten directors, including five of whom who shall be selected from the current Company board and five of whom who shall be selected from the current Analysts board.

During the six months ended June 30, 2005, the Company has recorded deferred merger costs of approximately $2.4 million primarily for legal and financial advisory services.  Such costs will be capitalized as part of the purchase price if the merger is consummated, or expensed if consummation does not occur.

On July 22, 2005, a group comprised of Crescendo Partners II, L.P., Series R, Crescendo Investments II, LLC, Eric Rosenfeld, F. Annette Scott Florida Trust, Richard L. Scott Florida Trust, Scott Family Florida Partnership Trust, Richard L. Scott , Stephen T. Braun and The Computer Horizons Full Value Committee (collectively, the “Crescendo Group”), filed a Statement on Schedule 13D (the “Schedule 13D”) with the Securities and Exchange Commission (the “SEC”) disclosing their opposition to the merger and their intention to solicit the Company’s shareholders to vote against the Company’s proposals in furtherance of the proposed merger.  The Schedule 13D further discloses the Crescendo Group’s intention to call a special meeting of the Company’s shareholders in order to remove up to all of the Company’s existing directors and to replace them with the Crescendo Group’s own slate of director nominees.  In furtherance of its stated intentions, also on July 22, 2005, the Crescendo Group filed a preliminary proxy statement with the SEC opposing the merger and soliciting votes of the Company’s shareholders in opposition to the proposals intended to consummate the merger, in particular, the proposal to approve the issuance of shares of the Company’s common stock in connection with the merger.  Also on July 22, 2005, the Crescendo Group filed solicitation material with the SEC containing the text of a press release issued on that date in which it identified itself and announced its position regarding the merger and its intentions to solicit opposition to the merger.  At the time of the filing of this Quarterly Report on Form 10-Q, the Crescendo Group’s preliminary proxy statement had not become definitive.

On July 27, 2005, the Company received from counsel to the Crescendo Group a request that a special meeting of the shareholders of the Company be called for the following purposes: (i) to remove all of the existing directors serving on the Company’s board of directors without cause, (ii) to fix the number of members comprising the board at five, and (iii) to elect five director nominees to be selected by the Crescendo Group. This request was for a second special meeting in addition to the special meeting contemplated by the Company in connection with the approval of proposals relating to the proposed merger. After advising the Crescendo Group’s counsel that the request was improper under the Company’s by-laws, the Company received a second request on August 2, 2005, which request was proper.

The Company’s registration statement containing its joint proxy statement/prospectus was declared effective by the SEC on August 4, 2005 and the joint proxy statement has been mailed out to the Company’s shareholders.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2005 and June 30, 2004

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the December 31, 2004 financial statements and related notes included in the Companies Form 10-K and the financial statements and notes included elsewhere in this Form 10-Q.

Overview

Computer Horizons Corp., (“CHC” or the “Company”), is a strategic solutions and human capital management company with more than thirty-seven years of experience, specifically in information technology.  The Company’s clients are primarily Global 2000 companies, serviced by over 20 offices in the United States, Canada, and India.

Effective January 1, 2005, the Company is reporting by its realigned operating segments : Commercial, Federal Government and Vendor Management Services (Chimes).  As a result of the business realignment, the Company has reclassified the prior year amounts in order to provide a basis for comparison, conforming to our new lines of business.

The Company had revenues for the quarter ended June 30, 2005 of $69.1 million, a five percent increase from the comparable period in 2004.  For the six months ended June 30, 2005, revenues totaled $135.6 million, compared to $125.5 million in the comparable period of 2004.  Net income for the second quarter of 2005 totaled $44,000, or breakeven per share, compared with a net income of $125,000, or breakeven per share, in the comparable period of 2004.  Net income for the six months ended June 30, 2005 totaled $374,000, or $0.01 per share, compared with a net loss of $(442,000), or $(0.01) per share, in the comparable six month period of 2004.  Net income for the six months ended June 30, 2005 includes special credits of $1,002,000 relating to a bad debt recovery and a gain on sale of assets, which are partially offset by merger-related and restructuring expenses totaling $212,000, and a $614,000 charge pertaining to the amortization of intangibles.  The net loss for the first six months of 2004 includes a one-time credit of $939,000 relating to an insurance refund, and a $728,000 charge pertaining to the amortization of intangibles.

Management continues to focus on maintaining a strong balance sheet, with approximately $35.9 million in cash and cash equivalents at June 30, 2005, along with $66.8 million in working capital and no debt outstanding.

On April 1, 2004, the Company’s subsidiary RGII acquired Automated Information Management, Inc. (AIM), a Federal government IT services company, for approximately $15.8 million in cash.  The acquisition of AIM is directly linked to the Company’s strategy of expanding its presence in the Federal government IT market and pursuing bolt-on expansions to its RGII subsidiary.

Recent Developments

On April 12, 2005, the Company, JV Merger Corp., a Minnesota corporation and a wholly-owned subsidiary of the Company (the “Sub”), and Analysts International Corporation, a Minnesota corporation (“Analysts”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to satisfaction or waiver of applicable conditions, Sub will be merged with and into Analysts (the “Merger”) and each issued and outstanding share of common stock, par value $.10 per share, of Analysts (other than shares held of record by the Company, Sub, Analysts and any of their subsidiaries) shall be converted into the right to receive 1.15 fully paid and nonassessable shares of the Company’s common stock, par value $.10 per share (the “Merger Consideration”).  In addition, upon completion of the Merger, the Company will assume all options then outstanding under Analysts’ existing equity incentive plans, each of which will be exercisable for a number of shares of Company common stock (and at an exercise price) adjusted to reflect the Merger Consideration. Upon completion of the merger, based upon the number of shares outstanding on the record date and after giving effect to restricted shares of Analysts common stock, Analysts shareholders will own approximately 48% of the outstanding shares of the combined company.  Completion of the Merger is subject to several conditions, including approval by the shareholders of each company, effectiveness of a Form S-4 registration statement filed with the Securities and Exchange Commission, and other customary closing conditions.  The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.  Additionally, the Merger Agreement may be terminated by the Company or Analysts upon the occurrence or failure to occur of certain events, including a failure of the Merger to be consummated by November 30, 2005.

The Merger Agreement provides that the board of directors of the Company following the Merger will consist of ten directors, including five of whom who shall be selected from the current Company board and five of whom who shall be selected from the current Analysts board.

On July 22, 2005, a group comprised of Crescendo Partners II, L.P., Series R, Crescendo Investments II, LLC, Eric Rosenfeld, F. Annette Scott Florida Trust, Richard L. Scott Florida Trust, Scott Family Florida Partnership Trust, Richard L. Scott , Stephen T. Braun and The Computer Horizons Full Value Committee (collectively, the “Crescendo Group”), filed a Statement on Schedule 13D (the “Schedule 13D”) with the Securities and Exchange Commission (the “SEC”) disclosing their opposition to the merger and their intention to solicit the Company’s shareholders to vote against the Company’s proposals in furtherance of the proposed merger.  The Schedule 13D further discloses the Crescendo Group’s intention to call a special meeting of the Company’s shareholders in order to remove up to all of the Company’s existing directors and to replace them with the Crescendo Group’s own slate of director nominees.  In furtherance of its stated intentions, also on July 22, 2005, the Crescendo Group filed a preliminary proxy statement with the SEC opposing the merger and soliciting votes of the Company’s shareholders in opposition to the proposals intended to consummate the merger, in particular, the proposal to approve the issuance of shares of the Company’s common stock in connection with the merger.  Also on July 22, 2005, the Crescendo Group filed solicitation material with the SEC containing the text of a press release issued on that date in which it identified itself and announced its position regarding the merger and its intentions to solicit opposition to the merger.  At the time of the filing of this Quarterly Report on Form 10-Q, the Crescendo Group’s preliminary proxy statement had not become definitive.

On July 27, 2005, the Company received from counsel to the Crescendo Group a request that a special meeting of the shareholders of the Company be called for the following purposes: (i) to remove all of the existing directors serving on the Company’s board of directors without cause, (ii) to fix the number of members comprising the board at five, and (iii) to elect five director nominees to be selected by the Crescendo Group. This request was for a second special meeting in addition to the special meeting contemplated by the Company in connection with the approval of proposals relating to the proposed merger. After advising the Crescendo Group’s counsel that the request was improper under the Company’s by-laws, the Company received a second request on August 2, 2005, which request was proper.

The Company’s registration statement containing its joint proxy statement/prospectus was declared effective by the SEC on August 4, 2005 and the joint proxy statement has been mailed out to the Company’s shareholders.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  The forward-looking statements contained in this Report may include statements about future financial and operating results and about the proposed merger of Computer Horizons and Analysts International.  These statements are not guarantees of future performance, involve certain risks, uncertainties and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate.  Therefore, actual outcomes and results may differ materially from what is expressed herein.  For example, if either of the companies does not receive required shareholder approval or fails to satisfy other conditions to closing, the transaction will not be consummated.  In any forward-looking statement in which Computer Horizons or Analysts International expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished.  The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: (i) the risk that the Computer Horizons’ and Analysts’ businesses will not be integrated successfully to yield the anticipated cost savings and financial results; (ii)  costs related to the proposed merger may be higher due to delays in obtaining regulatory approval; (iii) failure of the Computer Horizons and Analysts shareholders to approve the proposed merger; and (iv) other economic, business, competitive and/or regulatory factors affecting Computer Horizons’ and Analysts’  businesses generally, including those set forth in Computer Horizons’ and Analysts’ filings with the SEC, including in their respective Annual Reports on Form 10-K for the most recent fiscal years, especially in the Management’s Discussion and Analysis section, the most recent Quarterly Reports on Form 10-Q and the Current Reports on Form 8-K.  All forward-looking statements included in this Report are based on information available to Computer Horizons and Analysts on the date hereof.  Computer Horizons and Analysts undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Report to reflect events or circumstances after the date of this Report or to update reasons why actual results would differ from those anticipated in such forward-looking statements.

Additional Information and Where to Find It

Computer Horizons Corp. has filed with the Securities and Exchange Commission a registration statement on Form S-4 and Computer Horizons Corp. and Analysts International Corporation have filed with the Commission a related joint proxy statement/prospectus in connection with the merger transaction involving Computer Horizons and Analysts International.  INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT AND RELATED JOINT PROXY STATEMENT/ PROSPECTUS REGARDING THE PROPOSED MERGER BECAUSE IT CONTAINS IMPORTANT INFORMATION ABOUT THE MERGER TRANSACTION.  Investors and security holders may obtain a free copy of the joint proxy statement/prospectus and other documents filed by Computer Horizons Corp. and Analysts International Corporation with the Securities and Exchange Commission at the Securities and Exchange Commission’s web site at http://www.sec.gov.  Free copies of the joint proxy statement/prospectus and other documents may also be obtained for free from Computer Horizons Corp.’s and Analysts International Corporation’s respective investor relations at dreingold@computerhorizons.com and Analysts International Corporation investor relations at pquist@analysts.com.

Computer Horizons Corp. and Analysts International Corporation and their respective directors, officers and other employees and proxy solicitors may be deemed to be participants in the solicitation of proxies from the shareholders of Computer Horizons and Analysts International with respect to the transactions contemplated by the merger agreement.  Information regarding Computer Horizons’ officers and directors is included in Computer Horizons’ Proxy Statement for its 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 12, 2005.  Information regarding Analysts International’s officers and directors is included in Analysts International’s Proxy Statement for its 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 22, 2005.  These documents are or will be available free of charge at the Securities and Exchange Commission’s web site at http://www.sec.gov and from Computer Horizons Corp.’s investor relations at dreingold@computerhorizons.com and Analysts International Corporation investor relations at pquist@analysts.com.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been changed to reflect the realigned operating segments : Commercial, Federal Government and Vendor Management Services (Chimes) for 2004, as previously reported in the Company’s Form 10-Q/A for the quarter ended June 30, 2004.

Revenue Generating Activities

The majority of the Company’s revenues are derived from professional services rendered in the information technology sector.  Effective January 1, 2005, the Company realigned its business operations into three segments : Commercial, Federal Government and Vendor Management Services (Chimes).

The Commercial business consists of providing technology consultants to large organizations on a temporary hire basis and is classified in two general categories, staff augmentation and solutions work.  For the quarter ended June 30, 2005, this segment represented approximately 73% of total revenues, including $36.5 million of staff augmentation revenue and $14.2 million of commercial solutions revenue.  For the six months ended June 30, 2005, this segment represented approximately 73% of total revenues, including $72.0 million of staff augmentation revenue and $27.4 million of commercial solutions revenue.

For staff augmentation assignments, the consultant work is supervised and managed by the customer. Staff augmentation tends to be a lower risk, lower gross margin business with very competitive pricing.  The Company’s solutions work tends to be higher margin, higher risk business, due to the fact that the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with clients.  Virtually all projects performed by the commercial solutions group are IT related and consist of practices such as application development, outsourcing arrangements, government services, Health Insurance Portability and Accountability Act (“HIPAA”) services, technology training and managed services.

The Company’s customer relationships are memorialized in master agreements which address the terms and conditions which define the client engagement.  Depending on the service to be performed for the client, either a task order (in the case of a Staffing engagement) or a Statement of Work (“SOW”) (in the case of a Solutions engagement) is generated. The SOW is signed by both the Company and the customer.  In general, no Solutions work is done unless there is a SOW because the SOW provides the technical details of the work to be done.  The SOW, although falling under the corresponding master agreement, is a stand-alone binding contractual document, typically outlining the project objectives, describing the personnel who will work on the project, describing phases of the project, the timeframes for work performance, and the rate of compensation, on a time and materials basis.  In the event that the parameters of the project expand or otherwise change, a Project Change Request is implemented to memorialize whatever change has occurred to the deliverables, personnel and/or time/materials.  The master agreements, in conjunction with the SOWs, are written to define, with as much detail as possible, the client relationship and all aspects of the work to be performed for the client.  With regard to revenues expected in future periods, each SOW has a defined term or sets forth the anticipated length of a project.  Where a client engagement is on-going, like certain “Help Desk” type services, the master agreements would still have a term length, but would recite that the agreement was renewable.  Generally, commercial solutions engagements are for a year or less.  Staff augmentation engagements can and do last for more than a year, with variations in the number of consultants being provided at any given time.  Staffing engagements are generally cancelable by clients with a two to four week notice period.

The Federal Government segment consists primarily of solutions type assignments, whereby the Company is responsible for project deliverables and other conditions contained in SOWs and/or contracts with the Federal Government.  Federal Government engagements generally have a duration of several years, contingent upon the Federal Government exercising annual options to continue work.   For the quarter and six months ended June 30, 2005, the Federal Government segment accounted for approximately 17% of consolidated revenues.

Chimes, Inc. is a human capital management solution that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. For the quarter and six months ended June 30, 2005, Chimes accounted for approximately 10% of total revenues.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill, and the valuation of deferred tax assets.

Revenue Recognition

Approximately 95% of consolidated revenue in the quarter ended June 30, 2005 and June 30, 2004 was derived from time-and-material contracts.

The Company recognizes revenues either on a time-and-materials basis or on a fixed fee basis.  Under a typical time-and-materials billing arrangement, our customers are billed on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, revenue is estimated and accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.

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

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of customer billings, principally on a time-and-materials basis.  At the end of each accounting period, revenue is accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.  Costs and estimated earnings in excess of billings on fixed fee contracts arise when percentage of completion accounting is used.  Such amounts are billed at specific dates or at contract completion.

The Company’s Chimes subsidiary recognizes revenue on a transaction fee basis.  The Chimes service offering aggregates the suppliers of temporary workers to the customer and renders one invoice to the customer.  Upon payment from the customer, Chimes deducts a transaction fee and remits the balance of the client payment to the applicable vendor.  Chimes recognizes only their fee for the service, not the aggregate billing to the customer.  The gross amount of the customer invoicing is not considered revenue or a receivable to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the vendor until paid by the customer.

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

Valuation of Deferred Tax Assets

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

RESULTS OF OPERATIONS

Revenues .  Consolidated revenues increased to $69.1 million in the second quarter of 2005 from $65.8 million in the second quarter of 2004, an increase of $3.3 million or 5%.  Revenues increased to $135.6 million in the first six months of 2005 from $125.5 million in the first six months of 2004, an increase of $10 million or 8%.

Commercial Group revenues increased to $50.7 million in the second quarter of 2005 from $46.0 million in the second quarter of 2004, an increase of $4.6 million or 10%.  Commercial Group revenues, for the first six months of 2005, increased to $99.3 million from $90.8 million in the first six months of 2004, an increase of $8.2 million or 9.4%.  The year-over-year increase in the Commercial Group revenues for the second quarter of 2005 is primarily attributable to an increase in average consultant headcount of approximately 5%, along with improved utilization in comparison to the second quarter of 2004.

Federal Government Group revenues (comprised of RGII and AIM) decreased to $11.4 million in the second quarter of 2005 from $13.9 million in the second quarter of 2004, a net decrease of approximately $2.5 million or 18%.  Federal Government Group revenues, for the first six months of 2005, decreased to $22.9 million from $23.4 million in the first six months of 2004, a decrease of $482,000 or 2.1%.  The year-over-year decrease is attributable to the transition of restricted contracts, customer/agency budget cuts and delays in funding.

Chimes revenues increased to $7.0 million in the second quarter of 2005 from $5.9 million in the second quarter of 2004, an increase of $1.1 million, or 18%.  Chimes revenues, for the first six months of 2005, increased to $13.4 million from $11.3 million in the first six months of 2004, an increase of $2.1 million or 18.6%. This increase in Chimes revenue for the first half of 2005 is due to an increase of approximately $0.7 million in revenue from new customers and $1.4 million from existing customers in this segment.

Direct Costs and Gross Margins ..  Direct costs were $47.8 million and $93.4 million in the second quarter and first half of 2005, respectively, and $44.5 million and $85.3 million in the second quarter and first half of 2004, respectively.  Gross margin, revenues less direct costs, decreased to 30.8% in the second quarter of 2005 from 32.3% in the same period of 2004.  Gross margin decreased to 31.2% in the first six months of 2005 from 32.0% in the same period of 2004. In the Company’s Commercial Group, gross profit totaled $18.7 million, or 18.9% for the six months ending June 30, 2005 compared to $19.0 million, or 21.0% in the comparable prior year period. This decrease is primarily attributable to gross margin reductions in the Staff Augmentation business to approximately 17.5% in the first half of 2005, down from 20.3% in the first half of 2004, which is due to continued pressure on average bill rates within this business.  The Federal Government Group gross margins for the six months ended June 30, 2005 were $10.7 million, or 46.6%, compared to $10.5 million, or 44.9% for the comparable period of 2004.  Chimes gross margins totaled $12.9 million, or 96.2% for the six months ended June 30, 2005, compared to $10.6 million, or 94.2% in 2004, due to improved leveraging of direct costs.

Costs and Expenses.  Selling, general and administrative expenses were $21.2 million and $42.2 million in the second quarter and first half of 2005, respectively, compared to $21.6 million and $41.1 million in the comparable periods of 2004.  The increase for the first half of 2005 from first half of 2004 was primarily due to the acquisition of AIM in April 2004.  As a percentage of revenue, the Company’s SG&A expenses were 30.7% and 31.1% in the second quarter and first half of 2005, respectively; a decrease from 32.8% and 32.8% in the comparable periods of 2004.  This decrease is primarily attributable to cost reductions resulting from the fourth quarter 2004 restructuring in connection with the Company’s business model realignment.

Income / (Loss) from Operations ..  The Company’s loss from operations totaled $54,000 in the second quarter of 2005, including amortization expense totaling $264,000 and special credits of $115,000 (primarily from gain on sale of assets, partially offset by restructuring charges and merger related expenses).  This compares to income from operations of $148,000 in the second quarter of 2004, which includes amortization expense totaling $520,000 and a special credit (insurance refund) of $939,000.  The composition of the operating profit for the quarter ended June 30, 2005, excluding amortization expense of $264,000 and the special credits of $115,000, included a loss of $1,624,000 in the Commercial Group, income of $724,000 in the Federal Government Group and income of $995,000 in Chimes.  For the comparable quarter of 2004, the Commercial Group had a loss of $2,088,000, the Federal Group had an income of approximately $1,694,000, and Chimes had an income of $123,000.

The Company’s income from operations totaled $279,000 in the first half of 2005, including amortization expense totaling $614,000 and special credits of $790,000 (primarily from a bad debt recovery and gain on sale of assets, partially offset by restructuring charges and merger related expenses).  This compares to a loss from operations of $747,000 in the first half of 2004, which includes amortization expense totaling $728,000 and a special credit (insurance refund) of $939,000.  The composition of the operating profit for the first half of 2005, excluding amortization expense of $614,000 and the special credits of $790,000, included a loss of $3,091,000 in the Commercial Group, income of $1,604,000 in the Federal Government Group and income of $1,590,000 in Chimes.  For the comparable six month period of 2004, the Commercial Group had a loss of $2,938,000, the Federal Group had an income of approximately $2,273,000, and Chimes had a loss of $293,000.

Other Income/(Expense) ..  Other income (primarily net interest income) totaled $120,000 in the second quarter of 2005, compared to $29,000 in the second quarter of 2004.  Other income for the first half of 2005 approximated $295,000, compared to $112,000 for the first half of 2004.

Provision for Income Taxes ..  The effective tax rates for Federal, state and local income taxes were tax expense of 33% for the second quarter of 2005 and 35% for the first six months of 2005, compared with tax expense of 55% for the second quarter of 2004 and a tax benefit of 25% for the first six months of 2004 (due to the losses incurred in this period).

Net Income / (Loss) ..  Net income for the second quarter of 2005 was $44,000, or breakeven per basic and diluted share, compared to net income of $125,000, or breakeven per basic and diluted share for the second quarter of 2004.   The effect of special credits and amortization expense amounted to $0.01 earnings per share and $(0.01) loss per share, net of tax, respectively, in the second quarter of 2005.  The second quarter of 2004 net income included special credits and amortization expense of $0.02 earnings per share and $(0.01) loss per share, net of tax, respectively.  For the first half of 2005, net income was $374,000 or $0.01 earnings per basic and diluted share, compared to a net loss of $(442,000), or $(0.01) per share for the first half of 2004.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At June 30, 2005, the Company had approximately $66.8 million in working capital, of which $35.9 million was cash and cash equivalents.  Cash and cash equivalents at June 30, 2005 and December 31, 2004 includes approximately $9.0 million and $2.1 million of cash, respectively, to be disbursed to Chimes vendors in accordance with the client payment terms.  At June 30, 2005, the Company had a current ratio position of 3.3 to 1.

Net cash provided by operating activities in the first six months of 2005 was $5.5 million, primarily attributable to net income, depreciation, amortization and other non-cash expenses, increases in accounts payable (primarily Chimes vendor payments), partially offset by a reduction in accrued expenses.

Total accounts receivable decreased $0.2 million to $51.1 million at June 30, 2005 from $51.3 million at December 31, 2004.  Accounts receivable days sales outstanding (“DSO”) were 67 days at June 30, 2005 compared to 74 days at June 30, 2004 and 68 days at December 31, 2004.  DSO’s are expected to approximate the current level during the remainder of 2005.  All client receivable collectibility and billing issues identified by management have been adequately reserved. For the period ended June 30, 2005, there were no significant changes in credit terms, credit policies or collection efforts.

Net cash used in investing activities in the first six months of 2005 was $3.4 million, consisting primarily of deferred merger costs of $2.4 million, capital expenditures totaling $1.5 million partially offset by proceeds from sale of assets of $0.5 million.

Net cash provided by financing activities in the first six months of 2005 was $0.5 million, primarily consisting of shares issued pursuant to the employee stock option plan and employee stock purchase plan.

The Company has a $40 million line of credit facility with availability based primarily on eligible client receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of June 30, 2005, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $16.9 million was available for borrowing as of June 30, 2005.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $64,000 and $52,000 for the six months ended June 30, 2005 and 2004, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  At June 30, 2005, the Company is in compliance with the covenant.  The facility was scheduled to expire in July 2005. However, on July 1, 2005, the Company signed a one-year extension of the facility, which will remain in effect until July 2006.

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

If the merger with Analysts International Corporation is consummated, the Company will be obligated to pay change of control payments to terminated employees totaling approximately $5.9 million.  In addition, approximately $0.7 million will be paid to individuals who have waived their rights to receive such change of control payments and a payment of $1.2 million may be made to one individual should he choose to terminate his employment.  Also, as a result of the consummated merger, the Company may be obligated to pay $1.75 million to its former financial advisor in connection with an alleged claim relating to the proposed merger.  The former advisor claims that, pursuant to the terms of its engagement arrangement with the Company which is expired, it had the right to act as exclusive financial advisor to CHC with respect to certain transactions involving CHC such as the proposed merger, notwithstanding the expiration of its engagement.  The Company believes it has meritorious defenses and potential counterclaims pertaining to this matter.

The Company is involved in other various and routine litigation matters, which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next year.

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  The following table summarizes all commitments under contractual obligations as of June 30, 2005:

	Obligation Due
(dollars in thousands)	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years

Operating Leases	$8,600	$5,241	$3,359	$—	$—
RGII Contingent Notes *	7,596	3,300	4,296	—	—
Deferred Compensation	2,617	4	14	437	2,162
Supplemental Retirement Plan	9,750	—	250	1,000	8,500
Other	784	784	—	—	—
Total Cash Obligations	$29,347	$9,329	$7,919	$1,437	$10,662

* Obligation if applicable EBIT targets are met.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R).  FAS 123R requires that compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date.  The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005.  The SEC also issued Staff Accounting Bulletin (SAB) 107, “Share-Based Payment”, in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R.  SAB 107 assists issuers in their initial implementation of FAS 123R and indicates that the staff’s understanding that, particularly in the period of initial implementation, issuers may reasonably arrive at different estimates and option valuations in applying FAS 123R.  We expect the adoption of this statement will have a material effect on the Company’s financial statements, but we cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

In December 2004 the FASB issued Statement 153, Exchanges of Nonmonetary Assets- an amendment of APB Opinion No. 29.  The guidance in Opinion 29, Accounting for Nonmonetary Transactions is based on the underlying principle that the measurement of exchanges of nonmonetary assets should be based on the fair value of the assets exchanged.  However, Opinion 29 included certain exceptions to that principle, including a requirement that exchanges of similar productive assets should be recorded at the carrying amount of the asset relinquished.  Statement 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance.  Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance.  Statement 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s financial statements

In May 2005 the FASB issued Statement 154, Accounting Changes and Error Corrections, which changes the accounting and reporting requirements for the change in an accounting principle.  Opinion 20, Accounting Changes, which is superseded by Statement 154, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change.  Statement 154 instead requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so.  Statement 154 differentiates between retrospective application and restatement.  Retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  In contrast, restatement is defined as the revising of previously issued financial statements to reflect the correction of an error.  If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, but the cumulative effect to all prior periods can be determined, the new accounting principle should be applied to assets and liabilities balances as of the beginning of the earliest period for which retrospective application is practicable.  In addition, a corresponding adjustment should be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  If it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable.  Statement 154 also requires retrospective application to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  If a pronouncement includes specific transition provisions, those provisions should be followed.  Statement 154 limits the retrospective application of a change in accounting principle to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the change.  The Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  The guidance contained in Opinion 20 for reporting the corrections of errors in previously issued financial statements, and changes in accounting estimates is carried forward to Statement 154 without change.  Additionally, the Statement carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.  Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company has not completed its assessment of the impact of this pronouncement on its financial statements.

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

PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2005, the Company held its Annual Meeting of Stockholders.

(1)  The following directors were elected to serve on the Company’s Board of Directors:

	For	Against
William M. Duncan	24,476,134	2,644,059
Eric P. Edelstein	24,479,130	2,641,063
William J. Marino	24,477,091	2,643,102
Earl L. Mason	24,475,176	2,645,017
L. White Matthews, III	24,476,351	2,643,842
William J. Murphy	24,475,144	2,645,049
Edward J. Obuchowski	24,476,683	2,643,510

(2)  The appointment of Grant Thornton LLP as independent auditors of the Company for fiscal year 2005 was ratified.

For:	26,117,253
Against:	615,994
Abstain:	386,946

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

31.1 – CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2 – CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)                                     Report on Form 8-K

A report on Form 8-K was filed on April 12, 2005, reporting that Company had entered into an employment agreement with John Ferdinandi as Controller.

A report on Form 8-K was filed on April 13, 2005, reporting that Company had entered into an Agreement and Plan of Merger with Analysts International Corporation (“Analysts”).

A report on Form 8-K was filed on April 14, 2005 providing regulation FD disclosure resulting from the Company’s joint conference call held with Analysts to discuss the Agreement and Plan of Merger.

A report on Form 8-K was filed on April 29, 2005, reporting the issuance of a press release regarding the financial results of Computer Horizons for its first quarter, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	August 8, 2005	/s/ William J. Murphy
William J. Murphy, President and CEO
(Principal Executive Officer)

DATE:	August 8, 2005	/s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)

DATE:	August 8, 2005	/s/ John E. Ferdinandi
John E. Ferdinandi
Corporate Controller
(Principal Accounting Officer)