Form 10-Q
period 2005-09-30
COMPUTER HORIZONS CORP
filed 2005-11-09
CIK 23019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

or

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

☒	☐
Yes	No

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	☐
Yes	No

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	☒
Yes	No

                As of November 7, 2005 the issuer had 31,632,236 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

PART I.   Financial Information

Item 1.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,777	$33,649
Accounts receivable, less allowance for doubtful accounts of $3,741 and $5,914 at September 30, 2005 and December 31, 2004, respectively	54,553	51,322
Deferred income taxes	603	1,868
Refundable income taxes	6,105	4,088
Other receivables	239	1,443
Prepaid expenses and other	2,924	4,107
TOTAL CURRENT ASSETS	108,201	96,477

PROPERTY AND EQUIPMENT	45,141	42,810
Less accumulated depreciation	(39,767)	(36,815)
TOTAL PROPERTY AND EQUIPMENT, NET	5,374	5,995
OTHER ASSETS - NET:
Goodwill	27,625	27,625
Intangibles	2,170	3,253
Deferred income taxes	18,862	17,698
Other	8,449	8,036
TOTAL OTHER ASSETS	57,106	56,612

TOTAL ASSETS	$170,681	$159,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,092	$7,615
Accrued payroll, payroll taxes and benefits	10,452	8,489
Income taxes payable	1,623	1,377
Restructuring reserve	1,271	3,351
RGII contingency payment	—	1,851
Other accrued expenses	3,717	4,912
TOTAL CURRENT LIABILITIES	44,155	27,595

OTHER LIABILITIES:
Deferred compensation	2,733	2,633
Supplemental executive retirement plan	2,240	2,162
Other	917	913
TOTAL LIABILITIES	50,045	33,303

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized 100,000,000 shares; issued 33,158,105 and 33,153,805 shares at September 30, 2005 and December 31, 2004, respectively	3,315	3,315
Additional paid in capital	150,883	151,281
Accumulated other comprehensive loss	(1,900)	(2,200)
Accumulated deficit	(21,038)	(14,072)
	131,260	138,324
Less shares held in treasury, at cost; 1,589,754 and 2,060,011 shares at September 30, 2005 and December 31, 2004, respectively	(10,624)	(12,543)
TOTAL SHAREHOLDERS’ EQUITY	120,636	125,781

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$170,681	$159,084

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended				Nine Months Ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
Commercial	$49,183	73.0%	$50,128	72.2%	$148,504	73.1%	$140,917	72.3%
Federal	10,862	16.1%	13,267	19.1%	33,805	16.7%	36,692	18.8%
Chimes	7,372	10.9%	6,002	8.7%	20,747	10.2%	17,284	8.9%
Total	67,417	100.0%	69,397	100.0%	203,056	100.0%	194,893	100.0%

COSTS AND EXPENSES:
Direct costs	45,639	67.7%	47,880	69.0%	138,990	68.4%	133,192	68.4%
Selling, general & administrative	22,983	34.1%	21,851	31.5%	65,168	32.1%	62,993	32.3%
Amortization of intangibles	233	0.4%	484	0.7%	847	0.4%	1,212	0.6%
Restructuring charges	574	0.9%	—	—	716	0.4%	—	—
Special charges / (credits)	5,424	8.0%	—	—	4,492	2.2%	(939)	-0.5%
	74,853	111.1%	70,215	101.2%	210,213	103.5%	196,458	100.8%

INCOME/(LOSS) FROM OPERATIONS	(7,436)	-11.1%	(818)	-1.2%	(7,157)	-3.5%	(1,565)	-0.8%

OTHER INCOME/(EXPENSE):
Interest income	263	0.4%	93	0.1%	577	0.3%	233	0.1%
Interest expense	(5)	0.0%	—	—	(24)	0.0%	(28)	0.0%
	258	0.4%	93	0.1%	553	0.3%	205	0.1%

INCOME/(LOSS) BEFORE INCOME TAXES	(7,178)	-10.7%	(725)	-1.1%	(6,604)	-3.2%	(1,360)	-0.7%

INCOME (TAXES)/BENEFIT:
Current	(137)	-0.2%	(76)	-0.1%	(260)	-0.1%	(387)	-0.2%
Deferred	(23)	0.0%	399	0.6%	(100)	-0.1%	867	0.4%
	(160)	-0.2%	323	0.5%	(360)	-0.2%	480	0.2%

INCOME/(LOSS) BEFORE MINORITY INTEREST	(7,338)	-10.9%	(402)	-0.6%	(6,964)	-3.4%	(880)	-0.5%

Minority Interest	—	—	(58)	-0.1%	—	—	(22)	0.0%

NET INCOME/(LOSS)	$(7,338)	-10.9%	$(460)	-0.7%	$(6,964)	-3.4%	$(902)	-0.5%

LOSS PER SHARE - BASIC AND DILUTED:	$(0.23)		$(0.01)		$(0.22)		$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	31,375,000		30,931,000		31,280,000		30,806,000

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30, 2005	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(6,964)	$(902)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	101	(867)
Depreciation	2,901	3,709
Amortization of intangibles	847	1,212
Provision for bad debts	458	982
Gain on sale of assets	(327)	—

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,689)	(4,470)
Other receivables	1,204	(331)
Prepaid expenses and other current assets	1,182	848
Other assets	(412)	(499)
Refundable income taxes	(2,017)	(3,534)
Accrued payroll, payroll taxes and benefits	1,963	997
Accounts payable	19,477	169
Income taxes payable	246	2,154
RGII contingency payment	(1,851)	(631)
Other accrued expenses and restructuring reserve	(3,192)	(3,186)
Deferred compensation	100	428
Supplemental executive retirement plan	78	360
Other liabilities	3	304

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	10,108	(3,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	564	—
Purchases of furniture and equipment	(2,279)	(1,352)
Acquisitions, net of cash acquired	—	(14,710)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(1,715)	(16,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	1,001	619
Stock issued on employee stock purchase plan	518	301
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	1,519	920

Foreign currency gains/(losses)	216	32

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	10,128	(18,367)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,649	52,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,777	$34,243

Non Cash Activities:

During the first quarter of 2004, the Company recorded a reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million.

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2005 and September 30, 2004

(unaudited)

1.       Basis of Presentation

The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and September 30, 2004, respectively, and the statement of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004 filed by the Company.  The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the respective full years.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2.       Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1).  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R).  FAS 123R requires that compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date.  The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005.  The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R.  SAB 107 assists issuers in their initial implementation of FAS 123R and indicates that the staff’s understanding that, particularly in the period of initial implementation, issuers may reasonably arrive at different estimates and option valuations in applying FAS 123R.  We expect the adoption of this statement will have a material effect on the Company’s financial statements, but we cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets” (FAS 153) - an amendment of Accounting Principles Board Opinion No. 29 (Opinion 29).  The guidance in Opinion 29, “Accounting for Nonmonetary Transactions” is based on the underlying principle that the measurement of exchanges of nonmonetary assets should be based on the fair value of the assets exchanged.  However, Opinion 29 included certain exceptions to that principle, including a requirement that exchanges of similar productive assets should be recorded at the carrying amount of the asset relinquished.  FAS153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance.  Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance.  FAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this statement did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (FAS 154) , which changes the accounting and reporting requirements for the change in an accounting principle.  Accounting Principles Board Opinion 20, “Accounting Changes” (Opinion 20), which is superseded by FAS 154, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change.  FAS 154 instead requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so.  FAS 154 differentiates between “retrospective application” and “restatement”.   “Retrospective application” is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  In contrast, restatement is defined as the revising of previously issued financial statements to reflect the correction of an error.  If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, but the cumulative effect to all prior periods can be determined, the new accounting principle should be applied to assets and liabilities balances as of the beginning of the earliest period for which retrospective application is practicable.  In addition, a corresponding adjustment should be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  If it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable.  FAS 154 also requires retrospective application to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  If a pronouncement includes specific transition provisions, those provisions should be followed.  FAS 154 limits the retrospective application of a change in accounting principle to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the change.  FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  The guidance contained in Opinion 20 for reporting the corrections of errors in previously issued financial statements, and changes in accounting estimates is carried forward to FAS 154 without change.  Additionally, FAS 154 carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s financial statements.

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

The exercise price per share on all options granted may not be less than the fair value at the date of the option grant.  The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as modified by FASB Interpretations 44 , “Accounting for Certain Transactions Involving Stock Compensation,” (FIN 44) in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans.  The Company expects to continue following the guidance under APB 25 for stock-based compensation to employees.  Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of FAS 123, the Company’s net income/(loss) and earnings/(loss) per share would have been increased to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended
(in thousands, except per share data)		September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income/(loss)	As reported	$(7,338)	$(460)	$(6,964)	$(902)
	Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(169)	(199)	(700)	(1,456)

	Pro forma	$(7,507)	$(659)	$(7,664)	$(2,358)

Loss per share
Basic and Diluted	As reported	$(0.23)	$(0.01)	$(0.22)	$(0.03)
	Pro forma	$(0.24)	$(0.02)	$(0.25)	$(0.08)

4.       Cash

Included in cash and cash equivalents at September 30, 2005 and December 31, 2004 is restricted cash of $204,000 and $191,000, respectively.  Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client. Cash and cash equivalents at September 30, 2005 and December 31, 2004 also include approximately $21.1 million and $2.1 million, respectively, of cash to be disbursed to Chimes vendors in accordance with the client payment terms.

5.       Loss Per Share

The computation of diluted loss per share excludes all options because they are antidilutive.  As of September 30, 2005 there were 2,081,973 and 2,117,187 excluded options, respectively, for the third quarter and nine months ended September 30, 2005, with exercise prices between $3.65 and $16.375 and $3.56 and $16.375 respectively, per share.

There were 268,472 excluded options for the third quarter and nine months ended September 30, 2004, with exercise prices between $4.40 and $26.63 per share.

6.       Segment Information

During the fourth quarter of 2004, the Company completed a restructuring initiative whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients : Commercial, Federal Government and Vendor Management Services (Chimes).  As a result of the business realignment, the Company has reclassified the prior year amounts in order to provide a basis for comparison, conforming to our new lines of business.  Income/(loss) before income taxes/ (benefit) consists of income/(loss) before income taxes, excluding interest income, interest expense, restructuring charges, special charges/(credits), and amortization of intangibles.  These exclusions total expense of $5,973,000 and $391,000 for the quarter ended September 30, 2005 and 2004, respectively, and expense of $5,502,000 and $68,000 for the nine months of September 30, 2005 and 2004, respectively (see reconciliation of segment income/(loss) before income taxes/(benefit) to consolidated income/(loss) before income taxes/(benefit)).  Corporate services, consisting of general and administrative services, are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments receiving corporate services based on revenue.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues :
Commercial	$49,183	$50,128	$148,504	$140,917
Federal	10,862	13,267	33,805	36,692
Chimes	7,372	6,002	20,747	17,284
Total Revenues	$67,417	$69,397	$203,056	$194,893

Gross Profit :
Commercial	$9,590	$9,625	$28,316	$28,668
Federal	5,029	6,237	15,723	16,755
Chimes	7,159	5,655	20,027	16,278
Total Gross Profit	$21,778	$21,517	$64,066	$61,701
%	32.3%	31.0%	31.6%	31.7%

Operating Income :
Commercial	$2,425	$1,632	$7,337	$6,964
Federal	896	2,005	3,352	5,245
Chimes	1,420	395	4,216	1,217
Total Operating Income	$4,741	$4,032	$14,905	$13,426
%	7.0%	5.8%	7.3%	6.9%

Corporate Allocation :
Commercial	$4,685	$3,493	$12,693	$11,763
Federal	479	417	1,330	1,384
Chimes	782	456	1,984	1,571
Total Corporate Allocation	$5,946	$4,366	$16,007	$14,718
%	8.8%	6.3%	7.8%	7.6%

Total Income / (Loss) before Income Taxes / (Benefit) :
Commercial	$(2,260)	$(1,861)	$(5,356)	$(4,799)
Federal	417	1,588	2,022	3,861
Chimes	638	(61)	2,232	(354)
Total Income / (Loss) before Income Taxes / (Benefit)	$(1,205)	$(334)	$(1,102)	$(1,292)
%	-1.8%	-0.5%	-0.5%	-0.7%

Reconciliation of Segment Income / (Loss) before Income Taxes / (Benefit) to Consolidated Income / (Loss) Before Income Taxes / (Benefit):

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Total segment income/(loss) before income taxes/(benefit) :	$(1,205)	$(334)	$(1,102)	$(1,292)

Adjustments :
Restructuring charges	(574)	—	(716)	—
Special (charges) / credits	(5,424)	—	(4,492)	939
Amortization of intangibles	(233)	(484)	(847)	(1,212)
Net interest income	258	93	553	205
Total adjustments	(5,973)	(391)	(5,502)	(68)

Consolidated income/(loss) before income taxes/(benefit)	$(7,178)	$(725)	$(6,604)	$(1,360)

7.       Restructuring Charges

During the third quarter of 2005, the Company recorded restructuring charges approximating $0.6 million, pertaining to the closing/consolidation of office space in the United States. The lease obligation is calculated based on current rent commitments, less a calculated sublease amount.

(dollars in thousands)	Remaining at December 31, 2004	Recorded	Paid	Remaining at Sept. 30, 2005

Lease Obligations :
United States	$—	$574	$—	$574

During the fourth quarter of 2004, in connection with the Company’s business model realignment, the Company recorded a restructuring charge of approximately $2.9 million comprised of approximately $2.8 million in severance costs and $0.1 million in lease obligation costs.  The lease obligation of $0.1 million is calculated based on current rent commitments less a calculated sublease amount.

(dollars in thousands)	Remaining at December 31, 2004	Paid	Currency Translation *	Remaining at Sept. 30, 2005

Severance :
Canada	$535	$(345)	—	$190
United States	1,902	(1,783)	—	119
Total Severance	$2,437	$(2,128)	—	$309

Lease Obligations :
United States	$110	$(102)	—	$8

Total	$2,547	$(2,230)	$—	$317

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

(dollars in thousands)	Remaining at December 31, 2004	Paid	Currency Translation*	Remaining at Sept. 30, 2005

Severance :
United Kingdom	$50	$—	$(3)	$47

Lease Obligations :
United Kingdom	$123	$(20)	$(8)	$95
Canada	319	(111)	—	208
Total Lease Obligations	$442	$(131)	$(8)	$303

General Office Closure :
United Kingdom	$45	$(12)	$(3)	$30

Total	$537	$(143)	$(14)	$380

* Recorded balances change due to fluctuations in exchange rates

During 2002, the Company recorded restructuring charges approximating $2.8 million, primarily pertaining to office closings. In the second quarter of 2005, the Company recorded an additional charge pertaining to sublease income which did not materialize as estimated in the initial 2002 restructuring charge.

(dollars in thousands)	Remaining at December 31, 2004	Recorded	Paid	Remaining at Sept. 30, 2005

Lease Obligations :
United States	$267	$142	$(409)	$—

8.       Shareholders’ Equity

	Nine Months Ended Sept. 30, 2005
	Amount	Shares
	(dollars in thousands)
Balance at beginning of period	$125,781	31,093,794
Net loss	(6,964)
Proceeds upon exercise of stock options and ESPP	1,519	474,557
Other comprehensive income	300
	$120,636	31,568,351

9.       Comprehensive Income/(Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130), requires that items defined as other comprehensive income/ (loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/ (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three and nine months ended September 30, 2005 and September 30, 2004 are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Comprehensive income/(loss) :

Net income/(loss)	$(7,338)	$(460)	$(6,964)	$(902)
Other comprehensive income/(loss) -
Foreign currency adjustment	636	397	216	32
Unrealized gain/(loss) on SERP investments	228	(102)	84	(52)
Comprehensive income/(loss)	$(6,474)	$(165)	$(6,664)	$(922)

The accumulated balances related to each component of other comprehensive income (loss) for the nine months ended September 30, 2005 and September 30, 2004 were as follows:

(dollars in thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2004	$(936)	$(1,264)	$(2,200)
Accumulated comprehensive income/(loss)	216	84	300
Balance at September 30, 2005	$(720)	$(1,180)	$(1,900)

Balance at December 31, 2003	$(1,200)	$(1,589)	$(2,789)
Accumulated comprehensive income/(loss)	32	(52)	(20)
Balance at September 30, 2004	$(1,168)	$(1,641)	$(2,809)

See “Subsequent Events” footnote No.17 for impact of “Change of Control Payments” on the unrealized gain/(loss) on investments.

10.    Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  The Company did not repurchase shares of its common stock during the nine months ended September 30, 2005 and September 30, 2004, respectively. As of September 30, 2005, the remaining authorization for repurchase is approximately 93,000 shares.

11.    Asset-Based Lending Facility

The Company has a $40 million line of credit facility with availability based primarily on eligible customer receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of September 30, 2005, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $16.6 million was available for borrowing as of September 30, 2005.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $83,000 and $77,500 for the nine month periods ended September 30, 2005 and 2004, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and minimum availability, in addition to providing for limitations on incurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the loan agreement lowering the three-month average minimum collections covenant to $10 million.  As of September 30, 2005, the Company was in compliance with the covenant.  This credit facility was scheduled to expire in July 2005. However, on July 1, 2005, the Company signed a one-year extension of the facility, which will remain in effect until July 2006.

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

The Company believes that it is more likely than not that the net remaining deferred tax assets of $19.5 million at September 30, 2005 will be realized, based upon forecasted taxable income and tax planning strategies.  Although the Company has experienced operating losses in past years, the Company experienced improved operational performance (excluding special charges/(credits)) in the first nine months of 2005 resulting from the Company’s realignment initiatives completed in the fourth quarter of 2004, and continued improvement in the operating results of its Chimes subsidiary.  Although the Company experienced non-operating losses in the third quarter of 2005, primarily due to special charges related to the proposed merger and proxy contests, the Company anticipates operating profits before special charges in the fourth quarter of 2005 and thereafter.  The minimum average annual taxable income required to realize the deferred tax assets over the 20-year net operating loss carryforward period is approximately $2.9 million. In addition, the Company is considering various alternative strategies which may include such matters as the sale of certain business units, acquisitions, mergers or spin-offs.

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

13.    Rescission Offer

From April 2001 through January 2003, the sale of shares of the Company’s common stock pursuant to the Employee Stock Purchase Plan was not exempt from registration or qualification under Federal securities laws.  As a result, the Company may have failed to comply with the registration or qualification requirements of Federal and applicable state securities laws because the Company did not register or qualify these stock issuances under either Federal or applicable state securities laws.

Consequently, the Company made a rescission offer, effective July 27, 2004, to all those persons who purchased shares of common stock pursuant to the Employee Stock Purchase Plan during the affected periods.  The rescission offer was made pursuant to a registration statement filed under the Securities Act and pursuant to applicable state securities laws.  In this rescission offer, the Company offered to repurchase the shares, subject to our rescission offer, for the price paid per share plus interest from the date of purchase until the rescission offer expires, at the current statutory rate per year mandated by the state in which the shares were purchased.  The rescission offer expired on August 27, 2004, with no individuals accepting the rescission offer.

14.    Special Items

Income from operations for the third quarter and nine months ended September 30, 2005 includes the following special charges/(credits), which have been combined on a separate line for presentation purposes:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Bad debt recovery	$—	$—	$(675)	$—
Gain on sale of assets	—	—	(327)	—
Merger and proxy contest expenses	5,424	—	5,494	—
Insurance refund	—	—	—	(939)
	$5,424	$—	$4,492	$(939)

Merger and proxy contest expenses approximate $5.4 million in the third quarter of 2005 and pertain to: a) costs related to the proposed merger of the Company with Analysts International Corporation, a Minnesota corporation (“Analysts’), primarily for legal and financial advisory services (the merger was not consummated, resulting in all related costs being expensed in the third quarter 2005); and b) proxy contest expenses pertaining to both the proposed merger and the replacement of the Company’s Board of Directors (approved by the shareholders in October 2005), comprised primarily of legal and proxy solicitation costs.

15.    Legal Matters

In July 2005, the Company received notification that a former financial advisor to the Company was asserting a claim for at least $1.75 million in amounts allegedly owed to it in connection with the proposed merger with Analysts International Corporation. Because the proposed merger was not consummated, the basis for the claim no longer exists. The Company is involved in other various and routine litigation matters, which arise through the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

16.    Termination of Proposed Merger

As previously reported, in April, 2005, the Company, JV Merger Corp., a Minnesota corporation and a wholly-owned subsidiary of the Company (the “Sub”), and Analysts, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, subject to satisfaction or waiver of applicable conditions, Sub would have been merged with and into Analysts (the “Merger”) and each issued and outstanding share of common stock, par value $.10 per share, of Analysts (other than shares held of record by the Company, Sub, Analysts and any of their subsidiaries) would have been converted into the right to receive 1.15 fully paid and non-assessable shares of the Company’s common stock, par value $.10 per share (the “Merger Consideration”). Completion of the Merger was subject to several conditions, including approval by the shareholders of each company and, on September 2, 2005, the Company held a Special Meeting of its Shareholders for the purpose of voting on the proposals related to the proposed merger. The Company’s shareholders voted not to approve the proposals related to the proposed merger and, as such, the proposed merger was not consummated. Please see Part II, Item 4. Submission of Matters to a Vote of Security Holders for a description of each matter voted upon at the special meeting and the results of the voting on such matters. Due to the failure of the condition of shareholder approval, the Merger Agreement was terminated subsequent to the Special Meeting of Shareholders.

17.    Subsequent Events

Special Meeting of Shareholders

On July 22, 2005, a group comprised of Crescendo Partners II, L.P., Series R, Crescendo Investments II, LLC, Eric Rosenfeld, F. Annette Scott Florida Trust, Richard L. Scott Florida Trust, Scott Family Florida Partnership Trust, Richard L. Scott , Stephen T. Braun and The Computer Horizons Full Value Committee (collectively, the “Full Value Committee”), filed a Statement on Schedule 13D (the “Schedule 13D”) with the SEC disclosing their opposition to the Company’s previously announced proposed merger with Analysts and their intention to solicit the Company’s shareholders to vote against the Company’s proposals in furtherance of the proposed merger. The Schedule 13D further disclosed the Full Value Committee’s intention to call a special meeting of the Company’s shareholders in order to remove up to all of the Company’s existing directors and to replace them with the Full Value Committee’s own slate of director nominees. As previously reported, at the Company’s Special Meeting of Shareholders held on September 2, 2005, the Company’s shareholders voted not to approve the proposals related to the proposed merger and, as such, the proposed merger was not consummated.

On July 27, 2005, the Company received from the Full Value Committee a request that a special meeting of the shareholders of the Company be called for the following purposes: (i) to remove all of the existing directors serving on the Company’s board of directors without cause, (ii) to fix the number of members comprising the board at five, and (iii) to elect five director nominees selected by the Full Value Committee.

This second Special Meeting of Shareholders took place on October 11, 2005. At the Special Meeting, the Company’s shareholders voted (i) to remove all of the existing directors serving on the Company’s board of directors without cause, (ii) to fix the number of members comprising the board at five, and (iii) to elect the five director nominees selected by the Full Value Committee, specifically: Messrs. Eric Rosenfeld, Karl L. Meyer, Robert F. Walters, Frank J. Tanki, and Willem van Rijn. The proposals and results of the voting are as follows:

1.	To remove all of the existing directors serving on the Company’s board of directors without cause:

For	Against	Abstain
15,561,343	5,642,343	2,150,655

2.	To fix the number of members comprising the board at five:

For	Against	Abstain
15,488,116	5,704,625	2,161,599

3.	To elect the following five director nominees: Eric Rosenfeld, Karl L. Meyer, Robert F. Walters, Frank J. Tanki and Willem van Rijn:

	For	Withhold
Eric Rosenfeld	15,550,674	7,803,666
Karl L. Meyer	15,489,370	7,864,970
Robert F. Walters	15,547,723	7,806,617
Frank J. Tanki	15,542,718	7,811,622
Willem van Rijn	15,547,018	7,807,322

Since all proposals before the meeting were non-discretionary, there were no broker non-votes as to any proposal. Since the Special Meeting, Mr. Eric Rosenfeld has been named non-executive Chairman of the Company and the Company’s Board of Directors named Dennis J. Conroy, President and Chief Executive Officer, and Brian A. Delle Donne, Executive Vice President and Chief Operating Officer.  Mr. Conroy replaces William J. Murphy as President and Chief Executive Officer.

Change of Control Payments

In 1995, the Company instituted a Supplemental Executive Retirement Plan (“SERP”), entitling key executives to receive lump-sum retirement payments upon reaching age 65. The SERP is non-qualified, with life insurance policies purchased by the Company to assist in the funding of the amounts payable. The SERP expense is charged to operations during the service lives of the members. The SERP contains a change of control provision whereby, in the event of a change of control (as defined in the Plan), all retirement benefits immediately vest and become payable within five (5) business days.

On October 18, 2005, as a consequence of the removal of the Company’s then existing Board of Directors without cause and the election of the new Board of Directors, a change of control was deemed to have occurred under the Company’s SERP. Accordingly, change of control payments totaling $10.9 million were paid on October 25, 2005, including $10.3 million to the SERP participants and $0.6 million to a key executive, per the terms of the related employment agreement. As of September 30, 2005, the recorded accrual for the SERP payments approximated $2.2 million, resulting in a charge of approximately $8.7 million, which will be recorded in the fourth quarter of 2005. In addition, as of September 30, 2005, the Company had unrealized losses on the applicable SERP investments totaling $1.2 million. This loss will be recognized in the fourth quarter of 2005 as a result of the sale of these investments.

On October 18, 2005, the Company’s Board of Directors appointed a new President and CEO. As a result, in accordance with his employment agreement, the former CEO was paid severance in the amount of $895,000, along with his deferred compensation funds, which approximated $381,000.

Vesting of Stock Options

Under the Company’s various equity incentive plans, as a result of the October 2005 change of control as defined in each plan, approximately 704,000 of outstanding unvested stock options vested and became immediately exercisable.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended September 30, 2005 and September 30, 2004

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

Effective January 1, 2005, the Company began reporting by its realigned operating segments : Commercial, Federal Government and Vendor Management Services (Chimes.).  As a result of the business realignment, the Company has reclassified the prior year amounts in order to provide a basis for comparison, conforming to our new lines of business.

The Company had revenues for the quarter ended September 30, 2005 of $67.4 million, a three percent decrease from the comparable period in 2004.  For the nine months ended September 30, 2005, revenues totaled $203.1 million, compared to $194.9 million in the comparable period of 2004.  Net loss for the third quarter of 2005 totaled $7.3 million, or ($0.23) per share, compared with a net loss of $460,000, or ($0.01) per share, in the comparable period of 2004.  Net loss for the nine months ended September 30, 2005 totaled $7.0 million, or ($0.22) per share, compared with a net loss of $902,000, or ($0.03) per share, in the comparable nine month period of 2004.  Net loss for the nine months ended September 30, 2005 includes special charges/(credits) totaling $4.5 million related to merger-related expenses and proxy contest costs (partially offset by a bad debt recovery and gain on sale of assets), a restructuring charge of $716,000 and an $847,000 charge pertaining to the amortization of intangibles.  The net loss for the first nine months of 2004 includes a one-time credit of $939,000 relating to an insurance refund, and a $1,212,000 charge pertaining to the amortization of intangibles.

Management continues to focus on maintaining a strong balance sheet, with approximately $43.8 million in cash and cash equivalents (including $21.1 million of Chimes vendor cash) at September 30, 2005, along with $64.0 million in working capital and no debt outstanding at the end of the quarter.

On April 1, 2004, the Company’s subsidiary, RGII, acquired Automated Information Management, Inc. (AIM), a Federal government IT services company, for approximately $15.8 million in cash.  The acquisition of AIM is directly linked to the Company’s strategy of expanding its presence in the Federal government IT market and pursuing bolt-on expansions to its RGII subsidiary.

Recent Developments

Termination of Proposed Merger

As previously reported, in April, 2005, the Company, JV Merger Corp., a Minnesota corporation and a wholly-owned subsidiary of the Company (the “Sub”), and Analysts International Corporation, a Minnesota corporation (“Analysts”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, subject to satisfaction or waiver of applicable conditions, Sub would have been merged with and into Analysts (the “Merger”) and each issued and outstanding share of common stock, par value $.10 per share, of Analysts (other than shares held of record by the Company, Sub, Analysts and any of their subsidiaries) would have been converted into the right to receive 1.15 fully paid and non-assessable shares of the Company’s common stock, par value $.10 per share (the “Merger Consideration”). Completion of the Merger was subject to several conditions, including approval by the shareholders of each company and, on September 2, 2005, the Company held a Special Meeting of its Shareholders for the purpose of voting on the proposals related to the proposed merger. The Company’s shareholders voted not to approve the proposals related to the proposed merger and, as such, the proposed merger was not consummated. Please see Part II, Item 4. Submission of Matters to a Vote of Security Holders for a description of each matter voted upon at the special meeting and the results of the voting on such matters. Due to the failure of the condition of shareholder approval, the Merger Agreement was terminated subsequent to the Special Meeting of Shareholders.

Special Meeting of Shareholders

On July 22, 2005, a group comprised of Crescendo Partners II, L.P., Series R, Crescendo Investments II, LLC, Eric Rosenfeld, F. Annette Scott Florida Trust, Richard L. Scott Florida Trust, Scott Family Florida Partnership Trust, Richard L. Scott , Stephen T. Braun and The Computer Horizons Full Value Committee (collectively, the “Full Value Committee”), filed a Statement on Schedule 13D (the “Schedule 13D”) with the SEC disclosing their opposition to the Company’s previously announced proposed merger with Analysts and their intention to solicit the Company’s shareholders to vote against the Company’s proposals in furtherance of the proposed merger. The Schedule 13D further disclosed the Full Value Committee’s intention to call a special meeting of the Company’s shareholders in order to remove up to all of the Company’s existing directors and to replace them with the Full Value Committee’s own slate of director nominees. As previously reported, at the Company’s Special Meeting of Shareholders held on September 2, 2005, the Company’s shareholders voted not to approve the proposals related to the proposed merger and, as such, the proposed merger was not consummated.

On July 27, 2005, the Company received from the Full Value Committee a request that a special meeting of the shareholders of the Company be called for the following purposes: (i) to remove all of the existing directors serving on the Company’s board of directors without cause, (ii) to fix the number of members comprising the board at five, and (iii) to elect five director nominees selected by the Full Value Committee.

This second Special Meeting of Shareholders took place on October 11, 2005. At the Special Meeting, the Company’s shareholders voted (i) to remove all of the existing directors serving on the Company’s board of directors without cause, (ii) to fix the number of members comprising the board at five, and (iii) to elect the five director nominees selected by the Full Value Committee, specifically: Messrs. Eric Rosenfeld, Karl L. Meyer, Robert F. Walters, Frank J. Tanki, and Willem van Rijn.

Since the Special Meeting, Mr. Eric Rosenfeld has been named non-executive Chairman of the Company and the Company’s Board of Directors named Dennis J. Conroy, President and Chief Executive Officer, and Brian A. Delle Donne, Executive Vice President and Chief Operating Officer.  Mr. Conroy replaces William J. Murphy as President and Chief Executive Officer.

Change of Control Payments

In 1995, the Company instituted a Supplemental Executive Retirement Plan (“SERP”), entitling key executives to receive lump-sum retirement payments upon reaching age 65. The SERP is non-qualified, with life insurance policies purchased by the Company to assist in the funding of the amounts payable. The SERP expense is charged to operations during the service lives of the members. The SERP contains a change of control provision whereby, in the event of a change of control (as defined in the Plan), all retirement benefits immediately vest and become payable within five (5) business days.

On October 18, 2005, as a consequence of the removal of the Company’s then existing Board of Directors without cause and the election of the new Board of Directors, a change of control was deemed to have occurred under the Company’s SERP. Accordingly, change of control payments totaling $10.9 million were paid on October 25, 2005, including $10.3 million to the SERP participants and $0.6 million to a key executive, per the terms of the related employment agreement. As of September 30, 2005, the recorded accrual for the SERP payments approximated $2.2 million, resulting in a charge of approximately $8.7 million, which will be recorded in the fourth quarter of 2005. In addition, as of September 30, 2005, the Company had unrealized losses on the applicable SERP investments totaling $1.2 million. This loss will be recognized in the fourth quarter of 2005 as a result of the sale of these investments.

On October 18, 2005, the Company’s Board of Directors appointed a new President and CEO. As a result, in accordance with his employment agreement, the former CEO was paid severance in the amount of $895,000, along with his deferred compensation funds, which approximated $381,000.

Vesting of Stock Options

Under the Company’s various equity incentive plans, as a result of the October 2005 change of control as defined in each plan, approximately 704,000 of outstanding unvested stock options vested and became immediately exercisable.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements including, but not limited to, risks associated with unforeseen technical difficulties, the ability to meet customer requirements, market acceptance of service offerings, changes in technology and standards, the ability to complete cost reduction initiatives, dependencies on certain technologies, delays, market acceptance and competition, as well as other risks described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements included in this report are based on information available to the Company on the date hereof. The Company undertakes no obligation (and expressly disclaims any such obligation) to update forward-looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results would differ from those anticipated in such forward-looking statements.

Additional Information and Where to Find It

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been changed to reflect the realigned operating segments : Commercial, Federal Government and Vendor Management Services (Chimes) for 2004, as previously reported in the Company’s Form 10-Q for the quarter ended September 30, 2004.

Revenue Generating Activities

The majority of the Company’s revenues are derived from professional services rendered in the information technology sector. Effective January 1, 2005, the Company realigned its business operations into three segments : Commercial, Federal Government and Vendor Management Services (Chimes).

The Commercial business consists of providing technology consultants to large organizations on a temporary hire basis and is classified in two general categories, staff augmentation and solutions work.  For the quarter ended September 30, 2005, this segment represented approximately 73% of total revenues, including $34.7 million of staff augmentation revenue and $14.5 million of commercial solutions revenue.  For the nine months ended September 30, 2005, this segment represented approximately 73% of total revenues, including $106.6 million of staff augmentation revenue and $41.9 million of commercial solutions revenue.

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

The Federal Government segment consists primarily of solutions type assignments, whereby the Company is responsible for project deliverables and other conditions contained in SOWs and/or contracts with the Federal Government.  Federal Government engagements generally have a duration of several years, contingent upon the Federal Government exercising annual options to continue work.   For the quarter and nine months ended September 30, 2005, the Federal Government segment accounted for approximately 16% and 17%, respectively, of consolidated revenues.

Chimes, Inc. is a human capital management solution that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. For the quarter and nine months ended September 30, 2005, Chimes accounted for approximately 11% and 10%, respectively, of total revenues.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill, and the valuation of deferred tax assets.

Revenue Recognition

Approximately 96% of consolidated revenue in the quarter ended September 30, 2005 and September 30, 2004 was derived from time-and-materials contracts.

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

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of customer billings principally on a time-and-materials basis.  At the end of each accounting period, revenue is accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.  Costs and estimated earnings in excess of billings on fixed fee contracts arise when percentage of completion accounting is used.  Such amounts are billed at specific dates or at contract completion.

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

For the year ended December 31, 2004, using an evaluation prepared by an independent appraisal firm, the Company reassessed the carrying value of goodwill associated with its Solutions Group.  Because of a reduction in projected future cash flows in the Commercial Solutions business unit, primarily resulting from significant revenue declines in 2004, the Company determined that goodwill was impaired and recorded a non-cash charge of $20.3 million, related to the write-off of the Commercial Solutions goodwill.  There was no income tax effect on the impairment charge as the related goodwill was primarily attributable to acquisitions which yielded no tax basis for the Company. The remaining Solutions Group goodwill of $27.6 million, as of December 31, 2004, is associated with the Company’s Federal Government practice.  As of December 31, 2004, the indicated fair value of the Federal Government reporting unit exceeded the carrying value.  As a result, the Company concluded that the goodwill of approximately $27.6 million is not impaired.

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

The Company believes that it is more likely than not that the net remaining deferred tax assets of $19.5 million at September 30, 2005 will be realized, based upon forecasted taxable income and tax planning strategies.  Although the Company has experienced operating losses in past years, the Company experienced improved operational performance (excluding special charges/(credits)) in the first nine months of 2005 resulting from the Company’s realignment initiatives completed in the fourth quarter of 2004, and continued improvement in the operating results of its Chimes subsidiary.  Although the Company experienced non-operating losses in the third quarter of 2005, primarily due to special charges related to the proposed merger and proxy contests, the Company anticipates operating profits before special charges in the fourth quarter of 2005 and thereafter.  The minimum average annual taxable income required to realize the deferred tax assets over the 20-year net operating loss carryforward period is approximately $2.9 million. In addition, the Company is considering various alternative strategies which may include such matters as the sale of certain business units, acquisitions, mergers or spin-offs.

Current Federal and state tax laws impose restrictions on the utilization of net operating loss carryforwards and other deferred tax assets following an ownership change as provided in Section 382 of the Internal Revenue Code. If the Company were to undergo a Section 382 ownership change, the deferred tax assets may be subject to an annual limitation which may limit the Company's ability to utilize the deferred tax assets.

RESULTS OF OPERATIONS

Revenues.  Consolidated revenues decreased to $67.4 million in the third quarter of 2005 from $69.4 million in the third quarter of 2004, a decrease of $2.0 million or 3%.  Revenues increased to $203.1 million in the first nine months of 2005 from $194.9 million in the first nine months of 2004, an increase of $8.2 million or 4%.

Commercial Group revenues decreased to $49.2 million in the third quarter of 2005 from $50.1 million in the third quarter of 2004, a decrease of $0.9 million or 2%. Commercial Group revenues, for the first nine months of 2005, increased to $148.5 million from $140.9 million in the first nine months of 2004, an increase of $7.6 million or 5%. The year-over-year decrease in the Commercial Group revenues for the third quarter of 2005 is primarily attributable to a decrease in average consultant headcount of approximately 1%, along with a slight decline (1%) in average bill rates in comparison to the third quarter of 2004.

Federal Government Group revenues (comprised of RGII and AIM) decreased to $10.9 million in the third quarter of 2005 from $13.3 million in the third quarter of 2004, a net decrease of approximately $2.4 million or 18%.  Federal Government Group revenues, for the first nine months of 2005, decreased to $33.8 million from $36.7 million in the first nine months of 2004, an decrease of $2.9 million or 8%. The year-over-year decrease is attributable to the transition of restricted contracts, customer/agency budget cuts and delays in funding.

Chimes revenues increased to $7.4 million in the third quarter of 2005 from $6.0 million in the third quarter of 2004, an increase of $1.4 million, or 23%.  Chimes revenues, for the first nine months of 2005, increased to $20.7 million from $17.3 million in the first nine months of 2004, an increase of $3.4 million or 20%. This increase in Chimes revenue for the first nine months of 2005 is due to an increase of approximately $1.3 million in revenue from new customers and $2.1 million from existing customers in this segment.

Direct Costs and Gross Margins.  Direct costs were $45.6 million and $139.0 million in the third quarter and first nine months of 2005, respectively, and $47.9 million and $133.2 million in the third quarter and first nine months of 2004, respectively.  Gross margin, revenues less direct costs, increased to 32.3% in the third quarter of 2005 from 31.0% in the same period of 2004.  Gross margin remained stable at 31.6% in the first nine months of 2005 and in the same period of 2004. In the Company’s Commercial Group, gross profit totaled $28.3 million, or 19.1% for the nine months ending September 30, 2005 compared to $28.7 million, or 20.3% in the comparable prior year period. This decrease is primarily attributable to gross margin reductions in the Staff Augmentation business to approximately 17.5% in the first nine months of 2005, down from 19.1% in the first nine months of 2004, which is due to continued pressure on average bill rates within this business. The Federal Government Group gross margins for the nine months ended September 30, 2005 were $15.7 million, or 46.5%, compared to $16.8 million, or 45.7% for the comparable period of 2004.  Chimes gross margins totaled $20.0 million, or 96.5% for the nine months ended September 30, 2005, compared to $16.3 million, or 94.2% in 2004, due to improved leveraging of direct costs.

Costs and Expenses.  Selling, general and administrative expenses were $23.0 million and $65.2 million in the third quarter and first nine months of 2005, respectively, compared to $21.9 million and $63.0 million in the comparable periods of 2004.  The increase for the first nine months of 2005 from the first nine months of 2004 was primarily due to the acquisition of AIM in April 2004 and additional delivery/development costs in Chimes of approximately $0.8 million. As a percentage of revenue, the Company’s SG&A expenses were 34.1% and 32.1% in the third quarter and first nine months of 2005, respectively; as compared to 31.5% and 32.3% in the comparable periods of 2004. The third quarter 2005 increase is primarily attributable to additional corporate costs, including internal costs related to the proposed merger with Analysts International and expenses pertaining to SAS # 70 certifications obtained during the third quarter.

Income / (Loss) from Operation.  The Company’s loss from operations totaled $7.4 million in the third quarter of 2005, including special charges related to the proposed merger and proxy contests totaling $5.4 million, a restructuring charge of $574,000 and a $233,000 charge pertaining to the amortization of intangibles. This compares to a loss from operations of $818,000 in the third quarter of 2004, which includes amortization expense totaling $484,000. The composition of the operating loss for the quarter ended September 30, 2005, excluding special charges, restructuring charges and amortization expense included a loss of $2.3 million in the Commercial Group, income of $417,000 in the Federal Government Group and income of $638,000 in Chimes.  For the comparable quarter of 2004, the Commercial Group had a loss of $1.9 million, the Federal Group had an income of approximately $1.6 million and Chimes had a loss of $61,000.

The Company’s loss from operations totaled $7.2 million in the first nine months of 2005, including special merger-related and proxy contest expenses totaling $5.5 million, partially offset by special credits of approximately $1 million (primarily from a bad debt recovery and gain on sale of assets), a restructuring charge of $716,000 and an $847,000 charge pertaining to the amortization of intangibles.  This compares to a loss from operations of $1.6 million in the first nine months of 2004, which includes amortization expense totaling $1.2 million and a special credit (insurance refund) of $939,000. The composition of the operating loss for the first nine months of 2005, excluding special charges, restructuring charges and amortization expense included a loss of $5.4 million in the Commercial Group, income of $2.0 million in the Federal Government Group and income of $2.2 million in Chimes.  For the comparable nine month period of 2004, the Commercial Group had a loss of $4.8 million, the Federal Group had an income of approximately $3.9 million and Chimes had a loss of $354,000.

Other Income/(Expense).  Other income (primarily net interest income) totaled $258,000 in the third quarter of 2005, compared to $93,000 in the third quarter of 2004. Other income for the first nine months of 2005 approximated $553,000, compared to $205,000 for the first nine months of 2004.

Provision for Income Taxes.  The effective tax rates for Federal, state and local income taxes were tax expense of 2% for the third quarter of 2005 and 5% for the first nine months of 2005, primarily due to valuation allowances recorded in this period, compared with tax benefits of 45% for the third quarter of 2004 and 35% for the first nine months of 2004 (due to losses incurred in this period).

Net Income / (Loss).  The net loss for the third quarter of 2005 was $7.3 million, or ($0.23) loss per basic and diluted share, compared to a net loss of $460,000, or ($0.01) per basic and diluted share for the third quarter of 2004.  The effect of special charges/credits, restructuring and amortization expenses amounted to ($0.19) loss per share in the third quarter of 2005.  The third quarter of 2004 net loss included amortization expense of $(0.01) per share. For the first nine months of 2005, net loss was $7.0 million or ($0.22) loss per basic and diluted share, compared to a net loss of $902,000, or $(0.03) per share for the first nine months of 2004.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At September 30, 2005, the Company had approximately $64.0 million in working capital, of which $43.8 million was cash and cash equivalents. Cash and cash equivalents at September 30, 2005 and December 31, 2004 includes approximately $21.1 million and $2.1 million of cash, respectively, to be disbursed to Chimes vendors in accordance with the client payment terms. At September 30, 2005, the Company had a current ratio position of 2.5 to 1.

Net cash provided by operating activities in the first nine months of 2005 was $10.1 million, primarily attributable to depreciation, amortization and other non-cash expenses and increases in accounts payable (primarily Chimes vendor payments), partially offset by the Company’s net loss, a reduction in accrued expenses and an increase in accounts receivable.

Net accounts receivable increased $3.3 million to $54.6 million at September 30, 2005 from $51.3 million at December 31, 2004.  Accounts receivable days sales outstanding (“DSO”) were 73 days at September 30, 2005 compared to 71 days at September 30, 2004 and 68 days at December 31, 2004.  DSOs are expected to approximate the current level during the remainder of 2005.  All client receivable collectibility and billing issues identified by management have been adequately reserved. For the period ended September 30, 2005, there were no significant changes in credit terms, credit policies or collection efforts.

Net cash used in investing activities in the first nine months of 2005 was $1.7 million, consisting primarily of capital expenditures totaling $2.3 million partially offset by proceeds from sale of assets of $0.6 million.

Net cash provided by financing activities in the first nine months of 2005 was $1.5 million, primarily consisting of shares issued pursuant to the employee stock option plan and employee stock purchase plan.

The Company has a $40 million line of credit facility with availability based primarily on eligible customer receivables.  The interest rate is LIBOR plus 2.75% based on unpaid principal.  The borrowing base less outstanding loans must equal or exceed $5.0 million.  As of September 30, 2005, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $16.6 million was available for borrowing as of September 30, 2005.  The fee for the unused portion of the line of credit is 0.375% per annum charged to the Company monthly.  This charge was approximately $83,000 and $77,500 for the nine month periods ended September 30, 2005 and 2004, respectively.  This line of credit includes covenants relating to the maintenance of cash balances and minimum availability, in addition to providing for limitations on incurring obligations and spending limits on capital expenditures.  The Company did not satisfy this covenant for the quarter ended March 31, 2004.  A waiver was received from the lending institution for the quarter ended March 31, 2004 along with an amendment to the credit facility lowering the three-month average minimum collections covenant to $10 million.  As of September 30, 2005, the Company was in compliance with the covenant. This credit facility was scheduled to expire in July 2005. However, on July 1, 2005, the Company signed a one-year extension of the facility, which will remain in effect until July 2006.

Pursuant to the terms of the Company’s acquisition of RGII, the seller of RGII may be entitled to contingent payments based on RGII’s performance against profitability objectives over three years.  The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years only if certain financial performance objectives are met.  These financial performance objectives are based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period. The $10 million contingent note is collateralized by the assets of RGII. There are no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  In February 2004, a payment was made for the first six-month installment of approximately $631,000, pertaining to this contingent note.  In February 2005, a payment of approximately $1.8 million was made representing the second installment of the contingent note.  Future payments, if the applicable EBIT targets are met, will be due as follows: 2005 payment of $3.3 million and 2006 payment of $4.3 million. If applicable EBIT targets are not met, future payments will be reduced or may result in a partial or total repayment to the Company of previous contingent payments.

During the first quarter of 2004, the Company recorded a non-cash reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million.

On October 18, 2005, as a consequence of the removal of the Company’s then existing Board of Directors without cause and the election of the new Board of Directors, a change of control was deemed to have occurred under the Company's SERP. Accordingly, change of control payments totaling $10.9 million were paid on October 25, 2005, including $10.3 million to the SERP participants and $0.6 million to a key executive, per the terms of the related employment agreement. As of September 30, 2005, the recorded accrual for the SERP payments approximated $2.2 million, resulting in a charge of approximately $8.7 million, which will be recorded in the fourth quarter of 2005. In addition, as of September 30, 2005, the Company had unrealized losses on the applicable SERP investments totaling $1.2 million. This loss will be recognized in the fourth quarter of 2005 as a result of the sale of these investments.

On October 18, 2005, the Company’s Board of Directors appointed a new President and CEO for the Company. As a result, per his employment agreement, the former CEO was paid severance in the amount of $895,000, along with his deferred compensation funds, which approximated $381,000.

The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next year.

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  The following table summarizes all commitments under contractual obligations as of September 30, 2005:

	Obligation Due
(dollars in thousands)	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
Operating Leases	$8,771	$5,479	$3,075	$217	$—
RGII Contingent Notes*	7,596	3,300	4,296	—	—
Deferred Compensation	2,732	6	16	465	2,245
Supplemental Retirement Plan	9,750	—	250	1,000	8,500
Other	912	912	—	—	—
Total Cash Obligations	$29,761	$9,697	$7,637	$1,682	$10,745

* Obligation if applicable EBIT targets are met.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1).  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R).  FAS 123R requires that compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date.  The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005.  The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R.  SAB 107 assists issuers in their initial implementation of FAS 123R and indicates that the staff’s understanding that, particularly in the period of initial implementation, issuers may reasonably arrive at different estimates and option valuations in applying FAS 123R.  We expect the adoption of this statement will have a material effect on the Company’s financial statements, but we cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets” (FAS 153) - an amendment of Accounting Principles Board Opinion No. 29 (Opinion 29).  The guidance in Opinion 29, “Accounting for Nonmonetary Transactions” is based on the underlying principle that the measurement of exchanges of nonmonetary assets should be based on the fair value of the assets exchanged.  However, Opinion 29 included certain exceptions to that principle, including a requirement that exchanges of similar productive assets should be recorded at the carrying amount of the asset relinquished.  FAS153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance.  Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance.  FAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (FAS 154) , which changes the accounting and reporting requirements for the change in an accounting principle.  Accounting Principles Board Opinion 20, “Accounting Changes” (Opinion 20), which is superseded by FAS 154, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change.  FAS 154 instead requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so.  FAS 154 differentiates between “retrospective application” and “restatement”.   “Retrospective application” is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  In contrast, restatement is defined as the revising of previously issued financial statements to reflect the correction of an error.  If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, but the cumulative effect to all prior periods can be determined, the new accounting principle should be applied to assets and liabilities balances as of the beginning of the earliest period for which retrospective application is practicable.  In addition, a corresponding adjustment should be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  If it is impracticable to determine the cumulative effect of applying a change in accounting principle to any prior period, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable.  FAS 154 also requires retrospective application to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  If a pronouncement includes specific transition provisions, those provisions should be followed.  FAS 154 limits the retrospective application of a change in accounting principle to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the change.  FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  The guidance contained in Opinion 20 for reporting the corrections of errors in previously issued financial statements, and changes in accounting estimates is carried forward to FAS 154 without change.  Additionally, FAS 154 carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s financial condition or results of operations.

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

Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15e under the Securities Exchange Act of 1934, as amended) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

On September 2, 2005, the Company held a Special Meeting of Shareholders to vote on proposals relating to its proposed merger with Analysts International Corporation. The proposals and results of the voting were as follows:

1)	The vote on a proposal to approve the issuance of shares of the Company’s stock in connection with the merger of Analysts International Corporation, was as follows:

For	Against	Abstain
10,794,429	14,225,244	44,072

2)	The vote on a proposal to approve any motion to adjourn or postpone the special meeting to permit the further solicitation of votes, was as follows:

For	Against	Abstain
8,007,884	15,046,775	2,009,086

3)	The vote on a proposal to approve the amendment and restatement of the certificate of incorporation to change the name of the Company to International Horizons Group, Inc., was as follows:

For	Against	Abstain
10,781,619	14,216,632	65,494

Since all of the proposals before the meeting were non-discretionary, there were no broker non-votes to any proposal.

Item 6.

Exhibits

*31.1 – CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

*31.2 – CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

*32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	November 8, 2005	/s/ Dennis Conroy
Dennis Conroy, President and CEO
(Principal Executive Officer)

DATE:	November 8, 2005	/s/ Michael J. Shea
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer and Principal Accounting Officer)