Form 10-K
period 2005-12-31
COMPUTER HORIZONS CORP
filed 2006-03-16
CIK 23019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).   Yes   ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
 Yes   ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $98,000,000.The number of shares outstanding of each of the registrant’s classes of common stock as of March 14, 2006 were 32,525,514 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders.

COMPUTER HORIZONS CORP.
December 31, 2005
Form 10-K

Disclosure Regarding Forward Looking Statements

Statements included in this Report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective clients for the Company’s services, the availability of qualified professional staff, and price and wage inflation.

PART I

Item 1.                        Business

General

Computer Horizons Corp. (“CHC” or “the Company”), founded in 1969, provides professional information technology (IT) services to multi-national companies throughout North America, and to the United States government. CHC was founded in 1969 and incorporated in 1972 under the laws of the State of New York. The Company provides a broad range of IT staffing and project-based solution services using a global delivery model that allows the Company to perform work at client sites or at CHC development centers in the U.S., Montreal, Canada, and Chennai, India. CHC has long-standing relationships, some dating back almost 30 years, with many blue-chip customers in a range of vertical industries, with particular strengths in the insurance, financial services, healthcare, pharmaceutical, telecom and consumer packaged goods industries. CHC’s subsidiary, RGII Technologies, Inc (“RGII”), serves various agencies and departments of the U.S. Federal government. CHC’s market-leading Chimes, Inc. (“Chimes”) subsidiary offers a comprehensive business process outsourcing (BPO) solution for vendor management services (VMS), enabled by its proprietary technology, Chimes™. Chimes manages more than $1.8 billion in contingent labor spend for its global client base.

The Company’s clients are generally very large, Global 2000 companies in many industries and with wide geographic dispersion. For the years ended December 31, 2005, 2004 and 2003, the Company’s ten largest clients accounted for approximately 32%, 24% and 38% of its revenues, respectively. In 2005, the Company provided information technology services to 408 clients.  During 2005, the Company’s largest client accounted for approximately 6% of the Company’s consolidated revenues.

The Company offers professional information technology (IT) services, which are divided into three segments; (1) Commercial; (2) RGII Technologies, Inc. (Federal); and (3) Chimes, Inc. The following describes each of these segments:

(1)         Commercial: CHC’s Commercial Services business unit is organized into two lines of services: IT Services (IT staffing), and Solutions (project-based IT work). The IT Services practice provides skilled technology personnel to meet clients’ temporary needs (including support personnel, programmers, architects and project managers). These personnel are typically deployed and managed by CHC clients as part of a larger on-site technology effort. The Solutions practice offers a very broad range of technical knowledge, focusing on application management and support, application development and software quality management. All Solutions engagements are managed by CHC using its own technical resources and development centers. The Commercial division was comprised of approximately 1,730 billable consultants at the end of 2005.

(2)         RGII Technologies, Inc. (Federal): As a wholly-owned subsidiary of CHC, RGII provides enterprise management, network infrastructure, information assurance and security, web development and integration, call management, engineering technology and technical services to Federal government agencies and both small and large prime contractors, both on- and off-site. The division was comprised of approximately 390 billable consultants at the end of 2005. The Company also offers as part of its services its Monument ™ software solution, a web-enabled performance-based budgeting tool for the government market. Although the Federal unit has a presence in numerous Federal government agencies, the agencies accounting for the larger percentage of unit revenue are the Federal Aviation Administration, Department of Commerce, Department of Defense, Department of Labor and the Department of State.

(3)         Chimes, Inc.: As a wholly-owned subsidiary of CHC, Chimes provides business process outsourcing (BPO) services and workforce procurement and management services to the Global

2000.  Through scalable, web-based applications and on-site program management services, Chimes administers the staffing cycle to identify, leverage and manage the enterprise-wide spend on human procurement. The Chimes BPO solution delivers a supplier-neutral approach to human capital procurement, while significantly reducing the cost of acquiring and managing contingent and permanent labor by incorporating workflow efficiencies with integrated applications and services. Chimes replaces clients’ many existing individual supplier contracts with a single Chimes BPO agreement and re-engages all necessary resource suppliers under a single contract umbrella. This allows Chimes to simplify clients’ timesheet, billing, contracting and payments processes by submitting a single invoice for all resource usage. Chimes is responsible for paying and administering suppliers, providing its clients with significant process efficiencies. Research and Development costs for the years ended December 31, 2005, 2004 and 2003 were approximately $2.0 million, $3.3 million and $3.8 million, respectively.

As previously announced by the Company, at a special shareholders meeting on October 18, 2005, CHC shareholders elected a new Board of Directors, which is now chaired by Eric Rosenfeld, president and chief executive officer of Crescendo Partners. The Board also appointed Dennis J. Conroy, president and chief executive officer, and Brian A. Delle Donne, executive vice president and chief operating officer.

During the fourth quarter of 2005, the new CHC executive team conducted a review of the Company’s strategic and operational strengths and weaknesses, and formulated a plan for improved performance. The plan included restructuring the Company to address lines of accountability, sharpen the focus of service offerings, set performance standards and goals and eliminate inefficiencies. CHC’s Commercial Services business was a highly centralized organization. This plan reorganized the business into five consolidated geographic regions for Staffing sales, recruiting and operations, and two Solutions units. The reorganization should encourage closer collaboration between sales and delivery at the customer level and to facilitate clearer and more-timely measurement of and influence on results. In Solutions delivery, CHC expects to tighten its focus on a more limited but deeper suite of services that capitalizes on CHC strengths, promises growth, and can be supported effectively in CHC-controlled development sites. At the same time, CHC expects to reduce corporate overhead. As an outgrowth of all of these changes, CHC anticipates improved revenue and margin performance. The Company also took steps to lower operating overhead and recognized a related $1.5 million charge during the fourth quarter of 2005. CHC expects an approximate $3.2 million reduction in annual costs, which is designed to deliver growth and profitability for 2006 and beyond. In addition to these personnel costs savings, the Company’s SAP financial system was fully depreciated at the end of 2005 and the Company will complete additional office consolidations which, together, the Company expects will reduce annualized operating expenses by about $1,000,000.

Similarly, the Federal business unit completed a restructuring and rationalization of its services, while working to strengthen business development. Chimes moves into 2006 with an expanded suite of services, stronger focus on sales and continued emphasis on customer service.

Financial Information about Industry Segments

The information required by this item is incorporated herein by reference to Note 9 of the Notes to Consolidated Financial Statements included under Item 8 of this Report.

Employees

As of December 3l, 2005, the Company had a staff of 2,890, including approximately 2,200 IT professionals. None of the Company’s employees are subject to a collective bargaining arrangement. The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

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

Backlog

The Company’s backlog of services to be completed pertains primarily to the Federal business unit. Funded and unfunded backlog (contracted, but not yet funded) approximated $15.7 million and $118.7 million, respectively, as of December 31, 2005. Funded and unfunded backlog was approximately $20.2 million and $115.5 million, respectively, as of December 31, 2004.

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

Available Information

The Company’s internet website address is www.computerhorizons.com. Each of the companies subsidiaries maintains its own website. The RGII website address is www.rg2.com and the Chimes, Inc. website address is www.chimesnet.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Item 1A.                Risk Factors

Our operating results have varied, and are likely to continue to vary significantly. This may result in volatility in the market price of our common stock.

Our revenues and operating results have varied in the past and are likely to vary significantly from year to year. This may lead to volatility in the share price. Some other factors that may cause the market price of the common stock to fluctuate substantially, include:

•       the failure to be awarded a significant project on which we have bid;

•       the termination by a client of a material project or the decision by a client not to proceed to the stage of a project that we anticipated;

•       announcement of new services by us or the competitors;

•       announcement of acquisitions or other significant transactions by us or our competitors;

•       changes in or failure to meet earnings estimates by us and/or securities analysts;

•       sales of common stock by us or the existing shareholders or the perception that such sales may occur;

•       adverse judgments or settlements obligating us to pay liabilities;

•       changes in management; and

•       general economic conditions and overall stock market volatility.

The current trend of companies moving technology jobs and projects offshore has caused and could continue to cause revenues to decline.

In the past few years, more companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the decline in domestic IT staff augmentation revenue as well as on-site solutions oriented projects. We now have our own outsourcing centers in India and Canada to compete for this business, but this new business has not been sufficient to offset the revenue decline. Additionally, the equivalent amount of work in low cost centers will generate substantially less revenue due to the lower billing rates that are charged in these offshore outsourcing centers.

The failure to be successful in retaining existing and future highly-skilled technical personnel and attracting a sufficient number of IT professionals and project managers could adversely affect our business.

Our business is labor intensive and depends to a large extent on its ability to attract, train, motivate and retain highly-skilled IT professionals and project managers. Our ability to win and retain new business is significantly affected by client relationships and the quality of service rendered. The loss of key IT professionals and project managers may jeopardize existing client relationships with businesses that continue to use our services based upon past relationships with key IT professionals and project managers.

We derive a significant portion of revenues from a limited number of large clients and the loss of any large client could have an adverse effect on our business.

We have derived, and we believe we will continue to derive, a significant portion of our revenues from a limited number of large clients. For the years ended December 31, 2005, 2004 and 2003, our ten largest clients accounted for approximately 32%, 24% and 38% of our revenues, respectively. The loss of any large client could have an adverse effect on our business, results of operations and financial condition. For the year ended December 31, 2005, approximately 6% of RGII’s revenues were derived from restricted contracts (minority based contracts, etc.)  These contracts may be terminated pursuant to the Federal government’s rights under the Federal Acquisition Regulations. In addition, as a result of RGII’s acquisition by us, RGII will not be eligible to compete for these types of contracts in the future and will have to replace this revenue stream with new contracts. If these contracts are terminated or we are not able to enter new contracts on acceptable terms, our business could be adversely affected.

Changes in Federal government programs and requirements, or budgetary changes affecting Federal government spending in agencies specific to us, or changes in fiscal policies or available funding, may adversely affect our results of operations.

We acquired RGII Technologies, Inc. in July 2003 and RGII acquired AIM in April 2004. RGII receives substantially all its revenue from contracts with the Federal government. For the year ended December 31, 2005, we received approximately 17% of our total revenue from RGII. Significant changes in RGII’s revenues may adversely affect our results of operations.

Projects performed by RGII are subject to Defense Contract Audit Agency audits and compliance with government cost accounting standards. The results of such audits may result in adjustments to RGII’s reported financial results.

RGII has cost reimbursable type contracts with the U.S. Government, whereby RGII is reimbursed based upon direct expenses attributable to the contract, plus a percentage based upon indirect expenses. The indirect rates are estimated. Accordingly, if the actual rates as determined by the Defense Contract Audit Agency, or DCAA are below the estimated rates, a refund for the difference will be due to the U.S. Government. A significant refund due to the U.S. Government may adversely affect our results of operations. DCAA has completed its incurred cost audits for all fiscal years for RGII through December 31, 2004 and through December 31, 2002 for AIM.  Past audits have not resulted in significant adjustments.

We face competition from a number of existing competitors, as well as potential new competitors, which could result in loss of market share and adversely affect business.

The markets for our services are highly competitive. We compete with large providers of IT staffing services, including Comsys IT Partners Inc. and MPS Group, Inc. In addition, we compete for staffing projects with the information systems groups of prospective clients. In the Solutions business, we compete with consulting and system integration firms, including Analysts International Corporation, iGATE Corp., Covansys Corp., Accenture, Bearingpoint, CIBER, Inc., Computer Sciences Corporation, Computer Task Group, Electronic Data Systems Corp., IBM Corp. and Keane, Inc. We also compete in the IT solutions market with vendors of application software. There are relatively low barriers to entry in the markets that we compete in and we have faced and expect to continue to face, additional competition from other established and emerging companies. Increased competition may result in greater pricing pressure which could have an adverse effect on our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources and generate greater revenues than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in clients’ requirements, or to devote greater resources to the development, promotion, sale and support of their services and products. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their services or products to address the staffing and solution needs of prospective clients. Accordingly, it is possible that new competitors, alliances among competitors or alliances between competitors and third parties may emerge and acquire significant market share. If this were to occur, it could have an adverse effect on our business, results of operations and financial condition.

The introduction of competitive IT solutions embodying new technologies and the emergence of new industry standards may render our existing IT solutions or underlying technologies obsolete or unmarketable which could have an adverse effect on its business.

The IT solutions industry is characterized by rapid technological change, changing client requirements and new service and product introductions. The introduction of competitive IT solutions embodying new technologies and the emergence of new industry standards may render our existing IT solutions or underlying technologies obsolete or unmarketable. As a result, it is dependent in large part upon its ability to develop new IT solutions that address the increasingly sophisticated needs of our clients, keep pace with new competitive service and product offerings and emerging industry standards and achieve broad market acceptance. The business will be adversely affected if we are not successful in developing and marketing new IT solutions that respond to technological change, changing client requirements or evolving industry standards.

Some of our services are offered on a fixed-price basis. The failure to estimate accurately the resources and time required for a project or failure to complete our contractual obligations within the time frame committed could have an adverse effect on our business.

We offer some of our services on a fixed-price rather than on a time-and-materials, or best efforts, basis. Under the terms of these contracts we bear the risk of cost overruns and inflation in connection with these projects. In the event that we fail to estimate accurately the resources and time required for a project or fail to complete our contractual obligations within the time frame committed, our business, operating results and financial condition could be adversely affected.

Our international operations subject us to additional risks that can adversely affect operating results.

Our international operations, which comprised 13.5%, 10.7%, and 10.5% of consolidated revenues for the years ended December 31, 2005, 2004, and 2003, respectively, depend greatly upon business, immigration and technology transfer laws in those countries in which we have international operations and upon the continued development of technology infrastructure. As a result, our business is subject to the risks generally associated with non-U.S. operations including:

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

If any of these factors were to render the conduct of business in a particular country undesirable or impracticable, there could be an adverse effect on our business, operating results and financial condition.

If we fail to protect our intellectual property rights, competitors may be able to use our technology and this could weaken our competitive position, reduce revenue and increase costs.

We rely primarily upon a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual arrangements to protect proprietary rights. The steps taken to protect proprietary rights may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. If third parties were to use or otherwise misappropriate our copyrighted materials, trademarks or other proprietary rights without consent or approval, our competitive position could be harmed, or we could become involved in litigation to enforce our rights.

Third parties could assert that our services infringe their intellectual property rights, which, if successful, could adversely affect our business.

Third parties may assert trademark, copyright, patent and other types of infringement or unfair competition claims against us. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, loss of access to, and use of software and diversion of technical and management personnel. As a result of such dispute, we may have to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of infringement against us and it is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could adversely affect our business.

In the event of a failure in a client’s computer system, a claim for substantial damages may be made against us regardless of our responsibility for the failure, which if successful, could adversely affect our business.

Much of our business involves projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Any failure in a client’s system could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Limitations of liability set forth in service contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages. We maintain general liability insurance, including coverage for errors and omissions, however, we may not be able to avoid significant claims and resulting publicity. Furthermore, there can be no assurance that the insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought against us in excess of our insurance coverage could have an adverse effect on business, operating results and financial condition.

As a provider of staffing services, there are risks associated with placing employees (and independent contractors) at clients’ businesses, which could result in costly and time-consuming litigation.

We could be subject to liability if any of the following risks associated with placing our employees (and independent contractors) at clients’ businesses occurs:

•       possible claims of discrimination and harassment;

•       liabilities for errors and omissions by our employees (and independent contractors);

•       misuse of client proprietary information or intellectual property;

•       injury to client employees;

•       misappropriation of client property;

•       other criminal activity; and

•       torts and other similar claims.

Any claims made against us could result in costly and time-consuming litigation. In addition, under some circumstances, we may be held responsible for the actions of persons not under our direct control.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of us or limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation and Bylaws could make a merger or tender offer involving us more difficult, even if such events would be beneficial to the interests of the shareholders. These provisions include adoption of a Preferred Shares Rights Agreement, commonly known as a “poison pill” and giving the Board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without shareholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. The above factors and certain provisions of the New York Business Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our control or management, including transactions in which the shareholders might otherwise receive a premium over the fair market value of our common stock.

Item 2.                        Properties

The Company’s Corporate and Financial Headquarters (the “Headquarters”), as well as its Eastern Regional Office, comprising approximately 31,764 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey. The Mountain Lakes lease is for a term expiring September 30, 2006, at a current annual rental of approximately $700,000. Upon lease expiration, the Company intends to enter a new lease for its Headquarters (for approximately 20,000 square feet) located in the general vicinity of its current leased property. As of December 3l, 2005, the Company also maintained leased operating facilities, some of which are shared between Commercial and Chimes business segments, in Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Michigan, Minnesota, New Jersey, New York, Ohio and Washington, as well as international operations located in India and Canada, with an aggregate of approximately 205,350 square feet. RGII maintains leases in Maryland, Virginia and Oklahoma. Chimes maintains facilities in California, Illinois, Michigan, Minnesota and New Jersey. The leases for all of these facilities are at a current annual aggregate rental of approximately $4.3 million. These leases expire at various times with no lease commitment longer than March 31, 2012. The Company believes that the facilities are adequate for the current level of operations.

Item 3.                        Legal Proceedings

The Company is involved in various routine litigation matters, which arise through the normal course of business. Although the outcome of such matters is unpredictable with assurance, management does not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations. However, depending on the amount and timing of any unfavorable outcome of any such matters, such outcome could possibly materially and adversely affect our future results of operations or cash flows in any particular period.

Item 4.                        Submission of Matters to a Vote of Security Holders

On July 22, 2005, a group comprised of Crescendo Partners II, L.P., Series R, Crescendo Investments II, LLC, Eric Rosenfeld, F. Annette Scott Florida Trust, Richard L. Scott Florida Trust, Scott Family Florida Partnership Trust, Richard L. Scott, Stephen T. Braun and The Computer Horizons Full Value Committee (collectively, the “Full Value Committee”), filed a Statement on Schedule 13D (the “Schedule 13D”) with the SEC disclosing their opposition to the Company’s previously announced proposed merger with Analysts  International Corporation (“Analysts”) and their intention to solicit the Company’s shareholders to vote against the Company’s proposals in furtherance of the proposed merger. The Schedule 13D further disclosed the Full Value Committee’s intention to call a special meeting of the Company’s shareholders in order to remove up to all of the Company’s existing directors and to replace them with the Full Value Committee’s own slate of director nominees. As previously reported, at the Company’s special meeting of shareholders held on  September 2, 2005, the Company’s shareholders voted not to approve the proposals related to the proposed merger and, as such, the proposed merger was not consummated.

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

This second special meeting of shareholders took place on October 11, 2005. At the special meeting, the Company’s shareholders voted (i) to remove all of the existing directors serving on the Company’s board of directors without cause, (ii) to fix the number of members comprising the board at five, and (iii) to elect the five directors nominees selected by the Full Value Committee, specifically: Messrs. Eric Rosenfeld, Karl L. Meyer, Robert F. Walters, Frank J. Tanki and Willem van Rijn. The proposals and results of the voting are as follows:

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

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Nasdaq National Market, under the symbol CHRZ. The range of high and low closing stock prices, as reported by the Nasdaq National Market, for each of the quarters for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
	High	Low	High	Low
Quarter
First	$4.40	$3.48	$4.50	$3.85
Second	3.96	2.62	4.23	3.38
Third	4.48	3.04	4.62	3.66
Fourth	4.56	3.96	4.41	3.45

The Company plans to reinvest its earnings in future growth opportunities and, therefore, does not anticipate paying cash dividends in the near future and has not paid any to date. During 2005, the Company did not issue or repurchase shares of its common stock. As of March 6, 2006, there were approximately 798 registered holders of common stock, according to the Company’s transfer agent.

Item 6.                        Selected Financial Data

Consolidated Statement of Operations Data:

	December 31,
	2005	2004	2003	2002	2001
	(dollars amounts in thousands, except per share data)
Revenues	$268,836	$262,527	$245,210	$297,115	$400,784
Costs and expenses:
Direct costs	184,159	180,606	173,198	216,181	281,576
Selling, general and administrative	88,341	85,141	80,634	91,343	128,832
Change of Control charges	13,247	—	—	—	—
Amortization of intangibles	1,080	1,695	1,084	—	2,695
Restructuring charges	2,175	2,859	3,278	2,515	1,048
Write-down of assets held for sale	—	—	—	—	5,473
Special charges/(credits)	5,728	(939)	10,113	—	—
Goodwill impairment	—	20,306	—	—	—
Write-off of assets	—	910	—	—	—
Loss from operations	(25,894)	(28,051)	(23,097)	(12,924)	(18,840)
Other income/(expense):
Gain/(loss) on sale of assets	—	—	(424)	5,890	(3,197)
Net (loss)/gain on investments	(1,180)	—	(432)	(61)	90
Interest income	849	337	529	928	2,293
Interest expense	(27)	(103)	(51)	(174)	(1,944)
Loss before income taxes and cumulative effect of a change in accounting principle and minority interest	(26,252)	(27,817)	(23,475)	(6,341)	(21,598)
Income taxes/(benefit)	20,168	(2,690)	(6,409)	1,869	(7,148)
Loss before cumulative effect of change in accounting principle and minority interest	(46,420)	(25,127)	(17,066)	(8,210)	(14,450)
Minority interest	—	(45)	(89)	35	—
Cumulative effect of change in accounting principle	—	—	—	(29,861)	—
Net loss	$(46,420)	$(25,172)	$(17,155)	$(38,036)	$(14,450)
Loss per share:
Basic and diluted	$(1.48)	$(0.82)	$(0.56)	$(1.22)	$(0.45)
Weighted average number of shares outstanding:
Basic and diluted	31,399,000	30,870,000	30,455,000	31,243,000	31,911,000

	December 31,
	2005	2004	2003	2002	2001
Analysis (%)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Gross margin	31.5	31.2	29.4	27.2	29.7
Selling, general and administrative	32.9	32.4	32.9	30.8	32.1
Amortization of intangibles	0.4	0.6	0.4	—	0.7
Restructuring charges	(0.8)	1.1	1.3	0.8	0.2
Write-down of assets held for sale	—	—	—	—	1.4
Special charges/(credits)	2.1	(0.3)	4.1	—	—
Goodwill impairment	—	7.7	—	—	—
Write-off of assets	—	0.3	—	—	—
Loss from operations	(9.7)	(10.7)	(9.4)	(4.4)	(4.7)
Gain/(loss) on sale of assets	—	—	(0.2)	2.0	(0.8)
Net (loss)/gain on investments	(0.4)	—	(0.2)	—	—
Interest income/(expense)—net	0.3	0.1	0.2	0.3	0.1
Loss before income taxes and cumulative effect of a change in accounting principle and minority interest	(9.8)	(10.6)	(9.6)	(2.1)	(5.4)
Income taxes/(benefit)	7.5	(1.0)	(2.6)	0.6	(1.8)
Loss before cumulative effect of change in accounting principle	(17.3)	(9.6)	(7.0)	(2.7)	(3.6)
Cumulative effect of change in accounting principle	—	—	—	(10.1)	—
Net loss	(17.3)	(9.6)	(7.0)	(12.8)	(3.6)
Revenue growth/(decline) YOY	2.4	7.1	(17.5)	(25.9)	(10.0)
Net income growth/(decline)YOY	(84.0)	(46.7)	54.9	(163.2)	75.0
Return on equity, average(1)	(44.2)	(19.7)	(12.4)	(22.7)	(7.3)
Effective tax rate	2.7	9.7	27.3	29.5	33.1
Consolidated Balance Sheet Data:
At year-end
Total assets	$143,342	$159,084	$180,326	$193,731	$237,721
Working capital	51,404	68,882	64,824	105,579	115,747
Long-term debt	—	—	—	—	—
Shareholders’ equity	84,027	125,781	130,337	145,855	189,855
Other Data:
Stock price	$4.35	$3.81	$3.92	$3.27	$3.21
Employees	2,890	3,137	2,665	2,800	3,313
Clients (during year)	408	405	967	905	879
Offices (worldwide)	27	31	31	36	52

(1)          Return on equity, average is calculated by dividing Net Income/(loss) for the period by the average shareholders’ equity for the same period.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the December 31, 2005 financial statements and related notes included in separate sections of this Form 10-K.

Overview

Computer Horizons Corp. (“CHC”, or  the “Company”), founded in 1969 provides professional information technology (IT) services to multi-national companies throughout North America, and to the United States government. CHC was founded in 1969 and incorporated in 1972 under the laws of the State of New York. The Company provides a broad range of IT staffing and project-based solution services using a global delivery model that allows the Company to perform work at client sites or at CHC development centers in the U.S., Montreal, Canada, and Chennai, India.

The Company had revenues for the full year ended December 31, 2005 of $268.8 million, compared to $262.5 million for 2004. The revenue increase of 2.4% for the full year ended December 31, 2005 was primarily attributable to Chimes and, to a lesser extent, the Commercial business.

The Company’s net loss for the year ended December 31, 2005 totaled $46.4 million, or $(1.48) per share, compared with a net loss of $25.2 million, or $(0.82) per share in the comparable period of 2004. The net loss for 2005 includes amortization of intangibles and special charges/(credits) which approximate:

•       $1.1 million, or $(0.03) per share related to the amortization of intangibles;

•       $13.2 million, or $(0.42) per share pertaining to change of control charges as a consequence of the removal of the Company’s existing Board of Directors and the election of a new Board of Directors in October 2005;

•       $5.7 million, or $(0.18) of special charges pertaining primarily to costs associated with the unsuccessful proposed merger with Analysts International Corp. and the expenses associated with two proxy contests;

•       $2.2 million, or $(0.07) per share of restructuring costs related to the reorganization of the Commercial Services business;

•       $19.5 million, or $(0.62) per share, pertaining to an increase in the valuation allowance established for deferred tax assets;

•       $1.2 million, or $(0.04) per share, loss on sale of investments related to the Supplemental Executive Retirement Plan.

Management continues to focus on maintaining a healthy balance sheet, with approximately $46.4 million in cash and cash equivalents at December 31, 2005 (including $29.4 million of cash to be disbursed to Chimes vendors in accordance with the client payment terms), along with $51.4 million in working capital and no debt outstanding.

During the fourth quarter of 2005, the new CHC executive team conducted a review of the Company’s strategic and operational strengths and weaknesses, and formulated a plan for improved performance. The plan included restructuring the Company to address lines of accountability, sharpen the focus of service offerings, set performance standards and goals and eliminate inefficiencies.

The Company’s Commercial Services business was a highly centralized organization. This plan reorganized the business into five consolidated geographic regions for Staffing sales, recruiting and operations, and two Solutions units. The reorganization should encourage closer collaboration between sales and delivery at the customer level and to facilitate clearer and more timely measurement of and influence on results. In Solutions delivery, the Company expects to tighten its focus on a more limited but deeper suite of services that capitalize on the Company’s strengths promises growth and can be supported effectively in Company-controlled development sites. At the same time, the Company expects to shrink corporate overhead. The Company also took steps to lower operating overhead and recognized a related $1.5 million restructuring charge during the fourth quarter of 2005. In addition to these personnel costs savings, the Company’s SAP financial system was fully depreciated at the end of 2005 and the Company expects to complete additional office consolidations, which together the Company expects will reduce annualized operating expenses by about $1.0 million.

Similarly, the Federal business unit completed a restructuring and rationalization of its services, while working to strengthen business development.

Recent Developments

Termination of Proposed Merger

As previously reported, in April, 2005, the Company, JV Merger Corp., a Minnesota corporation and a wholly-owned subsidiary of the Company (the “Sub”), and Analysts International Corporation, a Minnesota corporation (“Analysts”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, subject to satisfaction or waiver of applicable conditions, Sub would have been merged with and into Analysts (the “Merger”) and each issued and outstanding share of common stock, par value $.10 per share, of Analysts (other than shares held of record by the Company, Sub, Analysts and any of their subsidiaries) would have been converted into the right to receive 1.15 fully paid and non-assessable shares of the Company’s common stock, par value $.10 per share (the “Merger Consideration”). Completion of the Merger was subject to several conditions, including approval by the shareholders of each company and, on September 2, 2005, the Company held a special meeting of its shareholders (the “Special Meeting”) for the purpose of voting on the proposals related to the proposed merger. The Company’s shareholders voted not to approve the proposals related to the proposed merger and, as such, the proposed merger was not consummated. Due to the failure of the condition of shareholder approval, the Merger Agreement was terminated subsequent to the special meeting.

Special Meeting of Shareholders

On July 22, 2005, a group comprised of Crescendo Partners II, L.P., Series R, Crescendo Investments II, LLC, Eric Rosenfeld, F. Annette Scott Florida Trust, Richard L. Scott Florida Trust, Scott Family Florida Partnership Trust, Richard L. Scott , Stephen T. Braun and The Computer Horizons Full Value Committee (collectively, the “Full Value Committee”), filed a Statement on Schedule 13D (the “Schedule 13D”) with the SEC disclosing their opposition to the Company’s previously announced proposed merger with Analysts and their intention to solicit the Company’s shareholders to vote against the Company’s proposals in furtherance of the proposed merger. The Schedule 13D further disclosed the Full Value Committee’s intention to call a special meeting of the Company’s shareholders in order to remove up to all of the Company’s existing directors and to replace them with the Full Value Committee’s own slate of director nominees. As previously reported, at the Company’s Special Meeting held on September 2, 2005, the Company’s shareholders voted not to approve the proposals related to the proposed merger and, as such, the proposed merger was not consummated.

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

This second special meeting of shareholders (the “Second Meeting”) took place on October 11, 2005. At the Second Meeting, the Company’s shareholders voted (i) to remove all of the existing directors serving on the Company’s board of directors without cause, (ii) to fix the number of members comprising the board at five, and (iii) to elect the five director nominees selected by the Full Value Committee, specifically: Messrs. Eric Rosenfeld, Karl L. Meyer, Robert F. Walters, Frank J. Tanki, and Willem van Rijn.

Since the Second Meeting, Mr. Eric Rosenfeld has been named non-executive Chairman of the Company and the Company’s Board of Directors named Dennis J. Conroy, President and Chief Executive Officer, and Brian A. Delle Donne, Executive Vice President and Chief Operating Officer.

Change of Control Charges

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

On October 18, 2005, as a consequence of the removal of the Company’s then existing Board of Directors without cause and the election of the new Board of Directors, a change of control was deemed to have occurred under the Company’s SERP. Accordingly, change of control payments totaling $11.9 million were paid on October 25, 2005, including $10.4 million to the SERP participants and $1.5 million to key executives, pursuant to the terms of the related employment agreements. As of October 25, 2005, the prior accruals for SERP payments approximated $2.2 million, resulting in a charge of approximately $9.7 million, which was recorded in the fourth quarter of 2005. In addition, as of October 25, 2005, the Company had unrealized losses on the applicable SERP investments totaling $1.2 million. This loss was recognized in the fourth quarter of 2005 as a result of the sale of all SERP investments, which generated sales proceeds of approximately $4.7 million.

The Company maintains employment agreements with certain employees which contain change of control provisions requiring the payment of specified amounts approximating $3.5 million in aggregate. As a result of the previously noted October 18, 2005 change of control, the Company has recorded a $3.5 million charge in the fourth quarter of 2005, for change of control payments which payments will be made to the respective employees upon retirement or upon their termination of employment from the Company, other than for cause or disability. This liability is presented on the balance sheet as $2.9 million in long-term liabilities, and $0.6 million in other accrued expenses at December 31, 2005.

Vesting of Stock Options

Under the Company’s various equity incentive plans, as a result of the October 2005 change of control as defined in each plan, approximately 704,000 of outstanding unvested stock options vested and became immediately exercisable.

Board Review of Strategic Alternatives

In September of 2005, the Company’s Board of Directors retained the services of Jefferies Broadview to assist the Company in exploring strategic alternatives to maximize shareholder value. These alternatives include, but are not limited to, the possible sale of all or parts of the Company. Expressions of interest have been received from various parties and are currently being reviewed by the Company.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements including, but not limited to, risks associated with unforeseen technical difficulties, the ability to meet customer requirements, market acceptance of service offerings, changes in technology and standards, the ability to complete cost reduction initiatives, dependencies on certain technologies, delays, market acceptance and competition, as well as other risks described from time to time in the Company’s filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements included in this report are based on information available to the Company on the date hereof. The Company undertakes no obligation (and expressly disclaims any such obligation) to update forward-looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results would differ from those anticipated in such forward-looking statements.

Additional Information and Where to Find It

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Part II has been changed to reflect the realigned operating segments: Commercial, Federal Government and Vendor Management Services (Chimes) for 2004, as previously reported in the Company’s Form 10-K for the year ended December 31, 2004.

Revenue Generating Activities

The majority of the Company’s revenues are derived from professional services rendered in the information technology sector. Effective January 1, 2005, the Company realigned its business operations into three segments : Commercial, Federal Government (RGII) and Vendor Management Services (Chimes).

The Commercial business consists of providing technology consultants to large organizations on a temporary hire basis and is classified in two general categories, staff augmentation and solutions work. For the year ended December 31, 2005, this segment represented approximately 72% of total revenues, including $138.3 million of staff augmentation revenue and $57.1 million of commercial solutions revenue.

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

The Company’s customer relationships are memorialized in master agreements which address the terms and conditions which define the client engagement. Depending on the service to be performed for the client, either a task order (in the case of a Staffing engagement) or a Statement of Work (“SOW”) (in the case of a Solutions engagement) is generated. The SOW is signed by both the Company and the customer. In general, no Solutions work is done unless there is a SOW because the SOW provides the technical details of the work to be done. The SOW, although falling under the corresponding master agreement, is a stand-alone binding contractual document, typically outlining the project objectives, describing the personnel who will work on the project, describing phases of the project, the timeframes for work performance, and the rate of compensation, on a time and materials basis. In the event that the parameters of the project expand or otherwise change, a Project Change Request is implemented to memorialize whatever change has occurred to the deliverables, personnel and/or time/materials. The master agreements, in conjunction with the SOWs, are written to define, with as much detail as possible, the client relationship and all aspects of the work to be performed for the client. With regard to revenues expected in future periods, each SOW has a defined term or sets forth the anticipated length of a project. Where a client engagement is on-going, like certain “Help Desk” type services, the master agreements would still have a term length, but would recite that the agreement was renewable. Generally, commercial solutions engagements are for a year or less. Staff augmentation engagements can and do last for more than a year, with variations in the number of consultants being provided at any given time. Staffing engagements are generally cancelable by clients with a two to four week notice period. Commercial accounted for approximately 72% of revenue.

The Federal Government segment consists primarily of solutions type assignments, whereby the Company is responsible for project deliverables and other conditions contained in SOWs and/or contracts with the Federal Government. Federal Government engagements generally have a duration of several years, contingent upon the Federal Government exercising annual options to continue work. For the year ended December 31, 2005, the Federal Government segment accounted for approximately 17% of consolidated revenues.

Chimes, Inc., or Chimes, is a human capital management solution that, through the use of proprietary software and processes, manages the acquisition of temporary workforce of large organizations. For the year ended December 31, 2005, Chimes accounted for approximately 11% of total revenues.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill, and the valuation of deferred tax assets.

Revenue Recognition

Approximately 95% and 94% of consolidated revenue in 2005 and 2004, respectively, was derived from time-and-material contracts.

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

For fixed fee contracts, revenue is recognized on the basis of the estimated percentage of completion. Each fixed fee contract has different terms, milestones and deliverables. The milestones and deliverables primarily relate to the work to be performed and the timing of the billing. At the end of each reporting period an assessment of revenue recognized on the percentage of completion and milestones achieved criteria is made. If it becomes apparent that estimated cost will be exceeded, an adjustment to revenue and/or costs will be made. The cumulative effect of revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the impact of any revisions become known.

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

Evaluation of Bad Debt Reserve

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to income or to the allowance for doubtful accounts.

Goodwill

As of December 31, 2005 and 2004, the fair value of each of the reporting units was calculated using the following approaches (i) market approach and (ii) income approach. The reporting units are equal to, or one level below, reportable segments. Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices. Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity. Under the income approach, value is determined using the present value of the projected future cash flows to be generated by the reporting unit.

The fair value conclusion of the reporting units reflects an appropriately weighted value of the market multiple approach and the income approach discussed above. An asset approach is not used because the asset approach is most relevant for liquidation approaches, investment company valuations and asset rich company valuations (i.e. real estate entities) and was not deemed relevant for manufacturing and service company going-concern valuations.

For the year ended December 31, 2005, using an evaluation prepared by an independent appraisal firm, the Company completed an assessment of the fair value and carrying value of its Federal Government segment. As of December 31, 2005, the indicated fair value of the Federal Government reporting unit exceeded the carrying value. As a result, the Company concluded that the goodwill of approximately $27.6 million is not impaired.

For the year ended December 31, 2004, the Company reassessed the carrying value of goodwill associated with its Commercial Solutions Group. Because of a reduction in projected future cash flows in the Commercial Solutions business unit, primarily resulting from significant revenue declines in 2004, the Company determined that goodwill was impaired and recorded a non-cash charge of $20.3 million, related to the write-off of the Commercial Solutions goodwill. There was no income tax effect on the impairment charge as the related goodwill was primarily attributable to acquisitions which yielded no tax basis for the Company. The remaining goodwill of $27.6 million, as of December 31, 2004, is associated with the Company’s Federal Government segment.

Valuation of the Deferred Tax Asset

The Company records deferred tax assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases, and operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, management considers the scheduled reversal periods of the deferred tax assets, whether sustained profitability has been achieved and tax planning strategies.

The Company has significant deferred tax assets resulting from net operating loss carryforwards, capital loss carryforwards, and deductible temporary differences that may reduce taxable income in future periods. The Company has provided full valuation allowances on the future tax benefits related to capital losses, foreign net operating losses, and most state net operating losses. The Company believes that the valuation allowance is appropriate because these deferred tax assets have relatively short carryforward periods or relate to taxing jurisdictions which do not allow the filing of consolidated tax returns. The Company expects to continue to maintain a valuation allowance on these deferred tax assets until an appropriate level of profitability has been achieved in the applicable taxing jurisdictions, or strategies are developed that would enable the Company to conclude that it is more likely than not that a portion of these deferred tax assets will be realized.

In prior years management relied primarily on future projected income in assessing the realizability of deferred tax assets resulting from federal net operating loss carryforwards and other deductible temporary differences. As of December 31, 2005 it was determined that because of continued losses through the fourth quarter of the current year, it was no longer appropriate to rely on future projected income until sustained profitability has been achieved. Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets of $19.5 million in the fourth quarter of 2005.

As indicated previously in “Board Review of Strategic Alternatives,” various expressions of interest have been received for the purchase of all or parts of the Company. Should some of these result in the sale of parts of the Company, significant amounts of the $45.1 million of available net deferred tax assets may be realized.

Please refer to Note 7 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K, for further information regarding deferred income taxes.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.   Consolidated revenue increased to $268.8 million in the year ended December 31, 2005 from $262.5 million in the year ended December 31, 2004, an increase of $6.3 million or 2%.

Commercial revenues increased to $195.4 million in the year ended December 31, 2005 from $191.1 million in the year ended December 31 2004, an increase of $4.3 million or 2%. For the year ended December 31, 2005, Commercial consultant average headcount increased 1%, accounting for approximately $1.9 million of the revenue increase. The balance of the increase in revenue (approximately $2.4 million) is attributable to an increase in average bill rates.

Federal revenues decreased to $45 million in the year ended December 31, 2005 from $48.3 million in the year ended December 31, 2004, a decrease of $3.3 million or 7%. This decrease in Federal revenues is attributable to a 10% decrease in consultant average headcount, partially offset by the inclusion of Automated Information Management, Inc. (“AIM”) revenue (acquired in April 2004) in the full year of 2005.

Chimes revenue increased to $28.4 million in the year ended December 31, 2005, from $23.1 million in the year ended December 31, 2004, an increase of $5.3 million or 23%. This increase was primarily due to an expansion of managed spend at existing clients of approximately $3.6 million, with a $1.7 million increase attributable to new clients started in 2005.

Direct Costs and Gross Margins.   Direct costs increased to $184.2 million in the year ended December 31, 2005 from $180.6 million in the year ended December 31, 2004. Consolidated gross margin, revenue less direct costs, increased to 31.5% for the year ended December 31, 2005 from 31.2% in the same period of 2004. Commercial gross margin for 2005 were $36.8 million, or 18.8%, compared to $38 million, or 19.9% for 2004. This decrease is primarily attributable to the increase in Commercial revenue being transacted through Vendor Managed Service providers (23% of Commercial revenue in 2005 vs. 18% in 2004). Federal gross profit decreased to $20.4 million, or 45.4% in 2005, from $22.2 million, or 46%, in 2004. Gross margin in the Company’s Chimes segment increased to 96.7% for 2005 from 94% in 2004, primarily attributable to a reduction in licensing fees for software used to deliver Chimes services.

The slight improvement in the Company’s consolidated gross margin is primarily attributable to the increase in revenue from the higher-margin Chimes business unit. In 2005, Chimes represented approximately 11% of consolidated revenue, compared to approximately 9% in 2004.

Selling, general and administrative expenses.   Selling, general and administrative (“SG&A”) expenses increased to $88.3 million in the year ended December 31, 2005 from $85.1 million for the comparable period of 2004. As a percentage of revenue, the Company’s SG&A expenses increased to 32.9% in the year ended December 31, 2005 from 32.4% in the year ended December 31, 2004. This increase is primarily attributable to the acquisition of AIM in April 2004 (which yielded incremental SG&A expenses of approximately $900,000), additional SG&A expense in Chimes of approximately $1.4 million primarily related to increased delivery costs to support new clients, along with increased Corporate overhead.

Change of Control charges.   In the fourth quarter of 2005, the Company recorded a charge of approximately $13.2 million related to the change of control resulting from the removal of the Company’s then existing Board of Directors. The $13.2 million charge is comprised of the following:

•       $9.7 million charge for change of control payments resulting from provisions defined in the Company’s supplemental executive retirement plan (SERP);

•       $3.5 million charge pertaining to employment agreements which contain change of control provisions requiring future payments of specified amounts;

Special charges/(credits).   For fiscal year 2005, the Company recorded special charges/(credits) of $5.7 million primarily pertaining to expenses associated with two proxy contests and merger-related charges pertaining to the proposed merger with Analysts International Corp., which was not approved by the Company’s shareholders at the September 2, 2005 special meeting. For the year ended December 31, 2004, the Company recorded a special credit of $0.9 million related to an insurance refund.

Restructuring charges.   For the year ended December 31, 2005, the Company recorded restructuring charges of $2.2 million, primarily comprised of severance costs. During 2005, the Company conducted a review of the Company’s strategic and operational strengths and weaknesses and formulated a plan for improvement. The plan included restructuring the Company to address lines of accountability, eliminating several service offerings, setting performance standards and eliminating inefficiencies.

For the year ended December 31, 2004, the Company recorded restructuring charges of $2.9 million. During the fourth quarter of 2004, the Company completed its realignment initiatives whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients:  Federal Government (RGII), Commercial and Vendor Management Services (Chimes). In connection with the realignment, the Company recorded a $2.9 million restructuring charge comprised of approximately $2.8 million in severance costs and $0.1 million in lease obligation costs.

Loss from Operations.   The Company’s loss from operations totaled $25.9 million in the year ended December 31, 2005, compared to a loss of $28.1 million in 2004. The 2005 loss before income taxes, excluding the special items noted above, net interest and the loss on investments, totaled $3.6 million and was comprised of: a loss of $9.2 million in the Commercial business, profit of $2.6 million in the Federal business and profit of $3.0 million in Chimes. This compares to a loss before income taxes, excluding the special items noted above and net interest income, of $3.2 million in 2004 and is comprised of: a loss of $7.3 million in the Commercial business, profit of $4.7 million in the Federal business and a loss of $0.6 million in Chimes. The consolidated loss before income taxes, excluding all special items, was 1.4% of revenue for the year ended December 31, 2005, as compared to a loss of 1.2% in the comparable period of 2004.

Other Income/(Expense).   Other expense was $0.4 million in 2005, comprised of a loss on the sale of SERP investments of $1.2 million, partially offset by net interest income of $0.8 million. Other income in 2004, comprised of net interest income, totaled $0.2 million.

Provision for Income Taxes.   The effective tax rate for Federal, state and local income taxes was a tax expense of 76.8% for the year ended December 31, 2005 compared with 9.7% benefit for the year ended December 31, 2004. The primary reasons for the change in the effective tax rate were charges for change of control payments which did not give rise to tax benefits and an increase in the valuation allowance on deferred tax assets. In prior years management relied primarily on future projected income in assessing the realizability of deferred tax assets resulting from federal net operating loss carryforwards and other deductible temporary differences. As of December 31, 2005 it was determined that because of continued losses through the fourth quarter of the current year, it was no longer appropriate to rely on future projected income until sustained profitability has been achieved. Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets of $19.5 million in the fourth quarter of 2005. (see Note 7 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K).

Net Loss.   For the year ended December 31, 2005, the net loss was $46.4 million, or $1.48 loss per share, compared to a net loss of $25.2 million, or $0.82 loss per share for the year ended December 31, 2004. The effect of the change of control charges, special charges/(credits), restructuring charges, loss on sale of investments, amortization expense and increase in the deferred tax valuation allowance amounted to $1.33 loss per share in 2005. The effect of restructuring charges, goodwill impairment, amortization expense, write-off of assets, and special credit for an insurance refund amounted to $0.68 loss per share in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.   Consolidated revenue increased to $262.5 million in the year ended December 31, 2004 from $245.2 million in the year ended December 31, 2003, an increase of $17 million or 7%.

Commercial revenues decreased to $191.1 million in the year ended December 31, 2004 from $207.0 million in the year ended December 31, 2003, a decrease of $15.9 million or 8%. This decrease in Commercial revenues is attributable to continued decreases in the demand for temporary technology workers, the trend of companies to outsource technology jobs offshore and the impact of pricing decreases by clients.

Federal revenues increased to $48.3 million in the year ended December 31, 2004 from $18.2 million in the year ended December 31, 2003, an increase of $30.1 million or 165%.  This increase is attributable to the expansion in the Company’s Federal government practice, including the July 2003 acquisition of RGII and the April 2004 acquisition, by RGII, of AIM.

Chimes revenue increased to $23.1 million in the year ended December 31, 2004, from $20.0 million in the year ended December 31, 2003, an increase of $3.1 million or 15.4%. This increase was primarily due to an expansion of managed spend at existing clients, with less than 1% of the increase attributable to new clients started in 2004.

Direct Costs.   Direct costs increased to $180.6 million in the year ended December 31, 2004 from $173.2 million in the year ended December 31, 2003. Consolidated gross margin, revenue less direct costs, increased to 31.2% for the year ended December 31, 2004 from 29.4% in the same period of 2003. In the Company’s Commercial business, gross profit decreased to $38.0 million, or 19.9% as a result of an increase in Commercial revenue being transacted through Vendor Managed Service providers (18% in 2004 vs. 14% in 2003). Federal business gross margin increased in 2004 to 46%, from 43% in 2003, primarily due to the acquisition of AIM in April 2004. Gross margin in the Company’s Chimes segment stayed relatively flat at 94.0% for 2004 and 2003.

The Company’s consolidated gross margin improvement is primarily attributable to the increases in revenue from the Company’s higher margin Federal business and Chimes, partially offset by gross margin declines in the Commercial segment. For the year ended December 31, 2004, the Federal business and Chimes revenue totaled 27.0% of consolidated revenue, compared to 16.0% of consolidated revenue for the comparable period in 2003.

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

Restructuring charges/(credits).   For the year ended December 31, 2004, the Company recorded restructuring charges of $2.9 million. During the fourth quarter of 2004, the Company completed its realignment initiatives whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients: Commercial, Federal Government (RGII) and Vendor Management Services (Chimes). In connection with the realignment, the Company recorded a $2.9 million restructuring charge, comprised of approximately $2.8 million in severance costs and $0.1 million in lease obligation costs. As a result of this restructuring, the Company is expecting an approximate $5 million reduction in its annual costs, which will be predominantly reflected in the Commercial business, designed to deliver improved operational performance. During the year ended December 31, 2003, the Company recorded restructuring charges of $3.3 million pertaining to terminated leases ($1.4 million), severance ($1.6 million) and general office closure expenses ($330,000) relating primarily to the closing of facilities in Canada and the United Kingdom.  In 2003, the office closings were made to eliminate the infrastructure costs related to having offices in certain areas. The Company did not eliminate marketing efforts or business in these areas, but rather turned these areas into virtual marketplaces whereby sales personnel work from their homes.

Special charges/(credits).   For the year ended December 31, 2004, the Company recorded a special credit of $0.9 million related to an insurance refund.  For the year ended December 31, 2003, the Company incurred special charges of $10.1 million consisting of a severance package for the Company’s former CEO and expenses related to the unilateral acquisition proposal and activities of Aquent LLC. The separation package of the former CEO included a $3.5 million severance payment and $200,000 in continued medical coverage. The remaining $6.4 million of the expense pertained to the unilateral acquisition proposal and activities of Aquent LLC. This expense is primarily attributable to approximately $3.4 million of legal fees, $1.8 million in financial advisor fees and $1.2 million of proxy solicitation and other fees. As management considers these special items to be infrequent and material in nature, the Company has reported the expenses on a separate line for full disclosure purposes, however, the amounts are reported within operating income.

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

Loss from Operations.   The Company’s loss from operations totaled $28.1 million in the year ended December 31, 2004, an increased loss of $5.0 million, from a loss of $23.1 million in the year ended December 31, 2003. As discussed above, the loss from operations in 2004 included goodwill impairment of $20.3 million, restructuring charges of $2.9 million, amortization of intangibles of $1.7 million, $0.9 million pertaining to the write-off of assets, and a special credit of $0.9 million related to an insurance refund. The loss from operations in 2003 included special charges of $10.1 million, restructuring charges of $3.3 million, amortization of intangibles of $1.1 million and a special bad debt charge (recorded in SG&A expense) of $3.1 million due to the write-off of a terminated contract with a client for financial reasons. The 2004 loss before income taxes, excluding the special items noted above and net interest income, totaled $3.2 million and was comprised of: a loss of $7.3 million in the Commercial business, profit of $4.7 million in the Federal business and a loss of $0.6 million in Chimes. This compares to the loss before income taxes of

$5.6 million, excluding the special items noted above and loss on sale of assets, net loss on investments and net interest income and was comprised of: $2.5 million loss in the Commercial business, profit of $0.9 million in the Federal business and a loss of $4.0 million in Chimes. The consolidated loss before income taxes, excluding all special items, was a loss of 1.2% of revenue for the year ended December 31, 2004 as compared to a loss of 2.3% in the comparable period of 2003.

Other Income/(Expense).   Other income was $234,000 in the year ended December 31, 2004, compared to other expense of $378,000 in the comparable period of 2003. This difference was primarily due to the loss on sale of assets and loss on investments in 2003.

Provision for Income Taxes.   The effective tax rate for Federal, state and local income taxes was a tax benefit of 9.7% for the year ended December 31, 2004 compared with 27.3% benefit for the year ended December 31, 2003. The primary reasons for the decrease in the effective tax rate were goodwill impairment charges which did not give rise to a tax benefit and increases in the valuation allowance for certain Federal and state deferred tax assets. A review of all available positive and negative evidence was conducted by the Company, including the Company’s past, current and projected operating performance, the market environment in which the company operates and the length of carryback and carryforward periods.

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

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At December 31, 2005, the Company had approximately $51.4 million in working capital, of which $46.4 million was cash and cash equivalents. Cash and cash equivalents at December 31, 2005 and December 31, 2004 includes approximately $29.4 million and $2.1 million of cash, respectively, to be disbursed to Chimes vendors in accordance with the client payment terms.

Net cash provided/(used in) by operating activities for the year ended December 31, 2005, December 31, 2004 and December 31, 2003, totaled $7.3 million, $(1.4) million and $16.9 million, respectively. For the year ended December 31, 2005, the cash provided by operating activities is primarily attributable to deferred taxes (non-cash valuation reserve), depreciation, amortization and other non-cash expenses and increases in accounts payable (primarily Chimes vendor payments), partially offset by the Company’s net loss, a reduction in accrued expenses and payment of the Supplemental Executive Retirement Plan. For the year ended December 31, 2004, the cash used in operating activities was primarily attributable to the net loss of $25.2 million, offset by non-cash charges of $27.4 million and an increase in refundable income taxes of $4.1 million. In 2003, the cash provided by operating activities was primarily due to the Federal income tax refund received and a reduction in accounts receivable partially offset by the Company’s net loss.

Net accounts receivable decreased $3.2 million to $48.1 million at December 31, 2005 from $51.3 million at December 31, 2004. Accounts receivable days sales outstanding (“DSO”) were 66 days at December 31, 2005 compared to 68 days at December 31, 2004. The Company expects an increase in DSOs for the first quarter of 2006 attributable to the seasonal slowdown of payments from clients, which historically occurs in the first quarter of each year.  All client receivable collectibility and billing issues identified by management have been adequately reserved. For the period ended December 31, 2005, there were no significant changes in credit terms, credit policies or collection efforts.

Net cash provided by investing activities for the year ended December 31, 2005 was $2.0 million, consisting primarily of proceeds from sale of assets of $0.6 million and proceeds from the sale of SERP investments of $4.7 million, partially offset by capital expenditures totaling $3.3 million. Net cash used in investing activities was $19.2 million for the year ended December 31, 2004. This was primarily attributable to the purchase of AIM by RGII in April 2004. Net cash used in investing activities was $23.5 million for the year ended December 31, 2003, primarily due to the purchase of RGII.

For the year ended December 31, 2005, net cash provided by financing activities was $3.1 million, consisting primarily of proceeds from shares issued pursuant to the employee stock option plan of $2.4 million and $0.7 million from the employee stock purchase plan. For the year ended December 31, 2004, net cash provided by financing activities was $1.4 million primarily consisting of proceeds from stock options exercised of $0.8 million and $0.6 million from stock issued through the employee stock purchase plan. For the year ended December 31, 2003, net cash used in financing activities was $2.5 million, primarily from the pay off of the notes payable of $2.6 million related to the acquisition of RGII and $1.2 million used in the repurchase of the Company’s common stock.

The Company has a $40 million line of credit facility with availability based primarily on eligible client receivables. Effective November 17, 2005, the interest rate is calculated using the lesser of: Prime or LIBOR plus 2.5% based on unpaid principal. The minimum borrowing base threshold was eliminated as of November 17, 2005. As of December 31, 2005, the Company had no outstanding loan balance against the facility. Based on the Company’s eligible client receivables and cash balances, $8.3 million was available for borrowing as of December 31, 2005. The fee for the unused portion of the line of credit is 0.375% per annum based on $20 million, charged to the Company monthly. This charge, including other associated fees, was approximately $136,000 and $99,000 for the years ended December 31, 2005 and 2004, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures.  As of December 31, 2005, the Company was in compliance with the covenants. This credit facility will remain in effect until July 2006. The Company is currently in discussions to extend the facility.

Pursuant to the terms of the Company’s acquisition of RGII, the seller of RGII may be entitled to contingent payments based on RGII’s performance against profitability objectives over three years ending June 30, 2006. The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years only if certain financial performance objectives are met. These financial performance objectives are based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period. The $10 million contingent note is collateralized by the assets of RGII. There are no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets. In February 2004, a payment was made for the first six-month installment of approximately $631,000, pertaining to this contingent note. In February 2005, a payment of approximately $1.8 million was made representing the second installment of the contingent note. EBIT targets were not achieved for the third installment of the note for the period ending December 31, 2005 and no contingent payment is due. If EBIT targets are not met at the expiration of the contingent earnout period (June 30, 2006), significant amounts previously paid are to be repayable to the Company.

During the first quarter of 2004, the Company recorded a non-cash reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million.

The Company believes that its cash and cash equivalents, available borrowings and internally generated funds will be sufficient to meet its working capital needs through the next 12 months.

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. The following table summarizes all commitments under contractual obligations as of December 31, 2005:

	Obligation Due
	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
	(dollars in thousands)
Operating Leases	$7,523	$4,072	$2,779	$544	$128
RGII Contingent Notes*	7,596	7,596	—	—	—
Deferred Compensation	2,468	891	22	11	1,544
Retention Bonus	316	245	71
Change of Control	3,412	472	—	—	2,940
Other	673	673	—	—	—
Total Cash Obligations	$21,988	$13,949	$2,872	$555	$4,612

*                    Payment of this obligation is remote as it is only applicable if EBIT targets are met. If EBIT targets are not met at the expiration of the contingent earnout period (June 30, 2006), significant amounts previously paid are to be repayable to the Company. Any repayment will be recorded as a reduction of the goodwill pertaining to the Federal business.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date. The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R. SAB 107 assists issuers in their initial implementation of FAS 123R and indicates that the staff’s understanding that, particularly in the period of initial implementation, issuers may reasonably arrive at different estimates and option valuations in applying FAS 123R. The provisions of this statement are effective for the Company’s first quarter ending March 31, 2006. Statement 123R requires compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date.

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, “Accounting for Stock-Based Compensation”, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.

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

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (FAS 154) , which changes the accounting and reporting requirements for the change in an accounting principle. Accounting Principles Board Opinion 20, “Accounting Changes” (Opinion 20), which is superseded by FAS 154, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. FAS 154 instead requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. FAS 154 differentiates between “retrospective application” and “restatement”.  “Retrospective application” is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. In contrast, restatement is defined as the revising of previously issued financial statements to reflect the correction of an error. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the corrections of errors in previously issued financial statements, and changes in accounting estimates is carried forward to FAS 154 without change. Additionally, FAS 154 carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s financial condition or results of operations

Savings Plan and Other Retirement Plans

The Company maintains a defined contribution savings plan covering eligible employees. The Company makes contributions up to a specific percentage of the participants’ contributions.

In 2004, the Company maintained a Supplemental Executive Retirement Plan “SERP”, whereby key executives are entitled to receive payments upon reaching the age of 65 and being in the employment of the Company. Benefits accrue and vest based on a formula which includes total years with the Company and total years possible until age 65. In the event of a change of control, as defined in the Plan, this event would result in an immediate vesting of the retirement benefit. The Plan is nonqualified and not formally funded. Life insurance policies on the members are purchased to assist in funding the cost. The cumulative accrued liability for the SERP is determined based on the Unit Credit Method by using a discount rate of 9% until age 65 for each participant. This plan was terminated as a result of the change of control of the Company in October 2005, and the related payment of the existing SERP assets to participants, in the fourth quarter of 2005.

The Company maintains a deferred compensation plan for key executives that permits the individuals to defer a portion of their salary/bonus. There is no effect on the Company’s operating results since all amounts deferred under the plan are expensed in the period incurred.

Foreign Currency Exposure

The Company’s international operations expose it to translation risk when the local currency financial statements are translated to U.S. dollars. As currency exchange rates fluctuate, translation of the financial statements of international businesses into U.S. dollars will affect the comparability of revenues and expenses between years. None of the components of the Company’s consolidated statements of income was materially affected by exchange rate fluctuations in 2005, 2004 or 2003. At December 31, 2005 the Company had approximately $1.9 million in cash maintained in foreign financial institutions.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

The Company has financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the current holdings, the exposure to interest rate risk is not material. Additionally, at December 31, 2005 the Company was debt free.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Computer Horizons Corp.

We have audited the accompanying consolidated balance sheets of Computer Horizons Corp. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Horizons Corp. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Computer Horizons Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”), and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Grant Thornton LLP
Edison, New Jersey
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Computer Horizons Corp.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Computer Horizons Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Computer Horizons Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Horizons Corp. and Subsidiaries of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Grant Thornton LLP
Edison, New Jersey
March 14, 2006

Computer Horizons Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$46,365	$33,649
Accounts receivable—net (Note 2)	48,124	51,322
Deferred income taxes (Note 7)	—	1,868
Refundable income taxes (Note 7)	6,430	4,088
Other	4,108	5,550
Total current assets	105,027	96,477
Property and equipment:
Furniture, equipment and other	46,116	42,810
Less: accumulated depreciation	41,051	36,815
	5,065	5,995
Other assets—net:
Goodwill (Note 1)	27,625	27,625
Intangibles (Note 1)	1,938	3,253
Deferred income taxes (Note 7)	—	17,698
Other	3,687	8,036
	33,250	56,612
Total Assets	$143,342	$159,084

The accompanying notes are an integral part of these statements.

Computer Horizons Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31,
	2005	2004
	(in thousands, except per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities :
Accrued payroll, payroll taxes and benefits	$10,548	$8,489
Accounts payable	36,252	7,615
Restructuring reserve (Note 13)	1,668	3,351
Income taxes payable	1,150	1,377
RGII contingency payment (Note 15)	—	1,851
Other accrued expenses	4,005	4,912
Total current liabilities	53,623	27,595
Deferred compensation (Note 10)	2,468	2,633
Change of control payable	2,938	—
Supplemental executive retirement plan (Note 10)	—	2,162
Other liabilities	286	913
Total liabilities	59,315	33,303
Commitments and Contingencies (Notes 4 and 11)
Shareholders’ equity:
Preferred stock, $.10 par; authorized and unissued, 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized, 100,000,000 shares; issued 33,158,105 and 33,153,805 shares at December 31, 2005 and 2004, respectively	3,315	3,315
Additional paid-in capital	148,083	151,281
Accumulated other comprehensive loss	(643)	(2,200)
Retained deficit	(60,492)	(14,072)
	90,263	138,324
Less shares held in treasury, at cost; 1,118,014 and 2,060,011 shares at December 31, 2005 and 2004, respectively	(6,236)	(12,543)
Total shareholders’ equity	84,027	125,781
Total Liabilities and Shareholders’ Equity	$143,342	$159,084

Computer Horizons Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Revenues	$268,836	$262,527	$245,210
Costs and expenses:
Direct costs	184,159	180,606	173,198
Selling, general and administrative	88,341	85,141	80,634
Change of control charges (Note 17)	13,247	—	—
Amortization of intangibles	1,080	1,695	1,084
Restructuring charges (Note 13)	2,175	2,859	3,278
Special charges/(credits) (Note 17)	5,728	(939)	10,113
Goodwill impairment	—	20,306	—
Write-off of assets	—	910	—
	294,730	290,578	268,307
Loss from operations	(25,894)	(28,051)	(23,097)
Other income/(expense):
Gain/(loss) on sale of assets	—	—	(424)
Net gain/(loss) on investments	(1,180)	—	(432)
Interest income	849	337	529
Interest expense	(27)	(103)	(51)
	(358)	234	(378)
Loss before income taxes and minority interest	(26,252)	(27,817)	(23,475)
Income taxes/(benefit) (Notes 1 and 7):
Current	602	(1,436)	341
Deferred	19,566	(1,254)	(6,750)
	20,168	(2,690)	(6,409)
Loss before minority interest	(46,420)	(25,127)	(17,066)
Minority interest	—	(45)	(89)
Net Loss	$(46,420)	$(25,172)	$(17,155)
Loss per share—Basic and Diluted (Notes 1 and 8):	$(1.48)	$(0.82)	$(0.56)
Weighted average number of shares outstanding:
Basic and Diluted	31,399,000	30,870,000	30,455,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Retained Earnings /	Treasury Stock
	Shares	Amount	Capital	Income/(Loss)	(Deficit)	Shares	Amount	Total
	(dollars in thousands)
Balance, December 31, 2002	33,153,107	$3,315	$133,518	$(4,306)	$28,255	2,660,667	$(14,927)	$145,855
Net loss for the year					(17,155)			(17,155)
Other comprehensive loss:
Current year unrealized loss on investments				(489)				(489)
Foreign currency translation adjustments				2,006				2,006
Total comprehensive loss								(15,638)
Stock options exercised						(361,410)	959	959
Employee stock purchase program			(472)			(153,765)	863	391
Purchase of treasury shares						392,200	(1,230)	(1,230)
Balance, December 31, 2003	33,153,107	3,315	133,046	(2,789)	11,100	2,537,692	(14,335)	130,337
Net loss for the year					(25,172)			(25,172)
Other comprehensive loss:
Current year unrealized gain on investments				325				325
Foreign currency translation adjustments				264				264
Total comprehensive loss								(24,583)
Other issuance of common stock	698
Stock options exercised						(306,460)	774	774
Employee stock purchase program			(395)			(171,221)	1,018	623
Purchase of treasury shares
Tax benefits/other, net related to acquisition			18,630					18,630
Balance, December 31, 2004	33,153,805	3,315	151,281	(2,200)	(14,072)	2,060,011	(12,543)	125,781
Net Loss for the year					(46,420)			(46,420)
Other comprehensive Loss:
Current year realized loss on investments				1,180				1,180
Current year unrealized gain on investments				84				84
Foreign currency translation adjustments				293				293
Total comprehensive loss								(44,863)
Other issuance of common stock
Other issuance of common stock	4,300
Stock options exercised						(741,895)	2,441	2,441
Treasury stock reclassification (Note 6)			(2,657)				2,657
Employee stock purchase program			(541)			(200,102)	1,209	668
Balance, December 31, 2005	33,158,105	$3,315	$148,083	$(643)	$(60,492)	1,118,014	$(6,236)	$84,027

The accompanying notes are an integral part of this statement.

Computer Horizons Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities
Net loss	$(46,420)	$(25,172)	$(17,155)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Deferred taxes	19,567	(1,254)	(6,750)
Depreciation	4,181	4,821	5,336
Amortization of intangibles	1,080	1,695	1,084
Provision for bad debts	1,632	969	4,644
Loss /(gain) on sale of assets	(327)	—	424
Loss on investments	1,264	—	432
Goodwill impairment	—	20,306	—
Write-off of assets	—	910	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,566	(696)	14,635
Prepaid expenses and other current assets	(1)	254	—
Other receivables	1,443	(1,040)	2,388
Other assets	(357)	(245)	(3,612)
Refundable income taxes/benefit reserve	(2,342)	(4,088)	19,051
Accrued payroll, payroll taxes and benefits	2,060	(49)	3,262
Accounts payable	28,637	(1,072)	(4,026)
Income taxes payable	(227)	134	1,033
RGII contingency payment	(1,851)	1,221	630
Other accrued expenses	(2,590)	582	(2,303)
Change of Control payable	2,938	—	—
Deferred compensation	(165)	530	747
Supplemental executive retirement plan	(2,162)	480	117
Other liabilities	(627)	317	(3,064)
Net cash provided by/(used in) operating activities	7,299	(1,397)	16,873
Cash flows from investing activities
Purchases of furniture and equipment	(3,252)	(2,050)	(2,387)
Proceeds on sale of investments	4,705	—	2,517
Acquisitions, net of cash received	—	(14,714)	(22,178)
Proceeds received from the sale of assets	562	—	149
Acquisitions of intangibles	—	—	(566)
Acquisitions of goodwill	—	(2,461)	(1,057)
Net cash provided by/(used in) investing activities	2,015	(19,225)	(23,522)
Cash flows from financing activities
Payment of notes payable	—	—	(2,636)
Stock options exercised	2,441	774	959
Purchase of treasury shares	—-	—-	(1,230)
Stock issued on employee stock purchase plan	668	623	391
Net cash provided by/(used in) financing activities	3,109	1,397	(2,516)
Effect of foreign currency gains/(losses)	293	264	2,006
Net increase/(decrease) in cash and cash equivalents	12,716	(18,961)	(7,159)
Cash and cash equivalents at beginning of year	33,649	52,610	59,769
Cash and cash equivalents at end of year	$46,365	$33,649	$52,610
Supplemental disclosures of cash flow information:
Cash paid/(received) during the year for:
Interest	$(822)	$(224)	$(427)
Income taxes	342	461	(20,339)
Details of acquisition:
Tangible assets acquired **		$4,613	$13,083
Liabilities assumed		(2,523)	(7,442)
Goodwill		11,252	13,958
Intangibles		2,540	2,926
Cash paid		15,882	22,525
Less: cash received in acquisition		(1,168)	(347)
Net cash paid *		$14,714	$22,178

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

Computer Horizons Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Computer Horizons Corp. (“CHC”) is a strategic Information Technology solutions and professional services company which does business principally in the United States and Canada. The Company enables its Global 2000 (which Forbes magazine defines as the biggest and most important companies as measured by sales, profits, assets and market value) client base to realize competitive advantages through three business segments: Commercial, Federal Government (RGII) and Vender Management Services (Chimes). CHC’s Commercial Services business unit is organized into two lines of services: IT Services (IT staffing) and Solutions (project-based IT work). The IT Services practice provides skilled technology personnel to meet clients’ temporary needs (including support personnel, programmers, architects and project managers). The Solutions practice offers a very broad range of technical knowledge, focusing on application management and support, application development and software quality management. RGII Technologies, Inc. (Federal) provides enterprise management, network infrastructure, information assurance and security, web development and integration, call management, engineering technology and technical services to Federal government agencies and large prime contractors, both on and off site. Chimes, Inc., a wholly-owned subsidiary of CHC (“Chimes”), provides workforce procurement and management services to Global 2000 companies.

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

Revenue Recognition

Approximately 95% and 94% of consolidated revenue in 2005 and 2004, respectively, was derived from time-and-material contracts.

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

Advertising Costs

The Company expenses all advertising costs as incurred and classifies these costs under selling, general and administrative expenses. Advertising costs for the years ended December 31, 2005, 2004 and 2003 were $0.2 million.

Research and Development Costs

The Company charges all costs incurred to establish the technological feasibility of software products or product enhancements to research and development costs, which are included in selling, general and administrative expenses and are primarily attributable to the Company’s Chimes subsidiary and RGII monument costs. Research and Development costs for the years ended December 31, 2005, 2004 and 2003 were approximately $2.2 million, $3.3 million and $3.8 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid instruments with an original maturity of three months or less at the time of purchase and consist of the following at December 31:

	2005	2004
	in thousands
Cash	$45,094	$25,456
Commercial paper	1,052	8,002
Restricted cash	219	191
	$46,365	$33,649

Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client. Cash and Accounts Payable at December 31, 2005 and 2004 also includes approximately $29.4 million and $2.1 million, respectively, of cash to be disbursed to Chimes vendors in accordance with the client payment terms.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, regardless of the degree of such risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company invests the majority of its excess cash in overnight commercial paper of high-credit, high quality, short-term money market instruments, high quality financial institutions or companies, with certain limitations as to the amount that can be invested in any one entity.

The Company maintains its cash balances principally in twelve financial institutions located in the United States, Canada, India, and Puerto Rico. The balances in U.S banks are insured by the Federal Deposit Insurance Corporation up to $100,000 for each entity at each institution. The balance in the Canadian bank is insured by the Canadian Deposit Insurance Corporation up to $60,000 Canadian (approximately $51,000 U.S.) per account. Of the balance held in the Indian bank, approximately $36,000 is held in U.S. dollars and is fully insured in (Export Earners Foreign Currency Account) “EEFC”. The remaining balance is insured by the Deposit Insurance and Credit Guarantee Corporation up to 100,000 Rupees (approximately $2,000 U.S.). There is no depository insurance in the United Kingdom. At December 31, 2005, uninsured amounts held by the Company at these financial institutions total approximately $62 million. At December 31, 2005, the Company had approximately $1.9 million in cash maintained in overseas financial institutions.

The Company’s clients are generally very large, Global 2000 companies in many industries and with wide geographic dispersion. For the years ended December 31, 2005, 2004, 2003, the Company’s ten largest clients accounted for approximately 32%, 24%, and 38% of its revenues, respectively, and no single client represents more than 6% of annual revenues.

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

The Company follows the liability method of accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Temporary differences result primarily from net operating loss carryovers, amortization of goodwill, allowance for doubtful accounts and certain accrued liabilities which are deductible, for tax purposes, only when paid. The Company records deferred tax assets for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases, and operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, management considers the scheduled reversal periods of the deferred tax assets, whether sustained profitability has been achieved and tax planning strategies.

Tax benefits from early disposition of the stock by optionees under incentive stock options and from exercise of non-qualified options are credited to additional paid-in capital.

The Company provides United States income taxes on the earnings of foreign subsidiaries, unless they are considered permanently invested outside the United States. As of December 31, 2005, cumulative amount of foreign earnings on which United States income taxes have not been provided is approximately $115,000.

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

Foreign Currency Translation

For operations outside the United States that prepare financial statements in currencies other than the United States dollar (Canadian dollar, British pound, and Indian Rupee), results of operations and cash flows are translated at the average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Exchange amounts included in operations are income/(loss) of

$(23,000), $392,000 and nil for December 31, 2005, 2004 and 2003, respectively. Translation adjustments are included as a separate component of comprehensive income/(loss) within the statement of shareholders’ equity.

Accounts Receivable

Accounts receivable are generally due within 30 days and are stated at amounts due from clients net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the client’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to income or the allowance for doubtful accounts.

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

For the years ended December 31, 2003 and 2002 the Company completed valuations of the carrying value of goodwill and it determined that no impairment had occurred.

For the year ended December 31, 2004, the Company reassessed the carrying value of goodwill associated with its Commercial Solutions Group using an evaluation prepared by an independent appraisal firm. Because of a reduction in projected future cash flows in the Commercial Solutions business unit, primarily resulting from significant revenue declines in 2004, the Company determined that goodwill was impaired and recorded a non-cash charge of $20.3 million, related to the write-off of the Commercial Solutions goodwill. There was no income tax effect on the impairment charge as the related goodwill was primarily attributable to acquisitions which yielded no tax basis for the Company. The remaining goodwill of $27.6 million, as of December 31, 2004, is associated with the Company’s Federal Government segment.

For the year ended December 31, 2005, using an evaluation prepared by an independent appraisal firm, the Company completed an assessment of the fair value and carrying value of its Federal Government segment. As of December 31, 2005, the indicated fair value of the Federal Government reporting unit exceeded the carrying value. As a result, the Company concluded that the goodwill of approximately $27.6 million is not impaired.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, are as follows (in 000’s):

Reporting Units	December 31, 2005	December 31, 2004
Balance as of January 1,	$27,625	$34,218
Additions to goodwill*	—-	13,713
Impairment losses (Commercial Solutions)	—-	(20,306)
Balance as of December 31,	$27,625	$27,625

*                    Additions to goodwill in 2004 recorded principally as a result of the acquisition of AIM ($11.2 million) by RGII, and the contingent note paid on the EBIT target of RGII ($1.8 million). Refer to Note 15 regarding repayment of contingent payments pertaining to the RGII acquisition and the resulting reduction in the carrying amount of goodwill.

As of December 31, 2005 and 2004, the fair value of each of the reporting units was calculated using the following approaches (i) market approach and (ii) income approach. The reporting units are equal to, or one level below, reportable segments. Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices. Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity. Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.

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

Intangible Assets

Intangible assets are the result of the acquisition, in July 2003, of certain assets and operations of RGII, the acquisition of  Xpress software from Commerce One and the acquisition of AIM, by RGII, in April 2004. Accordingly, the Company completed purchase price allocation reviews and according to FAS 142, assessed the useful lives of its acquired intangible assets.

The following table summarizes the acquired intangible assets, the remaining components and the accumulated amortization as of December 31, 2005 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortized intangible assets:
Non-compete agreements	410	145	265	6.2 yrs
RGII trademark	430	430	0	1 yr
RGII software	726	372	354	4.9 yrs
Client contracts	3,900	2,581	1,319	4.5 yrs
Xpress software—Sold 6/22/05	566	566	0	3 yrs
Total	$6,032	$4,094	$1,938	3.7 yrs

Intangible assets are being amortized over periods ranging from six months to seven years, based on the estimated useful lives. The amortization expense on these intangible assets for the year ended

December 31, 2005 was $1.1 million. The estimated remaining amortization expense for each year ending December 31, is as follows (in thousands):

2006	$928
2007	641
2008	308
2009	44
2010	17
Total	$1,938

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), FAS 123R requires that compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date. The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R. SAB 107 assists issuers in their initial implementation of FAS 123R and indicates that the staff’s understanding that, particularly in the period of initial implementation, issuers may reasonably arrive at different estimates and option valuations in applying FAS 123R. The provisions of this statement are effective for the Company’s first quarter ending March 31, 2006. Statement 123R requires compensation cost be recognized for new awards of equity instruments and unvested awards on the adoption date.

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, “Accounting for Stock-Based Compensation”, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted.

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

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (FAS 154) , which changes the accounting and reporting requirements for the change in an accounting principle. Accounting Principles Board Opinion 20, “Accounting Changes” (Opinion 20), which is superseded by FAS 154, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. FAS 154 instead requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. FAS 154 differentiates between “retrospective application” and “restatement”.  “Retrospective application” is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. In contrast, restatement is defined as the revising of previously issued financial statements to reflect the correction of an error. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the corrections of errors in previously issued financial statements, and changes in accounting estimates is carried forward to FAS 154 without change. Additionally, FAS 154 carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s financial condition or results of operations

Accounting for Stock Based Compensation

In December 2002, the FASB approved the issuance of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Translation and Disclosure” (“FAS 148”). This

statement amends FAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The Company adopted the disclosure provisions as of December 31, 2002.

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

		2005	2004	2003
		(in thousands)
Net loss	As reported	$(46,420)	$(25,172)	$(17,155)
	Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,285)	(1,754)	(2,401)
	Pro forma	$(47,705)	$(26,926)	$(19,556)
Loss per share
Basic & Diluted	As reported	$(1.48)	$(0.82)	$(0.56)
	Pro forma	(1.52)	(0.87)	(0.64)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively:  expected volatility of 41%, 36% and 62%;  risk-free interest rates of 4.39%, 4.24% and 4.27%; and expected lives of 8.8, 6.1 and 7.8 years.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 comparative financial statements to conform to the 2005 presentation.

NOTE 2—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31:

	2005	2004
	(in thousands)
Billed	$45,388	$49,571
Unbilled—primarily scheduled billings	7,390	7,665
	52,778	57,236
Less allowance for doubtful accounts	4,654	5,914
	$48,124	$51,322

Included in unbilled accounts receivable at December 31, 2005 and 2004 are amounts not yet billable to customers of approximately $447,000 and $390,000, respectively.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2005	2004
	(in thousands)
Furniture, Fixtures and Equipment	$39,412	$36,669
Software	3,580	3,406
Leasehold Improvements	3,124	2,735
	46,116	42,810
Less : accumulated depreciation	41,051	36,815
	$5,065	$5,995

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Depreciation expense was $4.2 million, $4.8 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 4—ASSET-BASED LENDING FACILITY

The Company has a $40 million line of credit facility with availability based primarily on eligible client receivables. Since November 4, 2005, the interest rate has been calculated using the lesser of: Prime or LIBOR plus 2.5% based on unpaid principal. The minimum borrowing base threshold has been eliminated as of November 4, 2005. As of December 31, 2005, the Company had no outstanding loan balance against the facility. Based on the Company’s eligible client receivables and cash balances, $8.3 million was available for borrowing as of December 31, 2005. The fee for the unused portion of the line of credit is 0.375% per annum based on $20 million, charged to the Company monthly. This charge, including other associated fees, was approximately $136,000 and $99,000 for the years ended December 31, 2005 and 2004, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations and spending limits on capital expenditures. As of December 31, 2005, the Company was in compliance with the covenants. This credit facility will remain in effect until July 2006 and the Company is currently in discussions to extend the facility.

NOTE 5—PURCHASE OF TREASURY STOCK

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common stock outstanding, or approximately 3.2 million shares. The Company did not repurchase shares of its common stock during the year ended December 31, 2005 or 2004. For the year ended December 31, 2003, the Company had repurchased, in the open market, 392,200 shares of its common stock at an average price of $3.08 per share for an aggregate purchase amount of $1.2 million. For the year ended December 31, 2002, the Company had repurchased, in the open market, 1,611,700 shares of its common stock at an average price of $3.81 per share for an aggregate purchase amount of $6.1 million. As of December 31, 2005 authorization for repurchase relates to approximately 93,000 shares of common stock.

NOTE 6—SHAREHOLDERS’ EQUITY

Stock Options

In 1994, the Company adopted a stock option plan which provides for the granting of options, to officers and key employees, for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights (“SARs”). Options and SARs generally expire ten years from the date of grant and become exercisable in specified amounts during the life of the respective options. No SARs have been granted as of December 31, 2005. There were 2,427,000 shares available for option grants at December 31, 2003, and no shares available as of December 31, 2005 or 2004 for the 1994 stock option plan.

In May 2004, the Company received shareholder approval and adopted the 2004 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). This plan replaced the 1994 Stock Option and Appreciation Plan and provides for a maximum number of 3,500,000 shares of common stock issuable under the plan. These awards may be stock options, stock appreciation rights, restricted stock or performance share awards. This Plan is scheduled to expire on May 19, 2014. As of December 31, 2005 and 2004, there were 2,976,500 and 3,294,000 shares, respectively, available for awards under the Omnibus Plan, respectively.

The Company also has a non-qualified Directors’ stock option plan (the “Directors’ Plan”). In 1998, the Company amended the Directors’ Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of the Company’s common stock and (ii) shall receive annual grants to purchase an additional 10,000 shares of its common stock. The Directors’ Plan originally was to expire on March 4, 2001 and was extended by the Board of Directors and Shareholders through March 6, 2007. There were 74,000, 184,000 and 264,000 shares of common stock available for grant at December 31, 2005, 2004 and 2003, respectively, under the Directors’ Plan.

A summary of the status of all the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price	Shares (000’s)	Weighted average exercise price
Outstanding—January 1	3,656	$4.23	3.845	$4.08	4,527	$7.93
Granted	473	3.88	276	3.88	1,527	3.76
Exercised	(729)	3.17	(321)	2.40	(361)	2.66
Canceled/forfeited/expired	(725)	4.40	(144)	3.68	(1,848)	13.27
Outstanding—December 31	2,675	3.69	3,656	4.23	3,845	4.08
Options exercisable—December 31	2,500	3.66	2,326	4.49	1,420	4.98
Weighted average fair value of options granted during the year		$1.75		$1.68		$1.93

The following information applies to options outstanding at December 31, 2005:

Range of exercise prices	Outstanding as of December 31, 2005 (000’s)	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2005 (000’s)	Weighted average exercise price
0.00–4.55	2,645	6.0	$3.56	2,470	$3.51
4.55–9.10	0	0	0	0	0
9.10–13.65	0	0	0	0	0
13.65–18.20	30	3.7	15.52	30	15.52
18.20–22.75	0	0	0	0	0
22.75–27.30	0	0	0	0	0
	2,675	5.9	$3.69	2,500	$3.66

Prior to the adoption of FIN 44 and the Sarbanes-Oxley Act of 2002, certain officers had the right to borrow from the Company against the exercise price of options exercised. As of December 31, 2005 and 2004, total outstanding borrowings, pertaining to one officer, amounted to $100,000 which borrowings occurred in 1999.

The Company issued 150,001 warrants in 2003 to one major shareholder to purchase shares of its common stock. The exercise price of such warrants is $3.89, representing the fair value of the Company’s common stock at the date of grant. As of December 31, 2003, 152,134 warrants were outstanding. There were no warrants exercised in 2005 or 2004.

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

Treasury Stock Reclassification

The Company utilizes the cost method in the recording of treasury stock. During the fourth quarter of 2005, the Company determined that the recording of the issuance of treasury stock pertaining to stock option exercises was not in accordance with GAAP. As a result, the Company recorded a reclassification within Shareholders’ Equity of approximately $2.7 million, which decreased treasury stock and decreased additional paid-in capital. Due to the amount and nature of this reclassification within Shareholders’ Equity, the Company deemed this correction to be immaterial.

NOTE 7—INCOME TAXES

The following is a geographical breakdown of the Company’s loss before taxes:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Domestic	$(27,187)	$(26,929)	$(20,360)
Foreign	935	(888)	(3,115)
	$(26,252)	$(27,817)	$(23,475)

The provision for income taxes/(benefit) consists of the following for the years ended December 31:

	2005	2004	2003
	(in thousands)
Current
Federal	$(7)	$(1,181)	$30
State	570	(255)	311
Foreign	39	—	—
Total current	602	(1,436)	341
Deferred
Federal	18,766	(2,320)	(6,750)
State	800	1,066	—
Foreign	—	—	—
Total deferred	19,566	(1,254)	(6,750)
	$20,168	$(2,690)	$(6,409)

Deferred tax assets and liabilities consist of the following at December 31:

	2005	2004
	(in thousands)
Deferred tax liabilities
Payroll credit receivable, Foreign	(1,997)	(1,039)
Amortization of intangibles	(764)	(276)
Prepaid insurance	(506)	(372)
Total deferred tax liabilities	$(3,267)	$(1,687)
Deferred tax assets
Federal and state net operating losses	32,474	24,336
Foreign net operating losses	2,767	2,654
Capital losses	1,315	1,222
Depreciation	1,621	522
Amortization of intangibles, Foreign	5,915	5,729
Accrued payroll and benefits	2,409	2,431
Allowance for doubtful accounts	1,081	2,077
Restructuring charges	257	277
Other	529	984
Net deferred tax assets before valuation allowance	45,101	38,545
Valuation allowance	(45,101)	(18,979)
Net deferred tax assets	$—	$19,566
Current	$—	$1,868
Non current	—	17,698
Total	$—	$19,566

A reconciliation of income taxes/(benefit), as reflected in the accompanying statements, with the statutory Federal income tax rate of 35% for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(in thousands)
Statutory Federal income taxes	$(9,188)	$(9,736)	$(8,217)
State and local income taxes/(benefit), net of Federal tax effect	(893)	(924)	(351)
Goodwill impairment	—	5,391	—
Change of control expenses	3,579	—	—
Change in valuation allowance	26,838	3,632	1,646
Other, net	(168)	(1,053)	513
	$20,168	$(2,690)	$(6,409)

The following table summarizes the changes in the valuation allowance for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Valuation Allowance at beginning of year	13,793	11,612	10,289
Reclassification to conform to 2005 presentation of foreign tax items	5,186	—	—
Adjusted valuation allowance at beginning of year	18,979	11,612	10,289
Reserve on current year tax assets charged to expense	7,272	2,852	1,646
Reserve on prior year tax assets charged to expense	19,566	780	—
Changes in fully reserved assets and other	(716)	(1,451)	(323)
Valuation Allowance at end of year	45,101	13,793	11,612

The Company has significant deferred tax assets from federal, state, and foreign net operating loss carryforwards and capital loss carryforwards. At December 31, 2005 the Company had a Federal net operating loss carryforward of approximately $67.9 million; $11.4 million expires in 2022, $18.3 million expires in 2023, $18.6 million expires in 2024, and $19.6 million expires in 2025. The net operating loss carryforwards include stock option deductions of approximately $1.0 million. The tax benefit related to the stock option deductions will be a credit to additional paid-in capital when realized.

Full valuation allowances were provided on the future tax benefits related to capital losses, foreign net operating losses, and most state net operating losses as of December 31, 2002. These valuation allowances are appropriate because these deferred tax assets have relatively short carryforward periods and relate to taxing jurisdictions which do not allow the filing of consolidated tax returns.

At December 31, 2005, certain foreign subsidiaries of the Company had net operating loss carryforwards totaling approximately $8.1 million (including $6.7 million in Canada, $1.3 million in the United Kingdom, and $0.1 million in other countries); $1.6 million expires in 2006, $1.1 million expires in 2007, $1.8 million expires in 2008, $1.6 million expires in 2011, $0.6 million expires in 2012, and the remainder has no expiration. A full valuation allowance has been recorded on the foreign taxes due to the uncertainty of the realization of certain tax benefits from these net operating loss carryforwards.

In prior years management relied primarily on future projected income in assessing the realizability of deferred tax assets resulting from federal net operating loss carryforwards and other deductible temporary differences. As of December 31, 2005 it was determined that because of continued losses through the fourth quarter of the current year, it was no longer appropriate to rely on future projected income until sustained profitability has been achieved. Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets of $19.5 million in the fourth quarter of 2005.

At December 31, 2005 refundable income taxes consisted primarily of refundable payroll credits claimed on the Company’s Canadian income tax returns.

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

The Company assesses the likelihood of the ultimate determination of various contingent tax liabilities that arise in many different taxing jurisdictions. These tax matters can be complex in nature and uncertain as to the ultimate outcome. The Company establishes reserves for tax contingencies when it believes that an unfavorable outcome is likely to occur and the liability can be reasonably estimated. Although the Company believes these positions are fully supportable, the likelihood of potential challenges and sustainability of such challenges upon examination are considered. The Company had reserves for tax contingencies at December 31, 2005 and December 31, 2004 of approximately $1.2 million and $1.3 million, respectively. Changes in the Company’s tax reserves have occurred and are likely to continue to occur as changes occur in the current facts and circumstances. The net impact of the reassessments of such changes resulted in the recognition of income tax benefits of $0.1 million for the year ended December 31, 2005, and income tax benefit of $1.5 million for the year ended December 31, 2004. In addition, the Company’s Federal net operating loss carryforward at December 31, 2005 of $67.9 million excludes deductions of approximately $14.4 million for uncertain tax positions relating to transactions occurring in the ordinary course of business.

NOTE 8—LOSS PER SHARE DISCLOSURES

The computation of diluted loss per share excludes all options because they are antidilutive. During 2005, there were 1,903,000 excluded options outstanding with a weighted average exercise price of $2.45 per share at December 31, 2005.  During 2004, there were 3,656,000 excluded options outstanding with a weighted average exercise price of $4.23 per share at December 31, 2004. During 2003, there were 3,854,000 excluded options outstanding at December 31, 2003 with a weighted average exercise price of $4.08 per share.

NOTE 9—SEGMENT INFORMATION

During the fourth quarter of 2004, the Company completed a restructuring initiative whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients: Commercial, Federal Government and Vendor Management services (Chimes).  This realigned business model is designed to deliver improved operational performance for the Company and reduce annual operating costs. All prior year amounts reported in this footnote have been changed to reflect the Company’s realigned business segment.

Income/(loss) before income tax benefit consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets/investments, change of control charges, restructuring charges, special charges/(credits), the write-off of  assets and a terminated project, amortization of intangibles and goodwill impairment. These exclusions total expense of $22.6 million, $24.6 million and $18.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Long-term assets include goodwill, intangibles and property, plant and equipment. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

BY LINE OF BUSINESS	2005	2004	2003
	(in thousands)
Revenue:
Commercial	$195,435	$191,096	$206,972
Federal	44,980	48,339	18,220
Chimes	28,421	23,092	20,018
Total revenue	$268,836	$262,527	$245,210
Gross Margin:
Commercial	$36,786	$38,004	$45,484
Federal	20,408	22,221	7,902
Chimes	27,483	21,696	18,626
Total gross margin	$84,677	$81,921	$72,012
Operating income/(loss):
Commercial	$8,155	$8,350	$15,609
Federal	4,449	6,468	1,702
Chimes	5,801	1,420	(2,177)
Total operating income/(loss)	$18,405	$16,238	$15,134
Corporate Allocation:
Commercial	$17,375	$15,600	$18,104
Federal	1,846	1,793	747
Chimes	2,848	2,065	1,841
Total corporation allocation	$22,069	$19,458	$20,692
Income/(loss) before income tax benefit:
Commercial	$(9,220)	$(7,250)	$(2,495)
Federal	2,603	4,675	955
Chimes	2,953	(645)	(4,018)
Total income/(loss) before income tax benefit	$(3,664)	$(3,220)	$(5,558)
Assets:
Commercial	$59,758	$93,158	$134,589
Federal	45,840	53,179	30,306
Chimes	37,745	12,747	15,431
Total assets	$143,343	$159,084	$180,326
Depreciation Expense:
Commercial	$2,339	$2,858	$3,674
Federal	909	431	186
Chimes	933	1,532	1,476
Total depreciation	$4,181	$4,821	$5,336

BY GEOGRAPHIC AREA *	2005	2004	2003
	(in thousands)
REVENUE
United States	$232,620	$234,525	$219,453
Canada	35,614	27,592	24,709
Europe	262	272	627
India	236	138	421
Puerto Rico	104	—	—-
Total Revenue	$268,836	$262,527	$245,210

*                    Revenue is generated for each geographic segment based on the locale of the client.

LONG-TERM ASSETS
United States	$32,670	$35,621	$45,191
Canada	1,915	1,211	705
India	46	41	—
Total Long-Term Assets	$34,631	$36,873	$45,949

Reconciliation of Segments Loss before Income Tax Benefit to Consolidated Loss Before Income Tax Benefit:

	2005	2004	2003
	(in thousands)
Total segments loss before income tax benefit	$(3,664)	$(3,220)	$(5,558)
Adjustments:
Change of Control charges	(13,247)
Special credits / (charges)	(5,728)	939	(10,113)
Restructuring charges	(2,175)	(2,859)	(3,278)
Amortization of intangibles	(1,080)	(1,695)	(1,084)
Net gain/(loss) on investments	(1,180)	—-	(432)
Write-off of terminated project	—-	—-	(3,064)
Loss on sale of assets	—-	—-	(424)
Interest income	849	337	529
Interest expense	(27)	(103)	(51)
Goodwill impairment	—-	(20,306)	—
Write-off of assets	—-	(910)	—
Total Adjustments	(22,588)	(24,597)	(17,917)
Consolidated loss before income taxes	$(26,252)	$(27,817)	$(23,475)

NOTE 10—SAVINGS PLAN AND OTHER RETIREMENT PLANS

The Company maintains a defined contribution savings plan covering eligible employees. The Company makes contributions up to a specific percentage of participants’ contributions. The Company contributed approximately $1.4M, $1.4M and $1.1M in 2005, 2004 and 2003, respectively.

In 2004, the Company maintained a Supplemental Executive Retirement Plan (SERP), whereby key executives were entitled to receive payments upon reaching the age of 65 and being in the employment of the Company. Benefits accrue and vest based on a formula which includes total years with the Company and total years until age 65. In the event of a change of control, as defined in the SERP Plan, this event would result in an immediate vesting of the retirement benefit. The Plan is nonqualified and not formally funded. Life insurance policies on the members are purchased to assist in funding the cost. The cumulative accrued liability for the SERP is determined based on the Unit Credit Method by using a discount rate of

9% until age 65 for each participant. This plan was terminated as a result of the change of control of the Company in October 2005, and the related payment of all existing SERP assets to participants in the fourth quarter of 2005. The sale of the SERP investments generated approximately $4.7 million of proceeds and resulted in a loss on sale of approximately $1.2 million in the fourth quarter of 2005. The SERP expense was charged to operations during the remaining service lives of the members and was $79,000 in 2005, $480,000 in 2004 and $480,000 in 2003.

In addition, the Company adopted a Deferred Compensation Plan for key executives that permits the individuals to defer a portion of their annual salary or bonus for a period of at least five years. There is no effect on the Company’s operating results since any amounts deferred under the plan are expensed in the period incurred. Amounts deferred amounted to $2.5 million and $2.6 million as of December 31, 2005 and 2004, respectively.

The following represents the fair value (included in Other Non-current Assets) and unrealized gain/(loss) for the deferred compensation and SERP plans as of December 31, 2005 and 2004 (amounts in thousands):

	As of		For the years ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	Fair Value		Unrealized gain/(loss) on SERP investments
Universal/Whole Life insurance	$880	$645	$—-	$—-
Money market funds	365	395	—-	96
Debt securities issued by the US Treasury	260	367	—-	(32)
Corporate debt securities	—-	148	—-	(17)
Mortgage-backed securities	270	227	—-	(16)
Equity securities	685	4,903	—-	294
Other	9	—-	—-	—-
Total	$2,469	$6,685	$	$325

During 1999, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10 percent of eligible compensation. Quarterly, participant account balances are used to purchase shares of stock at 85 percent of its fair market value on either the first or last trading day of each calendar quarter. A total of 4 million shares were approved, with approximately 2.1 million available for purchase under the plan at December 31, 2005. There were 200,102, 171,222 and 153,765 shares purchased under the plan in 2005, 2004 and 2003, respectively.

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

NOTE 11—COMMITMENTS

Leases

The Company leases office space and equipment under long-term operating leases expiring through 2009. As of December 31, 2005, approximate minimum rental commitments were as follows:

Year ending	(in thousands)
2006	$4,072
2007	2,350
2008	429
2009	279
Thereafter	393
$7,523

Office rentals are subject to escalations based on increases in real estate taxes and operating expenses. Rent expense, net of sublease income of approximately $ 16,000, $131,000 and $137,000 for December 31, 2005, 2004 and 2003, respectively, for operating leases approximated $7.5 million, $5.7 million and $5.0 million in the years ended December 31, 2005, 2004 and 2003, respectively.

Other

In 2003, the Company entered into a separation package with the Company’s former CEO which contained a commitment for the Company to provide continued medical coverage until age 75, with remaining payments totaling approximately $47,000 at December 31, 2005.

NOTE 12—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For the years ended December 31, 2005 and 2004, selected quarterly financial data is as follows:

	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)
2005
Revenues	$66,573	$69,065	$67,418	$65,780
Direct costs	45,587	47,764	45,640	45,169
Gross profit	20,986	21,301	21,778	20,611
Selling, general and administrative	20,977	21,208	22,983	23,173
Restructuring charges	—	142	574	1,459
Change of Control charges	—	—	—	13,247
Special charges/(credits)	(675)	(252)	5,421	1,236
Amortization of intangibles	350	264	233	233
Income/(Loss) from operations	334	(59)	(7,433)	(18,737)
Loss on Investments	—	—	—	(1,180)
Interest income/(expense)—net	175	120	258	269
(Loss)/profits before income taxes	509	61	(7,175)	(19,648)
Income taxes/(benefit)	178	22	163	19,808
Net Income/(Loss)	$331	$39	$(7,338)	$(39,456)
Earnings/(Loss) per share (basic and diluted):	0.01	0.00	(0.23)	(1.24)

	Quarters
	First	Second	Third	Fourth
	(in thousands, except per share data)
2004
Revenues	$59,706	$65,790	$69,397	$67,634
Direct costs	40,806	44,507	47,880	47,413
Gross profit	18,900	21,283	21,517	20,221
Selling, general and administrative	19,587	21,554	21,851	22,149
Restructuring charges	—	—	—	2,859
Goodwill impairment	—	—	—	20,306
Write-off of assets	—	—	—	910
Special (credits)	—	(939)	—	—
Amortization of intangibles	208	520	484	483
(Loss)/profit from operations	(895)	148	(818)	(26,486)
Interest income/(expense) - net	83	29	93	29
Loss before income taxes	(812)	177	(725)	(26,457)
Income taxes/(benefit)	(254)	97	(323)	(2,210)
Minority interest	(9)	45	(58)	(23)
Net loss	$(567)	$125	$(460)	$(24,270)
Income/(Loss) per share (basic and diluted):
Net loss	$(0.02)	$0.00	$(0.01)	$(0.78)

NOTE 13—RESTRUCTURING CHARGES

During 2005, in connection with the reorganization of the Commercial Services Division, the Company recorded restructuring charges of approximately $2.2 million, comprised of $1.2 million in severance costs and $1.0 million pertaining to the closing/consolidation of office space in the United States. The lease obligation is calculated based on current rent commitments, less a estimated sublease amount.

	Recorded	Paid	Remaining at December 31, 2005
	(dollars in thousands)
Severance:
Canada	$535	$(134)	$401
United States	698	(689)	9
Total Severance	$1,233	$(823)	$410
Lease Obligations :
United States	$942	$(412)	$530
Total	$2,175	$(1,235)	$940

During 2004, in connection with the Company’s business model realignment, the Company recorded a restructuring charge of approximately $2.9 million comprised of approximately $2.8 million in severance costs and $0.1 million in lease obligation costs. The lease obligation of $110,000 is calculated based on current rent commitments less a calculated sublease amount based on current market conditions.

	Remaining at December 31, 2004	Paid	Remaining at December 31, 2005
	(dollars in thousands)
Severance:
United States	$1,902	$(1,795)	$107
Canada	535	(152)	383
United Kingdom	50	(50)	0
Total Severance	$2,487	$(1,997)	$490
Lease Obligations:
United States	$377	$(365)	$12
United Kingdom	123	(38)	85
Canada	319	(178)	141
Total Lease Obligations	$819	$(581)	$238
General Office Closure:
United Kingdom	$45	$(45)	$0
Total	$3,351	$(2,623)	$728

During 2003, the Company recorded restructuring charges of approximately $3.3 million relating to the closing of several offices in the United States, Canada and the United Kingdom, including the related severance costs. The severance costs approximated $1.5 million and future lease obligation costs (less a calculated sublease amount), including office closure expenses, approximated $1.8 million, which were fully paid by December 31, 2005.

NOTE 14—MAJORITY-OWNED SUBSIDIARY

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

NOTE 15—ACQUISITIONS

On April 1, 2004, RGII acquired Automated Information Management, Inc. (“AIM”). The cash transaction was valued at approximately $13.8 million plus an adjustment to purchase price for excess working capital of approximately $2.0 million.

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

On July 8, 2003, the Company acquired all of the stock of privately-held RGII Technologies, Inc. (“RGII”). The Company purchased RGII because acquiring a platform company in the Federal government IT Services marketplace has been a priority for the Company. The purchase price was approximately $22.1 million including an up-front cash payment, acquisition expenses, working capital adjustment and the payoff of a note payable of $1.5 million. In addition the Company paid off a RGII $665,000 note and a line of credit of approximately $2 million. In addition, the seller may be entitled to contingent payments based on RGII’s performance against profitability objectives over three years. The contingent payments are evidenced by a contingent note with a face value of $10 million that is payable over three years, only if certain financial performance objectives are met. These financial performance objectives are based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period. There are no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment will be reduced on a dollar for dollar basis for financial performance below EBIT targets, and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets. For the years ended December 31, 2003 and 2004, the seller received payments of $0.6 million and $1.8 million, respectively. EBIT targets were not achieved for the year ended December 31, 2005, and no contingent payment is due. If EBIT targets are not met at the expiration of the contingent earnout period (June 30, 2006), significant amounts previously paid will be repaid to the Company. The Company also entered into employment agreements with the former shareholder and key employees of RGII and agreed to issue an aggregate of 600,000 options to purchase shares of Computer Horizons stock over a three-year period.

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

NOTE 16—SALE OF SUBSIDIARIES

On June 22, 2005, the Company sold their Xpress Software Solution to Redtail Solutions Inc. for approximately $400,000 in cash. The gain from this transaction was approximately $327,000 and was recorded by the Company in the second quarter of 2005.

On February 14, 2003, the Company sold the business and net assets of Computer Horizons e-Solutions (Europe) Limited, (“Solutions UK”) to Systems Associates Limited for 92,822 British Pounds Sterling (approximately US$ 145,500). The loss from the transaction was $272,000.

NOTE 17—CHANGE OF CONTROL AND OTHER SPECIAL CHARGES

In the fourth quarter of 2005, the Company recorded a charge of approximately $13.2 million related to the change of control resulting from the removal of the Company’s then existing Board of Directors. The $13.2 million charge is comprised of the following:

•       $9.7 million charge for change of control payments resulting from provisions defined in the Company’s supplemental executive retirement plan (SERP);

•       $3.5 million charge pertaining to employment agreements which contain change of control provisions requiring payments of specified amounts;

For fiscal year 2005, the Company recorded special charges/(credits) of $5.7 million primarily pertaining to expenses associated with two proxy contests (including approximately $0.5 million paid to reimburse participants in the proxy contest for costs incurred therein) and merger-related charges pertaining to the proposed merger with Analysts International Corp., which was not approved by the Company’s shareholders at the September 2, 2005 special meeting.

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

During the year ended December 31, 2003, the Company incurred special charges of $10.1 million consisting of a severance package for the Company’s former CEO and expenses related to the unilateral acquisition proposal and activities of Aquent LLC. The separation package of the Company’s former CEO, included a $3.5 million severance payment and $200,000 in continued medical coverage. In addition, $6.4 of the special charges pertained to the unilateral acquisition proposal and activities of Aquent LLC.

NOTE 18—COMPREHENSIVE INCOME/(LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“FAS 130”), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended
	December 31, 2005	December 31, 2004
	(dollars in thousands)
Comprehensive Income/(Loss):
Net Income/(Loss)	$(46,420)	$(25,172)
Other comprehensive income/(loss)—foreign currency adjustment	293	264
Realized loss on SERP investments	1,180	—
Unrealized gain/(loss) on SERP investments	84	325
Comprehensive Income/(Loss)	$(44,863)	$(24,583)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation	Unrealized gain/(loss) on Investments	Accumulated Other Comprehensive Income/Loss)
	(dollars in thousands)
Balance at December 31, 2003	(1,200)	(1,589)	(2,789)
Other comprehensive income (loss)	264	325	589
Balance at December 31, 2004	(936)	(1,264)	(2,200)
Other comprehensive income (loss)	293	1,264	1,557
Balance at December 31, 2005	(643)	—	(643)

NOTE 19—RESCISSION OFFER

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

NOTE 20—LEGAL MATTERS

The Company is involved in various and routine litigation matters, which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15 (f) and 15d-15 (f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

(a)          The information called for by Item 10 with respect to identification of directors of the Company is incorporated herein by reference to the material under the caption “Election of Directors” in the Company’s Proxy Statement, pursuant to Regulation 14A, for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report (the “2006 Proxy Statement”).

(b)         The information called for by Item 10 with respect to executive officers of the Company is incorporated herein by reference to the material under the caption “Executive Officers” in the 2006 Proxy Statement.

(c)          The information called for by Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1939 is incorporated herein by reference to the material under the caption “Compliance with Section 16(a) of the Exchange Act” in the 2006 Proxy Statement.

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

Item 11.                 Executive Compensation

The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption “Executive Compensation” in the 2006 Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 with respect to security ownership of certain beneficial owners and management and the equity compensation plan information is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners” in the 2006 Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions

The information called for by Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement.

Item 14.                 Principal Accountant Fees and Services

The information called for by Item 14 with respect to Principal Accountant Fees and Services is incorporated herein by reference to the material under the caption “Audit Fees” in the 2006 Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          Financial Statements and Financial Statement Schedules

1.                 Consolidated financial statements

•       Report of independent registered public accounting firm on the consolidated financial statements

•       Report of independent registered public accounting firm on internal controls

•       Consolidated balance sheets as of December 3l, 2005 and 2004

•       Consolidated statements of operations for each of the three years in the period ended December 31, 2005

•       Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2005

•       Consolidated statements of cash flows for each of the three years in the period ended December 31, 2005

•       Notes to consolidated financial statements

2. Schedule II—Valuation and qualifying accounts for the years ended December 31, 2005, 2004 and 2003.

	Column B	Column C	Column D		Column E
Column A	Balance at beginning of period	Charged to cost and expenses	Deductions— describe		Balance at end of period
Description
Year ended December 31, 2005
Allowance for doubtful accounts	$5,914	1,632	2,892	(1)	$4,654
Deferred tax asset valuation	$13,793	31,308	—		$45,101
2005 Restructure Reserve	$—	2,175	1,235	(2)	$940
2004 Restructure Reserve	$2,547	—	2,440	(2)	$107
2003 Restructure Reserve(3)	$804	—	183	(2)	$621
Year ended December 31, 2004
Allowance for doubtful accounts	$5,432	969	487	(1)	$5,914
Deferred tax asset valuation	$11,612	2,181	—		$13,793
2004 Restructure Reserve	$—	2,859	312	(2)	$2,547
2003 Restructure Reserve	$1,075	—	538	(2)	$537
2002 Restructure Reserve	$1,159	—	1,018	(2)	$141
2000 Restructure Reserve	$78	—	78	(2)	$—
1999 Restructure Reserve	$308	—	182	(2)	$126
Year ended December 31, 2003
Allowance for doubtful accounts	$7,696	4,644	6,908	(1)	$5,432
Deferred tax asset valuation	$10,289	1,323	—		$11,612
2003 Restructure Reserve	$—	3,278	2,203	(2)	$1,075
2002 Restructure Reserve	$2,483	—	1,324	(2)	$1,159
2000 Restructure Reserve	$295	—	217	(2)	$78
1999 Restructure Reserve	$488	—	180	(2)	$308

Notes

(1)          Uncollectible accounts written off, net of recoveries.

(2)          Includes payments for severance and lease obligation payments for closed offices.

(3)          Contains 1999, 2000, 2002 and 2003 restructure reserve.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

Board of Directors and Shareholders
Computer Horizons Corp.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated March 14, 2006, which is included in the 2005 Annual Report on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ GRANT THORNTON LLP
Grant Thornton LLP
Edison, New Jersey
March 14, 2006

Report of independent registered public accounting firm on the financial statements schedule.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.                List of Exhibits

Exhibit	Description	Incorporated by Reference to
2.1	Stock purchase agreement dated as of July 8, 2003 between the Company, RGII and Kathryn B. Freeland.	Exhibit 2.1 to Form 8-K dated July 8, 2003.
3(a-1)	Certificate of Incorporation as amended through 1971.	Exhibit 3(a) to Registration Statement on Form S-1 (File No. 2-42259)
3(a-2)	Certificate of Amendment dated May 16, 1983 to Certificate of Incorporation.	Exhibit 3(a-2) to Form 10K for the fiscal year ended February 28, 1983.
3(a-3)	Certificate of Amendment dated June 15, 1988 to Certificate of Incorporation.	Exhibit 3(a-3) to Form 10K for the fiscal year ended December 31, 1988.
3(a-4)	Certificate of Amendment dated July 6, 1989 to Certificate of Incorporation.	Exhibit 3(a-4) to Form 10K for the fiscal year ended December 31, 1994.
3(a-5)	Certificate of Amendment dated February 14, 1990 to Certificate of Incorporation.	Exhibit 3(a-5) to Form 10K for the fiscal year ended December 31, 1989.
3(a-6)	Certificate of Amendment dated May 1, 1991 to Certificate of Incorporation.	Exhibit 3(a-6) to Form 10K for the fiscal year ended December 31, 1994.
3(a-7)	Certificate of Amendment dated July 12, 1994 to Certificate of Incorporation.	Exhibit 3(a-7) to Form 10K for the fiscal year ended December 31, 1994.
3.2	Bylaws, as amended and presently in effect.	Exhibit 3.2 to Form 10K for the fiscal year ended December 31, 2003.
4(a)	Rights Agreement dated as of July 6, 1989 between the Company and Chemical Bank, as Rights Agent (“Rights Agreement”) which includes the form of Rights Certificate as Exhibit B.	Exhibit 1 to Registration Statement on Form 8-A dated July 7, 1989.
4(b)	Amendment No. 1 dated as of February 13, 1990 to Rights Agreement.	Exhibit 1 to Amendment No. 1 on Form 8 dated February 13, 1990 to Registration Statement on Form 8-A.
4(c)	Amendment No. 2 dated as of August 10, 1994 to Rights Agreement.	Exhibit 4(c) to Form 10K for the fiscal year ended December 31, 1994.
4(d)	Employee’s Savings Plan and Amendment Number One.	Exhibit 4.4 to Registration Statement on Form S-8 dated December 5, 1995.
4(e)	Employee’s Savings Plan Trust Agreement as Amended and Restated Effective January 1, 1996.	Exhibit 4.5 to Registration Statement on Form S-3 dated December 5, 1995.

Exhibit	Description	Incorporated by Reference to
4(f)	Amendment No. 3 dated as of July 13, 1999 to Rights Agreement.	Exhibit 4.1 to Form 8-K dated July 13, 1999.
10(a)	Employment Agreement dated as of February 16, 1990 between the Company and John J. Cassese.	Exhibit 10(a) to Form 10K for the year ended December 31, 1989.
10(b)	Employment Agreement dated as of January 1, 1997 between the Company and William J. Murphy.	Exhibit 10(g) to Form S-3 dated August 14, 1997.
10(c)	Employment Agreement dated as of March 6, 1997 between the Company and Michael J. Shea.	Exhibit 10(c) to Form 10K for the year ended December 31, 1996.
10(d)	1991 Directors’ Stock Option Plan, as amended.	Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.
10(e)	1994 Incentive Stock Option and Appreciation Plan.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1994.
10(f)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998.	Exhibit 10(h) to Form S-3 dated August 14, 1997.
10(g)	$10,000,000 Discretionary Line of Credit from PNC Bank dated as of June 5, 1998.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1996.
10(h)	1999 Employee Stock Purchase Plan.	Exhibit 99.1 to Form S8 dated March 17, 1999.
10(i)	Amendment to the employment agreement dated as of March 24, 2000 between the Company and William J. Murphy.	Exhibit 10(i) to Form 10K for the fiscal year ended December 31, 1999.
10(j)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998, as amended on March 15, 2000 (increased to $30,000,000).	Exhibit 10(j) to Form 10K for the fiscal year ended December 31, 1999.
10(k)	$20,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of March 20, 2001.	Exhibit 10(k) to Form 10K for the fiscal year ended December 31, 2000.
10(l)	$40,000,000 Asset-Based Lending Agreement payable to CIT dated as of July 31, 2001.	Exhibit 10(l) to Form 10K for the fiscal year ended December 31, 2001
10(n)	Amendment to the $40,000,000 Asset-Based Lending Agreement payable to CIT dated as of February 14, 2003.	Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 2002.
10(o)	Non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10(o) to Form 10-K/A for the fiscal year ended December 31, 2003.

Exhibit	Description	Incorporated by Reference to
10(p)	Non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10(p) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(q)	First Amendment to the non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10(q) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(r)	First Amendment to the non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10(r) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(s)	Summary of Executive Compensation Exchange Program with John J. Cassese.	Exhibit 10(s) to Form 10-K/A for the fiscal year ended December 31, 2002.
10(t)	Severance Agreement dated as of April 28, 2003 between the Company and John J. Cassese.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(u)	Amendment to the Employment Agreement dated as of March 31, 2003 between the Company and William J. Murphy.	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(v)	Amendment to the Employment Agreement dated as of April 3, 2003 between the Company and Michael J. Shea.	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(w)	Employment agreement dated as of July 8, 2003 between RGII and Kathryn B. Freeland.	Exhibit 10.1 to Form 8-K dated July 8, 2003.
10(x)	Employment agreement dated as of August 19, 2003 between the Company and Kristin R. Evins.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2003.
10(y)	Employment Agreement dated as of September 8, 2004, by and between Computer Horizons Corp. and John Ferdinandi together with Offer Letter dated August 5, 2004	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005
10(z)	Employment Agreement dated as of October 20, 2005 between Computer Horizons Corp. and Dennis J. Conroy	Exhibit 99.01 to the Company’s Current Report on Form 8-K/A filed on October 26, 2005
10(aa)	Employment Agreement dated as of October 20, 2005 between Computer Horizons Corp. and Brian A. Delle Donne	Exhibit 99.02 to the Company’s Current Report on Form 8-K/A filed on October 26, 2005
10(bb)	Accepted offer letter dated November 15, 2005 between Computer Horizons Corp. and Marci Braunstein	Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 30, 2005

Exhibit	Description	Incorporated by Reference to
10(cc)	Retention bonus agreement dated November 29, 2005 between Computer Horizons Corp. and Michael J. Shea	Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 5, 2005
10(dd)	Agreement and Plan of Merger, dated as of April 12, 2005, among Computer Horizons Corp., Analysts International Corporation and JV Merger Corp	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2005
10(ee)	Internal Memorandum to Computer Horizon Corp. employees, dated April 13, 2005	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 13, 2005
10(ff)	2004 Omnibus Incentive Compensation Plan dated May 19, 2004.	Exhibit 10(Y) to Form 10-K for year ended December 31, 2004
10(gg)	Stock Purchase Agreement between RGII Technologies, Inc. and Automated Information Management, Inc. dated April 1, 2004	Exhibit 10(Z) to Form 10-K for year ended December 31, 2004
21	List of Subsidiaries.	Filed herewith
23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	Filed herewith
31.1	CEO Certification required by Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	CFO Certification required by Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
Date: March 16, 2006	By:	/s/ DENNIS J. CONROY
Dennis J. Conroy, President, CEO
(Principal Executive Officer)
Date: March 16, 2006	By:	/s/ MICHAEL J. SHEA
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)
Date March 16, 2006	By:	/s/ MARCI BRAUNSTEIN
Marci Braunstein
Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMPUTER HORIZONS CORP.
Date: March 16, 2006	By:	/s/ ERIC ROSENFELD
Eric Rosenfeld, Chairman of the Board and Director
Date: March 16, 2006	By:	/s/ KARL L. MEYER
Karl L. Meyer, Director
Date: March 16, 2006	By:	/s/ FRANK J. TANKI
Frank J. Tanki, Director
Date: March 16, 2006	By:	/s/ WILLEM VAN RIJN
Willem van Rijn, Director
Date: March 16, 2006	By:	/s/ ROBERT F. WALTERS
Robert F. Walters, Director

Exhibit Index

Exhibit	Description	Incorporated by Reference to
2.1	Stock purchase agreement dated as of July 8, 2003 between the Company, RGII and Kathryn B. Freeland.	Exhibit 2.1 to Form 8-K dated July 8, 2003.
3(a-1)	Certificate of Incorporation as amended through 1971.	Exhibit 3(a) to Registration Statement on Form S-1 (File No. 2-42259)
3(a-2)	Certificate of Amendment dated May 16, 1983 to Certificate of Incorporation.	Exhibit 3(a-2) to Form 10K for the fiscal year ended February 28, 1983.
3(a-3)	Certificate of Amendment dated June 15, 1988 to Certificate of Incorporation.	Exhibit 3(a-3) to Form 10K for the fiscal year ended December 31, 1988.
3(a-4)	Certificate of Amendment dated July 6, 1989 to Certificate of Incorporation.	Exhibit 3(a-4) to Form 10K for the fiscal year ended December 31, 1994.
3(a-5)	Certificate of Amendment dated February 14, 1990 to Certificate of Incorporation.	Exhibit 3(a-5) to Form 10K for the fiscal year ended December 31, 1989.
3(a-6)	Certificate of Amendment dated May 1, 1991 to Certificate of Incorporation.	Exhibit 3(a-6) to Form 10K for the fiscal year ended December 31, 1994.
3(a-7)	Certificate of Amendment dated July 12, 1994 to Certificate of Incorporation.	Exhibit 3(a-7) to Form 10K for the fiscal year ended December 31, 1994.
3.2	Bylaws, as amended and presently in effect.	Exhibit 3.2 to Form 10K for the fiscal year ended December 31, 2003.
4(a)	Rights Agreement dated as of July 6, 1989 between the Company and Chemical Bank, as Rights Agent (“Rights Agreement”) which includes the form of Rights Certificate as Exhibit B.	Exhibit 1 to Registration Statement on Form 8-A dated July 7, 1989.
4(b)	Amendment No. 1 dated as of February 13, 1990 to Rights Agreement.	Exhibit 1 to Amendment No. 1 on Form 8 dated February 13, 1990 to Registration Statement on Form 8-A.
4(c)	Amendment No. 2 dated as of August 10, 1994 to Rights Agreement.	Exhibit 4(c) to Form 10K for the fiscal year ended December 31, 1994.
4(d)	Employee’s Savings Plan and Amendment Number One.	Exhibit 4.4 to Registration Statement on Form S-8 dated December 5, 1995.
4(e)	Employee’s Savings Plan Trust Agreement as Amended and Restated Effective January 1, 1996.	Exhibit 4.5 to Registration Statement on Form S-3 dated December 5, 1995.

Exhibit	Description	Incorporated by Reference to
4(f)	Amendment No. 3 dated as of July 13, 1999 to Rights Agreement.	Exhibit 4.1 to Form 8-K dated July 13, 1999.
10(a)	Employment Agreement dated as of February 16, 1990 between the Company and John J. Cassese.	Exhibit 10(a) to Form 10K for the year ended December 31, 1989.
10(b)	Employment Agreement dated as of January 1, 1997 between the Company and William J. Murphy.	Exhibit 10(g) to Form S-3 dated August 14, 1997.
10(c)	Employment Agreement dated as of March 6, 1997 between the Company and Michael J. Shea.	Exhibit 10(c) to Form 10K for the year ended December 31, 1996.
10(d)	1991 Directors’ Stock Option Plan, as amended.	Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.
10(e)	1994 Incentive Stock Option and Appreciation Plan.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1994.
10(f)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998.	Exhibit 10(h) to Form S-3 dated August 14, 1997.
10(g)	$10,000,000 Discretionary Line of Credit from PNC Bank dated as of June 5, 1998.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1996.
10(h)	1999 Employee Stock Purchase Plan.	Exhibit 99.1 to Form S8 dated March 17, 1999.
10(i)	Amendment to the employment agreement dated as of March 24, 2000 between the Company and William J. Murphy.	Exhibit 10(i) to Form 10K for the fiscal year ended December 31, 1999.
10(j)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998, as amended on March 15, 2000 (increased to $30,000,000).	Exhibit 10(j) to Form 10K for the fiscal year ended December 31, 1999.
10(k)	$20,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of March 20, 2001.	Exhibit 10(k) to Form 10K for the fiscal year ended December 31, 2000.
10(l)	$40,000,000 Asset-Based Lending Agreement payable to CIT dated as of July 31, 2001.	Exhibit 10(l) to Form 10K for the fiscal year ended December 31, 2001
10(n)	Amendment to the $40,000,000 Asset-Based Lending Agreement payable to CIT dated as of February 14, 2003.	Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 2002.
10(o)	Non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10(o) to Form 10-K/A for the fiscal year ended December 31, 2003.

Exhibit	Description	Incorporated by Reference to
10(p)	Non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10(p) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(q)	First Amendment to the non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10(q) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(r)	First Amendment to the non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10(r) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(s)	Summary of Executive Compensation Exchange Program with John J. Cassese.	Exhibit 10(s) to Form 10-K/A for the fiscal year ended December 31, 2002.
10(t)	Severance Agreement dated as of April 28, 2003 between the Company and John J. Cassese.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(u)	Amendment to the Employment Agreement dated as of March 31, 2003 between the Company and William J. Murphy.	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(v)	Amendment to the Employment Agreement dated as of April 3, 2003 between the Company and Michael J. Shea.	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(w)	Employment agreement dated as of July 8, 2003 between RGII and Kathryn B. Freeland.	Exhibit 10.1 to Form 8-K dated July 8, 2003.
10(x)	Employment agreement dated as of August 19, 2003 between the Company and Kristin R. Evins.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2003.
10(y)	Employment Agreement dated as of September 8, 2004, by and between Computer Horizons Corp. and John Ferdinandi together with Offer Letter dated August 5, 2004	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005
10(z)	Employment Agreement dated as of October 20, 2005 between Computer Horizons Corp. and Dennis J. Conroy	Exhibit 99.01 to the Company’s Current Report on Form 8-K/A filed on October 26, 2005
10(aa)	Employment Agreement dated as of October 20, 2005 between Computer Horizons Corp. and Brian A. Delle Donne	Exhibit 99.02 to the Company’s Current Report on Form 8-K/A filed on October 26, 2005
10(bb)	Accepted offer letter dated November 15, 2005 between Computer Horizons Corp. and Marci Braunstein	Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 30, 2005

Exhibit	Description	Incorporated by Reference to
10(cc)	Retention bonus agreement dated November 29, 2005 between Computer Horizons Corp. and Michael J. Shea	Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 5, 2005
10(dd)	Agreement and Plan of Merger, dated as of April 12, 2005, among Computer Horizons Corp., Analysts International Corporation and JV Merger Corp	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2005
10(ee)	Internal Memorandum to Computer Horizon Corp. employees, dated April 13, 2005	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 13, 2005
10(ff)	2004 Omnibus Incentive Compensation Plan dated May 19, 2004.	Exhibit 10(Y) to Form 10-K for year ended December 31, 2004
10(gg)	Stock Purchase Agreement between RGII Technologies, Inc. and Automated Information Management, Inc. dated April 1, 2004	Exhibit 10(Z) to Form 10-K for year ended December 31, 2004
21	List of Subsidiaries.	Filed herewith
23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	Filed herewith
31.1	CEO Certification required by Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	CFO Certification required by Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith