Form 10-K/A
period 2005-12-31
COMPUTER HORIZONS CORP
filed 2006-05-01
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(973) 299-4000
(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $98,000,000. The number of shares outstanding of each of the registrant’s classes of common stock as of March 14, 2006 were 32,525,514 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

COMPUTER HORIZONS CORP.
December 31, 2005
Form 10-K/A
Table of Contents

PART III
Item 10	Directors and Executive Officers of the Registrant	2
Item 11	Executive Compensation	5
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13	Certain Relationships and Related Transactions	12
Item 14	Principal Accountant Fees and Services	12
PART IV
Item 15	Exhibits and Financial Statement Schedules	13
SIGNATURES

Explanatory Note

Computer Horizons Corp. (“the Company”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 16, 2006, solely for the purpose of including the information required to be disclosed in Part III thereof. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

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

                                                                                             PART III

Item 10.    Directors and Executive Officers of the Registrant

The names and ages of each director of the Company, each of their principal occupations at present and for the past five (5) years and certain other information about each of the directors are set forth below:

Name	Age	Director Since
ERIC ROSENFELD has served as the general partner of Crescendo Partners, L.P., a New York-based investment firm, since November 1998. Mr. Rosenfeld also currently serves as Chairman of the Board, Chief Executive Officer and President of Arpeggio Acquisition Corporation. In addition, he serves on the Boards of CPI Aerostructures, Inc., as Chairman; and as Director at Sierra Systems Inc. and Emergis Inc. Prior, Mr. Rosenfeld was a Managing Director at CIBC Oppenheimer, a financial services firm, and its predecessor company Oppenheimer & Co., Inc.	48	2005

KARL L. MEYER recently retired as Chairman of the board and president of Ermis Maritime Holdings Limited, an owner and operator of ocean going tankers. Previously, he held similar positions with Homeport Bancorp, Inc. (1991–2000), a single bank holding company, and Marine Transport Lines, Inc., the owner and operator of 58 vessels, from April 1986 to December 1989. Prior to that, Mr. Meyer was Managing Director of Diogenes Management Company, an investment advisory company, from July 1995 to 2004. He served as a director of Stelmar Shipping Inc., BT Shipping Limited and Computer Horizons from May 2003 to May 2004.

	67	2005
FRANK J. TANKI most recently served as a director of Acceris Communications Inc., a broad based telecommunications company, from May 2004 to March 2005. Prior to Mr. Tanki’s retirement in 2000, he spent 36 years with Coopers & Lybrand (now Price Waterhouse Coopers) and retired in 1998 as a Senior Partner in the Business Assurance practice. During his career, he was a member of the firm’s Executive Committee, Director of Accounting and SEC Technical Services and Partner-In-Charge of the New York practice group.	65	2005
WILLEM VAN RIJN has served as Senior Advisor to the founder and management committee of Capco, an operations and technology consulting and solutions firm since 2002. Prior to joining Capco, Mr. van Rijn was a Senior Partner with Price Waterhouse Coopers, and its predecessor Coopers & Lybrand, where he served as the Managing Partner of the Japanese financial services consulting practice from 1998 to 2002, and the global strategy and financial risk management consulting practice from 1995 to 1998.	56	2005

ROBERT F. WALTERS is currently a director of Integreo, a business process outsourcing (BPO) company that provides technology-based BPO solutions to the healthcare, insurance, government and commercial industries. Prior to joining Integreo in 2003, Mr. Walters was an Executive Vice President and Chief Information Officer of John Hancock Financial Services (1995—2004), when it was acquired by ManuLife of Toronto, Canada. Prior to joining John Hancock, Mr. Walters held a variety of senior information technology positions at Citicorp, in the US, London and Brussels. He was the Chief Information Officer of European technology, managing the technology operations of businesses in 14 countries in Western Europe.

56	2005

Additional Executive Officers of the Company Who Are Not Directors:

Name	Age
Dennis J. Conroy	60

Mr. Conroy has been President and Chief Executive Officer of the Company since October 2005. He served in various leadership roles at management consulting firms, bringing 30 years of management and leadership experience to the Company. From 2003 to 2004, Mr. Conroy served as a Managing Director at BearingPoint, Inc. From 1998 through 2003, Mr. Conroy held various leadership positions, including membership in Price Waterhouse Coopers’ North American Executive Leadership Team, and CEO of Price Waterhouse Cooper’s West Business Unit. Prior to joining Price Waterhouse Coopers, Mr. Conroy served as vice president of Booz/Allen/Hamilton, Inc.’s communications and technology practice, as well as managing partner of the National Information—Communications Industry Practice at Coopers & Lybrand.

Brian A. Delle Donne	49

Mr. Delle Donne has been Executive Vice President and Chief Operating Officer of the Company since October 2005. He brings significant turnaround and mergers and acquisitions experience to the Company. From 1998 into 2005, Mr. Delle Donne served as Chief Operating Officer of RCM Technologies, Inc., a professional services company delivering IT and engineering solutions to solve client business challenges. Mr. Delle Donne was also president of Knight Facilities Management, a subsidiary of a privately held global engineering and management consulting firm and a senior vice president at Ogden Projects Inc., where he was also President and Chief Operating Officer of its environmental services subsidiary.

Michael J. Shea	46

Mr. Shea joined Computer Horizons in March 1995 as the Corporate Controller. He has held various titles during his tenure with CHC, including Chief Financial Officer since 2003. Before joining Computer Horizons, Mr. Shea was the Director of Internal Audit (September 1992 to February 1995) and the Manager of Financial Reporting (January 1989 to August 1992) at Booz, Allen & Hamilton, Inc., an international management consulting company. From July 1982 to December 1988, Mr. Shea was a member of the audit staff at Ernst & Young, a national accounting firm based in New York City.

Marci Braunstein	39

Ms. Braunstein has been Corporate Controller of the Company since November 2005. She brings approximately 15 years of financial experience to Computer Horizons. Ms. Braunstein has served as Controller for MediaBay, Inc., a public media, marketing and publishing company, since 1999. Prior to that she served in several finance and audit related roles at Prudential Financial, PNC Bank and Ernst & Young.

The Audit Committee

The Company has an Audit Committee, consisting of Messrs. Tanki, Meyer and van Rijn. The Company has determined that all of the members of the Audit Committee are “independent” under the current listing standards of the National Association of Securities Dealers. The Company has determined that Mr. Tanki is a “financial expert” as defined by the rules promulgated under the Sarbanes-Oxley Act of 2002.

Code of Ethics

Our executive officers are subject to a code of ethics that complies with standards mandated by the Sarbanes-Oxley Act of 2002. The complete code of ethics is available on our website at www.computerhorizons.com. At any time it is not available on our website, we will provide a copy free of charge upon written request made to our Investor Relations Department, at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey 07046-1495. Information on our website is not part of this Annual Report. If we amend or grant any waiver from a provision of our code of ethics that applies to our executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.computerhorizons.com or by filing a Current Report on Form 8-K.

Compliance with Section 16(A) Of The Exchange Act

Section 16 (a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Commission. Such officers, directors and 10 percent stockholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes, during the fiscal year ended December 31, 2005, that there was compliance with all section 16(a) filing requirements applicable to its officers, directors and 10 percent stockholders.

Item 11.   Executive Compensation

The following table sets forth the compensation paid by the Company for the fiscal years indicated, to the Chief Executive Officer and to each of the Company’s other executive officers, whose combined salary and bonus exceeded $100,000, (together, the “named executive officers”), as of December 31, 2005.

SUMMARY COMPENSATION TABLE
As of December 31, 2005

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
	Year	Salary (3)	Bonus(1)	Other Annual Compen- sation	Restricted Stock Awards	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compen- sation(2)
Dennis Conroy	2005	$74,658	—	—	—	100,000	—	$3,539
President and
Chief Executive Officer
William J. Murphy(4)	2005	$291,722	—	—	—	—	—	$2,368,845
President and	2004	$365,000	—	—	—	39,434	—	$17,380
Chief Executive Officer	2003	$290,000	$75,000	—	—	78,867	—	$16,180
Michael J. Shea	2005	$220,000	$25,000	—	—	—	—	$1,008,151
Chief Financial Officer	2004	$220,000	—	—	—	20,464	—	$6,905
	2003	$150,000	$40,000	—	—	71,292	—	$7,980

(1)    Mr. Shea was awarded a retention bonus of $40,000 in 2003 and $152,000 in 2005 which was payable quarterly through September 2006. Mr. Shea received $25,000 of this award in 2005 and $25,000 in 2006. The remainder of the award has been forfeited due to his voluntary resignation from the Company in April 2006.

(2)    The Company sponsors and pays in full basic life and accidental death & dismemberment insurance policies for all benefit eligible employees in the amount of one times base salary up to a maximum of $150,000. The premiums remitted for this policy in 2005 were $234, $200 and $39 for Messrs. Shea, Murphy and Conroy, respectively. Under each such insurance policy, the insured has the right to designate the beneficiaries.

The Company maintains a defined contribution (401K) savings plan. Full-time salaried employees are eligible to participate in the Plan following the completion of six months of continued service. The Company contributes $.50 for every dollar contributed by all participating salaried employees up to 4% of each employee’s semi-monthly salary deferral. The maximum match allowable by the Plan in 2005 was $4,200. In 2005 Mr. Murphy deferred $14,000 and received a company match in the amount of $4,200. Mr. Shea deferred $10,267 and received a company match in the amount of $3,117. Mr. Conroy did not meet service eligibility requirements in 2005 and did not participate in the plan.

The Company maintained a non-qualified supplemental retirement benefit agreement with Messrs. Murphy and Shea. Under his agreement Mr. Shea would have been entitled to receive $1,000,000 upon retirement from the Company at age 65. In accordance with the supplemental retirement benefit agreement, the $1,000,000 retirement benefit becomes fully vested and payable upon a change of control of the company. In the fourth quarter of 2005, a change of control occurred. Messrs. Murphy and Shea each received a payment of $1,000,000 related to the supplemental retirement agreement. Subsequent to the change of control, the plan has been terminated and no further payments will be required.

Mr. Murphy was entitled to an auto allowance of $12,000 and $9,000, for the years 2004 and 2005. Mr. Shea was entitled to an auto allowance of $4,800, for the years 2004 and 2005, respectively. Mr. Conroy was entitled to a monthly automobile allowance of $1,000; and received $3,500 for 2005.

Mr. Murphy received a severance payment of $895,000, a vacation payout of $21,058 and a deferred compensation payout of $439,387.

(3)    Mr. Conroy began employment in October 2005. The agreement provides for an annual salary at a rate of $365,000.

(4)    Mr. Murphy was employed by Computer Horizons Corp. until October 18, 2005.

The following table shows stock options granted to the named executive officers in 2005. Additionally, in accordance with the rules of the SEC, the table shows the hypothetical gains or option spreads that would exist for the options. These gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the dates the options were granted over the full option term.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in 2005	Exercise Price	Expiration Date	5%	10%
Dennis Conroy	100,000	(1)	21%	$4.16	10/18/2010	$114,933	$253,972
William J. Murphy	—		—	—	—	—	—
Michael J. Shea	—		—	—	—	—	—

(1)   Options were granted to Dennis Conroy at the commencement of his employment in October 2005 with an exercise price of $4.16 per share at the grant date.

Pursuant to the terms of the option grants, upon exercise of such options, if the optionee, while employed by the Company, desires to sell any shares acquired upon exercise of such options, the optionee must first offer such shares to the Company at their then fair market value. The options granted to Mr. Conroy become exercisable over a period of three years.

Prior to the adoption of FIN 44 and the Sarbanes-Oxley Act of 2002, certain officers had the right to borrow from the Company against the exercise price of options exercised. As of December 31, 2005 and 2004, total outstanding borrowings pertaining to Mr. Shea amounted to $100,000, which borrowings occurred in 1999. A partial repayment of $15,000 was received in January 2006, and Mr. Shea will repay the balance of the loan on April 28, 2006, upon his resignation.

The following table sets forth certain information concerning stock options exercised in 2005 or held as of the end of the year, by the named executive officers. Such options were granted under the Company’s 1994 Incentive Stock Option and Appreciation Plans, and 2004 Omnibus Incentive Compensation Plan. No stock appreciation rights have been granted under either Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND DECEMBER 31, 2005 OPTION VALUES

			Number of Securities			Value of Unexercised
	Shares		Underlying Unexercised			In-the-Money
	Acquired	Value	Options at 12/31/05			Options at 12/31/05
Name	on Exercise	Realized(1)	Exercisable	Unexercisable		Exercisable	Unexercisable
Dennis Conroy	—	—	—	100,000	(2)	$	$19,000	(3)
William J. Murphy	203,867	$180,389	—	—		—	—
Michael J. Shea	—	—	131,292	—		$109,994	$—

(1)   Value realized is defined by the Securities and Exchange Commission as the difference between the market value, on date of exercise, of shares acquired and the exercise price of the options exercised.

(2)   Options were granted to Dennis Conroy at the commencement of his employment in October 2005 with an exercise price of $4.16 per share at the grant date.

(3)   The value in-the-money was based on the market price of shares at December 31, 2005, which was higher than the option price.

Employment Agreements

EMPLOYMENT CONTRACTS WITH NAMED EXECUTIVE OFFICERS

On October 20, 2005, in connection with appointment of Dennis J. Conroy as Chief Executive Officer and President of Computer Horizons Corp. (the “Company”), the Company entered into an employment letter (the “Conroy Letter”) with Mr. Conroy, which sets forth terms and provisions governing Mr. Conroy’s employment as Chief Executive Officer and President of the Company.  The Conroy Letter provides for an annual salary of $365,000. In connection with his employment, Mr. Conroy received an option grant to purchase 100,000 shares of the Company’s common stock, $.10 par value, at an exercise price of $4.16 per share pursuant to and in accordance with the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”). Such stock option shall vest and become exercisable as to one-third of such shares on each of October 19, 2006, October 19, 2007 and October 19, 2008. Such stock option shall vest and become exercisable with respect to all of such shares upon a “Change of Control” as such term is defined in the 2004 Plan. Mr. Conroy will be provided with a car allowance of $1,000 per month and will be eligible for twenty-five paid vacation days per year.

Mr. Shea has an employment agreement with the Company, which would have automatically renewed in March, provided he had not resigned. The Agreement provided for an annual salary at the rate of $220,000, plus severance pay in the event of termination of employment by the Company. The Agreement also provided that, if a Change of Control occurs and thereafter Mr. Shea either continues to be employed by the Company through the end of the contract term or his employment is terminated by the Company other than for cause or disability (as such terms are defined in the Agreement) or Mr. Shea terminates his employment for good reason (as defined in the Agreement), then Mr. Shea shall be entitled to receive a lump sum equal to two times his current base salary and highest bonus (subject to reduction to avoid excise or other taxes) earned during his employment with the Company, as well as continued benefits under the Company’s benefit plans. Mr. Shea voluntarily resigned from the Company effective April 28, 2006.

Mr. Murphy was party to an employment agreement with the Company. The Agreement provided, among other things, for an annual salary at the rate of $365,000, with such increases and bonuses, if any, as the Board of Directors may determine, together with participation in all benefit plans in which members of the Company’s senior management generally are entitled to participate. The Agreement also provided that, if a Change of Control occurs and thereafter Mr. Murphy either continues to be employed by the Company through the end of the contract term or his employment is terminated by the Company other than for cause or disability (as such terms are defined in the Agreement) or Mr. Murphy terminates his employment for good reason (as defined in the Agreement), then Mr. Murphy shall be entitled to receive a lump sum equal to two times his current base salary and highest bonus (subject to reduction to avoid excise or other taxes) earned during his employment with the Company, as well as continued benefits under the Company’s benefit plans. Mr. Murphy’s employment with the Company was terminated on October 18, 2005.

SEPARATION AGREEMENTS WITH CERTAIN EXECUTIVE OFFICERS

On October 18, 2005, William J. Murphy, upon termination as President and Chief Executive Officer and in accordance with his employment agreement, was paid severance in the amount of $895,000, along with his deferred compensation funds, which approximated $381,000. Mr. Murphy agreed pursuant to the separation agreement that these payments were in full satisfaction of any obligations that would otherwise be due him as severance and unpaid salary, benefits, or other compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Chairman, Robert Walters; Eric Rosenfeld and Willem van Rijn. None of these individuals was at any time during the fiscal year ended December 31, 2005 or at any other time one of our officers or employees.

None of our executive officers serve as a member of the Board of Directors or the compensation committee of any other entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Director Compensation

In 2005, the Company engaged Hewitt Associates to conduct an independent review of Outside Director Compensation. Based upon this study, effective October 18, 2005, the compensation for non-employee Directors has been modified as follows:

•       Per meeting fee for non-employee Directors adjusted from $1,000 to $2,000 which is the median among companies paying Board meeting fees.

•       Annual fees for Audit Committee and Compensation Committee Chair have been adjusted to $8,000 and $5,000 respectively due to stringent corporate governance mandates, responsibilities and time commitments.

•       Initial up-front stock option award moved from 10,000 to 15,000 bringing stock option award in line with standard market approach.

The following summarizes non-employee Director compensation:

•       The Chairman of the Board will receive an annual retainer of $30,000;

•       Each non-employee director will receive an annual retainer of $20,000;

•       Each non-employee director will receive an additional $2,000 per each Board meeting attended;

•       Each non-employee director of each standing committee will receive a fee of $1,000 per each full length committee meeting attended;

•       Chairs of the Board and the various standing committees, excepting the Audit Committee, will receive an annual fee of $5,000. In lieu of the foregoing, the Chair of the Audit Committee will receive an annual fee of $8,000; and

•       Each non-employee member of the Board receives a one-time initial grant of an option to purchase 15,000 shares of the Company’s common stock and an annual grant of an option to purchase 10,000 shares, with an exercise price equal to the fair market value on the date of the grant.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column(a)) (c)
Equity compensation plans approved by security holders	2,675,000	$3.69	3,050,500	(1)
Equity compensation plans not approved by security holders			—
Total	2,675,000		3,050,500

(1)          Consists of 2,976,500 shares of the Company’s common stock reserved under the 2004 Omnibus Incentive Compensation Plan and 74,000 shares of the Company’s common stock reserved under the Company’s 1991 Directors’ Stock Option Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS INCLUDING DIRECTORS
AND NAMED EXECUTIVE OFFICERS

The following table presents certain information with respect to the beneficial ownership of shares of the Company’s common stock (its only class of voting securities) on March 31, 2006 (except as noted otherwise), by (a) persons owning more than 5% of such shares, (b) each director, (c) the named executive officers identified in the Summary Compensation Table, and (d) all directors and named executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares shown as being owned by such person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of March 31, 2005(1)		Percent of Class
Eric Rosenfeld	2,426,600	(2)	7.46%
49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495
Karl L. Meyer	25,000		(3)
49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495
Frank J. Tanki	25,000		(3)
49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495
Willem van Rijn	25,000		(3)
49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495
Robert F. Walters	25,000		(3)
49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495
Dennis Conroy	0		(3)
49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495
Michael J. Shea	144,948		(3)
49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495
All directors and executive officers as a group (eight persons)	2,671,548		7.9%
Dimensional Fund Advisors, Inc	2,307,921	(4)	7.1%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
Boston Avenue Capital	1,999,540	(5)	6.15%
415 South Boston, 9th Floor Tulsa, OK 74103
Regan Partners L.P.	1,702,600	(6)	5.23%
32 E. 57th St.; 20th Floor New York, NY 10022
Crescendo Partners II, L.P., Series R(7)	2,401,600		7.38%
10 E. 53rd St.; 35th Floor New York, NY 10022

(1)          Includes 131,292 shares issuable upon exercise of options granted under the Company’s 1994 Incentive Stock Option and Appreciation Plan to Mr. Shea. Includes shares issuable upon exercise of options granted under the Company’s 2004 Omnibus Incentive Compensation Plan , as follows: Rosenfeld, 5,000; Meyer, 5,000; Tanki, 5,000; van Rijn, 5,000; Walters, 5,000. Includes shares issuable upon exercise of options granted under the 1991 Directors’ Stock Option Plan, as follows: Rosenfeld, 20,000; Meyer, 20,000; Tanki, 20,000; van Rijn, 20,000; Walters, 20,000

(2)          Includes 2,401,600 shares owned by Crescendo Partners II, L.P., Series R. Crescendo Partners II L.P., Series R filed a Schedule 13D Statement with the Securities and Exchange Commission stating that as of the end of business on October 20, 2005, Crescendo Partners II, L.P., Series R beneficially owned 2,401,600 shares of the Company’s Common Stock. As the general partner of Crescendo Partners II, Crescendo Investments II, LLC may be deemed to beneficially own the 2,401,600 shares of the Company’s Common Stock owned by Crescendo Partners II. As the managing member of Crescendo Investments II, which in turn is the general partner of Crescendo Partners II, Mr. Rosenfeld may be deemed to beneficially own the 2,401,600 shares of the Company’s common stock owned by Crescendo Partners II. Mr. Rosenfeld has sole voting and dispositive power with respect to the 2,401,600 shares of the Company’s common stock owned by Crescendo Partners II by virtue of this authority to vote and dispose of such shares. Crescendo Investments II and Mr. Rosenfeld disclaim beneficial ownership of the shares held by Crescendo Partners II, except to the extent of their pecuniary interest therein.

(3)          Less than 1%

(4)          Dimensional Fund Advisors, Inc. filed a Schedule 13G/A Statement with the Securities and Exchange Commission stating that as of February 6, 2006, it may be deemed to have sole voting power and sole dispositive power with respect to 2,307,921 shares of the Company’s common stock with no shared voting power or shared dispositive power.

(5)          Boston Avenue Capital filed a Schedule 13D Statement with the Securities and Exchange Commission stating that as of October 11, 2005 it may be deemed to have sole voting power and sole dispositive power with respect to 1,999,540 shares of the Company’s common stock with no shared voting power or shared dispositive power.

(6)          Regan Partners L.P. filed a Schedule 13G Statement with the Securities and Exchange Commission stating that as of January 6, 2006 it may be deemed to have sole dispositive power with respect to 375,000 shares of the Company’s common stock and shared dispositive power with respect to 1,327,600.

(7)          Crescendo Partners II L.P., Series R filed a Schedule 13D Statement with the Securities and Exchange Commission stating that as of the end of business on October 20, 2005, Crescendo Partners II, L.P., Series R beneficially owned 2,401,600 shares of the Company’s common stock. As the general partner of Crescendo Partners II, Crescendo Investments II, LLC may be deemed to beneficially own the 2,401,600 shares of the Company’s common stock owned by Crescendo Partners II. As the managing member of Crescendo Investments II, which in turn is the general partner of Crescendo Partners II, Mr. Rosenfeld may be deemed to beneficially own the 2,401,600 shares of the Company’s common stock owned by Crescendo Partners II. Mr. Rosenfeld has sole voting and dispositive power with respect to the 2,401,600 shares of the Company’s common stock owned by Crescendo Partners II by virtue of this authority to vote and dispose of such shares. Crescendo Investments II and Mr. Rosenfeld disclaim beneficial ownership of the shares held by Crescendo Partners II, except to the extent of their pecuniary interest therein.

Item 13.   Certain Relationships and Related Transactions

The Company reimbursed Crescendo Partners L.P., an entity of which Eric Rosenfeld, the Chairman of the Board of the Company, is the General Partner, approximately $500,000 for two proxy campaigns initiated and won in 2005 with respect to the Company.

Item 14.   Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $1,046,000 and $1,385,000 in 2005 and 2004, respectively, including fees for the audit of the Company’s annual financial statements included in the Company’s Form 10-K, review of the Company’s quarterly financial statements included in the Company’s Form 10-Q, Sarbanes Oxley Section 404 audit procedures, consents and accounting consultations, and other such services that generally only an independent accountant can provide.

Audit Related Fees

Audit Related Fees.   Fees for audit-related services totaled $757,000 and $625,000 in 2005 and 2004, respectively, including fees for the audit of the Company’s restated Forms 10-K and 10-Q in 2004, acquisition due diligence, review of the Company’s S-3 filing, Chimes SAS 70 review, employee benefit plan audits and certain other services traditionally performed by independent accountants.

Tax Fees

Fees for tax services, including tax preparation, compliance and tax planning, totaled $136,000 and $160,000 in 2005 and 2004, respectively. These amounts include tax preparation and compliance fees of $92,000 and $106,000 in 2005 and 2004, respectively.

Other Fees

None in 2005 and 2004

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services. Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. All services have been approved by the Audit Committee, and all audit services performed by Grant Thornton were performed by permanent, full-time employees of Grant Thornton.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

The following exhibits and financial statement schedules are incorporated by reference in Part III of this Form 10-K/A.

(a)          Financial Statements and Financial Statement Schedules

The required Financial Statements were previously filed on this Form 10-K.

(b)         Exhibits

Exhibit	Description	Incorporated by Reference to
2.1	Stock purchase agreement dated as of July 8, 2003 between the Company, RGII and Kathryn B. Freeland.	Exhibit 2.1 to Form 8-K dated July 8, 2003.
3(a-1)	Certificate of Incorporation as amended through 1971.	Exhibit 3(a) to Registration Statement on Form S-1 (File No. 2-42259)
3(a-2)	Certificate of Amendment dated May 16, 1983 to Certificate of Incorporation.	Exhibit 3(a-2) to Form 10K for the fiscal year ended February 28, 1983.
3(a-3)	Certificate of Amendment dated June 15, 1988 to Certificate of Incorporation.	Exhibit 3(a-3) to Form 10K for the fiscal year ended December 31, 1988.
3(a-4)	Certificate of Amendment dated July 6, 1989 to Certificate of Incorporation.	Exhibit 3(a-4) to Form 10K for the fiscal year ended December 31, 1994.
3(a-5)	Certificate of Amendment dated February 14, 1990 to Certificate of Incorporation.	Exhibit 3(a-5) to Form 10K for the fiscal year ended December 31, 1989.
3(a-6)	Certificate of Amendment dated May 1, 1991 to Certificate of Incorporation.	Exhibit 3(a-6) to Form 10K for the fiscal year ended December 31, 1994.
3(a-7)	Certificate of Amendment dated July 12, 1994 to Certificate of Incorporation.	Exhibit 3(a-7) to Form 10K for the fiscal year ended December 31, 1994.
3.2	Bylaws, as amended and presently in effect.	Exhibit 3.2 to Form 10K for the fiscal year ended December 31, 2003.
4(a)	Rights Agreement dated as of July 6, 1989 between the Company and Chemical Bank, as Rights Agent (“Rights Agreement”) which includes the form of Rights Certificate as Exhibit B.	Exhibit 1 to Registration Statement on Form 8-A dated July 7, 1989.
4(b)	Amendment No. 1 dated as of February 13, 1990 to Rights Agreement.	Exhibit 1 to Amendment No. 1 on Form 8 dated February 13, 1990 to Registration Statement on Form 8-A.
4(c)	Amendment No. 2 dated as of August 10, 1994 to Rights Agreement.	Exhibit 4(c) to Form 10K for the fiscal year ended December 31, 1994.
4(d)	Employee’s Savings Plan and Amendment Number One.	Exhibit 4.4 to Registration Statement on Form S-8 dated December 5, 1995.

4(e)	Employee’s Savings Plan Trust Agreement as Amended and Restated Effective January 1, 1996.	Exhibit 4.5 to Registration Statement on Form S-3 dated December 5, 1995.
4(f)	Amendment No. 3 dated as of July 13, 1999 to Rights Agreement.	Exhibit 4.1 to Form 8-K dated July 13, 1999.
10(a)	Employment Agreement dated as of February 16, 1990 between the Company and John J. Cassese.	Exhibit 10(a) to Form 10K for the year ended December 31, 1989.
10(b)	Employment Agreement dated as of January 1, 1997 between the Company and William J. Murphy.	Exhibit 10(g) to Form S-3 dated August 14, 1997.
10(c)	Employment Agreement dated as of March 6, 1997 between the Company and Michael J. Shea.	Exhibit 10(c) to Form 10K for the year ended December 31, 1996.
10(d)	1991 Directors’ Stock Option Plan, as amended.	Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.
10(e)	1994 Incentive Stock Option and Appreciation Plan.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1994.
10(f)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998.	Exhibit 10(h) to Form S-3 dated August 14, 1997.
10(g)	$10,000,000 Discretionary Line of Credit from PNC Bank dated as of June 5, 1998.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1996.
10(h)	1999 Employee Stock Purchase Plan.	Exhibit 99.1 to Form S8 dated March 17, 1999.
10(i)	Amendment to the employment agreement dated as of March 24, 2000 between the Company and William J. Murphy.	Exhibit 10(i) to Form 10K for the fiscal year ended December 31, 1999.
10(j)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998, as amended on March 15, 2000 (increased to $30,000,000).	Exhibit 10(j) to Form 10K for the fiscal year ended December 31, 1999.
10(k)	$20,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of March 20, 2001.	Exhibit 10(k) to Form 10K for the fiscal year ended December 31, 2000.
10(l)	$40,000,000 Asset-Based Lending Agreement payable to CIT dated as of July 31, 2001.	Exhibit 10(l) to Form 10K for the fiscal year ended December 31, 2001
10(n)	Amendment to the $40,000,000 Asset-Based Lending Agreement payable to CIT dated as of February 14, 2003.	Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 2002.
10(o)	Non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10(o) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(p)	Non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10(p) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(q)	First Amendment to the non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10(q) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(r)	First Amendment to the non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10(r) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(s)	Summary of Executive Compensation Exchange Program with John J. Cassese.	Exhibit 10(s) to Form 10-K/A for the fiscal year ended December 31, 2002.
10(t)	Severance Agreement dated as of April 28, 2003 between the Company and John J. Cassese.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(u)	Amendment to the Employment Agreement dated as of March 31, 2003 between the Company and William J. Murphy.	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(v)	Amendment to the Employment Agreement dated as of April 3, 2003 between the Company and Michael J. Shea.	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(w)	Employment agreement dated as of July 8, 2003 between RGII and Kathryn B. Freeland.	Exhibit 10.1 to Form 8-K dated July 8, 2003.
10(x)	Employment agreement dated as of August 19, 2003 between the Company and Kristin R. Evins.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2003.
10(y)	Employment Agreement dated as of September 8, 2004, by and between Computer Horizons Corp. and John Ferdinandi together with Offer Letter dated August 5, 2004	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005
10(z)	Employment Agreement dated as of October 20, 2005 between Computer Horizons Corp. and Dennis J. Conroy	Exhibit 99.01 to the Company’s Current Report on Form 8-K/A filed on October 26, 2005
10(aa)	Employment Agreement dated as of October 20, 2005 between Computer Horizons Corp. and Brian A. Delle Donne	Exhibit 99.02 to the Company’s Current Report on Form 8-K/A filed on October 26, 2005
10(bb)	Accepted offer letter dated November 15, 2005 between Computer Horizons Corp. and Marci Braunstein	Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 30, 2005
10(cc)	Retention bonus agreement dated November 29, 2005 between Computer Horizons Corp. and Michael J. Shea	Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 5, 2005

10(dd)	Agreement and Plan of Merger, dated as of April 12, 2005, among Computer Horizons Corp., Analysts International Corporation and JV Merger Corp	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2005
10(ee)	Internal Memorandum to Computer Horizon Corp. employees, dated April 13, 2005	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 13, 2005
10(ff)	2004 Omnibus Incentive Compensation Plan dated May 19, 2004.	Exhibit 10(Y) to Form 10-K for year ended December 31, 2004
10(gg)	Stock Purchase Agreement between RGII Technologies, Inc. and Automated Information Management, Inc. dated April 1, 2004	Exhibit 10(Z) to Form 10-K for year ended December 31, 2004
21	List of Subsidiaries.	Exhibit 21 to Form 10-K for the year ended December 31, 2005
23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	Exhibit 23 to Form 10-K for the year ended December 31, 2005
31.1	CEO Certification required by Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	CFO Certification required by Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
Date: April 28, 2006	By:	/s/ DENNIS J. CONROY
Dennis J. Conroy, President, CEO
(Principal Executive Officer)
Date: April 28, 2006	By:	/s/ MICHAEL J. SHEA
Michael J. Shea,
Vice President and CFO
(Principal Financial Officer)
Date April 28, 2006	By:	/s/ MARCI BRAUNSTEIN
Marci Braunstein
Corporate Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMPUTER HORIZONS CORP.
Date: April 28, 2006	By:	/s/ ERIC ROSENFELD
Eric Rosenfeld, Chairman of the Board and Director
Date: April 28, 2006	By:	/s/ KARL L. MEYER
Karl L. Meyer, Director
Date: April 28, 2006	By:	/s/ FRANK J. TANKI
Frank J. Tanki, Director
Date: April 28, 2006	By:	/s/ WILLEM VAN RIJN
Willem van Rijn, Director
Date: April 28, 2006	By:	/s/ ROBERT F. WALTERS
Robert F. Walters, Director