Form 10-Q
period 2006-03-31
COMPUTER HORIZONS CORP
filed 2006-05-10
CIK 23019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer”.

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	☒
Yes	No

As of April 28, 2006 the issuer had   32,736,616 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Index

Part I	Financial Information

Item 1	Financial Statements:

Consolidated Balance Sheets March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Operations Three Months Ended March 31, 2006 and March 31, 2005 (unaudited)

Consolidated Statements of Cash Flows Three Months Ended March 31, 2006 and March 31, 2005 (unaudited)

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

Part II	Other Information

Item 4

Item 6	Exhibits

Signatures

PART I.  Financial Information

Item 1.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,802	$46,365
Accounts receivable, less allowance for doubtful accounts of $4,565 and $4,654 at March 31, 2006 and December 31, 2005, respectively	52,602	48,124
Refundable and Deferred income taxes	7,465	6,430
Prepaid expenses and other	3,897	4,108
TOTAL CURRENT ASSETS	86,766	105,027

PROPERTY AND EQUIPMENT	46,410	46,116
Less accumulated depreciation	(41,730)	(41,051)
TOTAL PROPERTY AND EQUIPMENT, NET	4,680	5,065
OTHER ASSETS - NET:
Goodwill	27,625	27,625
Intangibles	1,705	1,938
Deferred income taxes	1,705	—
Other	3,241	3,687
TOTAL OTHER ASSETS	34,276	33,250

TOTAL ASSETS	$125,722	$143,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,446	$36,252
Accrued payroll, payroll taxes and benefits	10,703	10,548
Income taxes payable	1,147	1,150
Restructuring reserve	1,028	1,668
Deferred income taxes	1,705	—
Other accrued expenses	3,834	4,005
TOTAL CURRENT LIABILITIES	33,863	53,623

OTHER LIABILITIES:
Deferred compensation	2,223	2,468
Change of control payable	2,449	2,938
Other	233	286
TOTAL LIABILITIES	$38,768	59,315

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized 100,000,000 shares; issued 33,158,105 shares at March 31, 2006 and December 31, 2005	3,315	3,315
Additional paid in capital	147,162	148,083
Accumulated other comprehensive loss	(550)	(643)
Retained deficit	(59,734)	(60,492)
	90,193	90,263
Less shares held in treasury, at cost; 564,258 and 1,118,014 shares at March 31, 2006 and December 31, 2005, respectively	(3,239)	(6,236)
TOTAL SHAREHOLDERS’ EQUITY	86,954	84,027

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$125,722	$143,342

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2006		March 31, 2005
		% of revenue		% of revenue
REVENUES:
Commercial	$45,839	72.1%	$48,671	73.1%
Federal	10,326	16.2%	11,539	17.3%
Chimes	7,441	11.7%	6,363	9.6%
Total	63,606	100.0%	66,573	100.0%

COSTS AND EXPENSES:
Direct costs	42,071	66.1%	45,588	68.5%
Selling, general & administrative	20,814	32.7%	20,977	31.5%
Amortization of intangibles	233	0.4%	350	0.5%
Special charges / (credits)	(6)		(675)
	63,112	99.2%	66,240	99.5%

INCOME/(LOSS) FROM OPERATIONS	494	0.8%	333	0.5%

OTHER INCOME/(EXPENSE):
Interest income	400	0.6%	180	0.3%
Interest expense	(65)	0.0%	(5)	—
	335	0.5%	175	0.3%

INCOME/(LOSS) BEFORE INCOME TAXES	829	1.3%	508	0.8%

INCOME (TAXES)/BENEFIT:
Current	(71)	-0.1%	(124)	-0.2%
Deferred	—	0%	(54)	-0.1%
	(71)	-0.1%	(178)	-0.3%

NET INCOME/(LOSS)	$758	1.2%	$330	0.5%

EARNINGS/(LOSS) PER SHARE - BASIC	$0.02		$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	32,067,905		31,193,000

EARNINGS/LOSS PER SHARE - DILUTED	$0.02		$0.01

WEIGHTED AVERAGE SHARES – DILUTED	32,355,667		31,524,000

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$758	$330
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	—	54
Depreciation	699	1,058
Amortization of intangibles	233	350
Provision for bad debts	180	201
FAS 123R option expense	283	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,658)	(58)
Other receivables	—	1,530
Prepaid expenses and other current assets	210
Other assets	447	124
Refundable income taxes	(948)	(836)
Accrued payroll, payroll taxes and benefits	156	23
Accounts payable	(20,805)	2,194
Income taxes payable	(3)	91
RGII contingency payment	—	(1,851)
Other accrued expenses and restructuring reserve	(1,342)	(4,834)
Deferred compensation	(245)	(140)
Supplemental executive retirement plan	—	35
Other liabilities	(144)	(113)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(25,179)	(1,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(313)	(555)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(313)	(555)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	1,704	325
Stock issued on employee stock purchase plan	132	28
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	1,836	353

Foreign currency gains/(losses)	93	(232)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(23,563)	(2,276)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,365	33,649

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,802	$31,373

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended March 31, 2006 and March 31, 2005

(unaudited)

1.         Basis of Presentation

The consolidated balance sheet as of March 31, 2006, the consolidated statements of operations for the three months ended March 31, 2006 and March 31, 2005, respectively, and the statement of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 (and for all periods presented) have been made.

Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Company.  The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the respective full years.

2.         Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that compensation cost be recognized for all new awards and awards that are modified, repurchased or cancelled after the adoption date. The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R. SAB 107 assists issuers in their initial implementation of FAS 123R. The provisions of this statement are effective for the Company’s first quarter ended March 31, 2006.

FAS 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, “Accounting for Stock-Based Compensation”, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the adoption date will be accounted for under the provisions of FAS 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company has elected to apply the modified prospective method.

On November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 — “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

3.         Accounting for Stock-Based Compensation

Accounting for Stock-Based Compensation

In December 2002, the FASB approved the issuance of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Translation and Disclosure” (FAS No. 148).  This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amended the disclosure requirements of the FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results. The Company adopted these disclosure provisions as of December 31, 2002.

Adoption of FAS 123R

The Company issues common stock options to certain employees and certain of its board members. In January 2006, the Company adopted Financial Accounting Standards Board  Statement No. 123 (revised 2004) (“FAS 123R”) - “Share-Based Payments”. FAS 123R requires all entities to recognize compensation expense in an amount equal the fair value of share-based payments, such as stock options granted to employees. The Company has elected to apply FAS 123R on a modified prospective method. Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for prior interim periods and fiscal years do not reflect any adjusted amounts.

On March 31, 2006, the Company has three share-based compensation plans and a Employee Stock Purchase Plan (“ESPP”) which are described below. The compensation cost that has been charged against income for the three month ended March 31, 2006 was $283,000. This $283,000 reduced our earnings from continuing operations before and after taxes and net earnings. Basic and diluted net earnings per common share were reduced by $0.01 as a result of adopting this pronouncement. As the Company has a net operating loss carryforward and has established a full valuation allowance on its deferred tax assets, there is no current tax benefit associated with the accrued compensation expense for this quarter.

Stock Options

In 1994, the Company adopted a stock option plan which provides for the granting of options, to officers and key employees, for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights (“SARs”). Options and SARs generally expire ten years from the date of grant and become exercisable in specified amounts during the life of the respective options. There are no shares available as of March 31, 2006 for the 1994 stock option plan.

In May 2004, the Company received shareholder approval and adopted the 2004 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). This plan replaced the 1994 Stock Option and Appreciation Plan and provides for a maximum number of 3,500,000 shares of common stock issuable under the plan. These awards may be stock options, stock appreciation rights, restricted stock or performance share awards, and expire after ten years. Awards from this plan are exercisable immediately for members of the Board of Directors and ratably over a three year period for employees. This Plan is scheduled to expire on May 19, 2014. As of March 31, 2006, there were 2,711,500 shares available for awards under the Omnibus Plan.

The Company also has a non-qualified Directors’ stock option plan (the “Directors’ Plan”). In 1998, the Company amended the Directors’ Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of the Company’s common stock and (ii) shall receive annual grants to purchase an additional 10,000 shares of its common stock. Awards from this plan are exercisable immediately, and expire in ten years. The Directors’ Plan originally was to expire on March 4, 2001 and was extended by the Board of Directors and Shareholders through March 6, 2007. There were 24,000 shares of common stock available for grant at March 31, 2006 under the Directors’ Plan.

A summary of the status of all the Company’s stock option plans as of March 31, 2006 and the changes during the three months ended on that date is presented below:

Options	Shares (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding—December 31	2,675	$3.69	—	—
Granted	315	4.39	—	—
Exercised	557	3.45	—	—
Canceled/forfeited/expired	0	—	—	—
Outstanding—March 31	2,433	3.84	5.9	$3,000
Options exercisable—March 31	2,018	3.74	6.1	$2,735
Weighted average fair value of options granted during the period		$2.47

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted-average assumptions used for grants in the three months ended March 31, 2006: expected volatility of 39%; a risk-free interest rate of 4.86%; and an expected life of 8.4 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the US Treasury rates at the close of the quarter with maturity dates approximately equal to the expected life at the grant date. The expected volatility is based on the historical volatility of the Company’s stock.

Cash received from option exercise under all share-based payment arrangements for the three months ended March 31, 2006 was $1,836,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $ 153,800 for the same period. As the Company currently has a full valuation allowance with respect to its deferred tax assets, no tax benefit from the options are recognized at this time. If the Company determines that it is more likely than not that it will recognize a tax benefit from the exercise of the options, then this amount would generally reflect the overall tax benefit.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for the share-based awards (excess tax benefits) be classified as financing cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for the tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. As the Company currently has a net operating loss carryforward and a full valuation allowance, no excess tax deductions are recognized at this time.

As of March 31, 2006, there was $ 808,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under these plans; that cost is expected to be recognized over a period of three years.

The Company offers an Employee Stock Purchase Plan (“ESPP”) to its employees. The ESPP purchases shares quarterly at a 15% discount from the lower of the opening and closing stock prices for the period. The shares are purchased at a fixed discount and therefore give rise to a liability under FAS 123R. The liability for the quarter ended March 31, 2006 is $41,000. Shares are purchased the first business day after the end of each quarter. There were 2,003,280 shares of common stock available for purchase after April 3, 2006 under the ESPP Plan.

Prior to the adoption of FAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as modified by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of FAS 123, the Company’s net income and earnings per share would have been decreased to the pro forma amounts indicated below:

(in thousands, except per share data)		March 31, 2005

Net income/(loss)	As reported	$330
	Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(271)

	Pro forma	$59

Earnings per share
Basic/Diluted	As reported	$0.01
	Pro forma	0.00

The effect of adopting SFAS No. 123R was a reduction of $283,000 to the Company’s income from continuing operations for the three months ended March 31, 2006. There was no additional cumulative effect of adoption using the modified-prospective transition method was similarly material.

4.         Cash

Included in cash and cash equivalents at March 31, 2006 and December 31, 2005 is restricted cash of $378,000 and $219,000 respectively.  Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client. Cash and cash equivalents at March 31, 2006 and December 31, 2005 also include approximately $9.2 million and $29.4 million, respectively, of cash to be disbursed to Chimes vendors in accordance with the client payment terms.

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

In accordance with SFAS No. 128, the table below presents both basic and diluted earnings per share:

	Three Months Ended
	March 31, 2006	March 31, 2005

Numerator:
Net income/(loss) - in thousands	$758	$330
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	32,067,905	31,193,000
Effect of stock options	287,762	331,000
Diluted earnings/(loss) per share:
Denominator for diluted earnings per share - adjusted weighted average shares outstanding and assumed conversions	32,355,667	31,524,000
Basic earnings/(loss) per share	$0.02	$0.01
Diluted earnings/(loss) per share	$0.02	$0.01

The computation of diluted earnings per share excludes all options with exercise prices greater than the average market price in 2006 and 2005.  During the three months ended March 31, 2006, 70,000 options were excluded with exercise prices between $4.70 and $16.38.  During the three months ended March 31, 2005, 1,005,769 options were excluded with exercise prices between $3.89 and $23.00.

6.         Segment Information

During the fourth quarter of 2004, the Company completed a restructuring initiative whereby the Company’s business model was realigned, effective January 1, 2005, around its three distinct segments of clients: Commercial, Federal Government and Vendor Management services (Chimes).  This realigned business model is designed to deliver improved operational performance for the Company and reduce annual operating costs.

Income/(loss) before income tax benefit consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets/investments, change of control charges, restructuring charges, special charges/(credits), the write-off of assets, amortization of intangibles and goodwill impairment. These exclusions total income of $108,000 and $500,000 for the quarters ended March 31, 2006 and 2005 respectively.  Long-term assets include goodwill, intangibles and property, plant and equipment. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

	Three Months Ended
(dollars in thousands)	March 31, 2006	March 31, 2005
Revenues :
Commercial	$45,839	$48,671
Federal	10,326	11,539
Chimes	7,441	6,363
Total Revenues	$63,606	$66,573

Gross Profit :
Commercial	$9,633	$9,518
Federal	4,638	5,415
Chimes	7,263	6,052
Total Gross Profit	$21,534	$20,985
%	33.9%	31.5%

Operating Income :
Commercial	$3,736	$2,606
Federal	1,050	1,323
Chimes	1,260	1,189
Total Operating Income	$6,046	$5,118
%	9.5%	7.7%

Corporate Allocation :
Commercial	$4,137	$4,073
Federal	433	443
Chimes	755	594
Total Corporate Allocation	$5,325	$5,110
%	8.4%	7.7%

Total Income / (Loss) before Income Taxes / (Benefit) :
Commercial	$(401)	$(1,467)
Federal	617	880
Chimes	505	595
Total Income / (Loss) before Income Taxes / (Benefit)	$721	$8
%	1.1%	0.0%

Reconciliation of Segment Income / (Loss) before Income Taxes / (Benefit) to Consolidated Income / (Loss) Before Income Taxes / (Benefit):

	Three Months Ended
(dollars in thousands)	March 31, 2006	March 31, 2005
Total segment income/(loss) before income taxes/(benefit) :	$721	$8

Adjustments :
Special (charges) / credits	6	675
Amortization of intangibles	(233)	(350)
Net interest income	335	175
Total adjustments	108	500

Consolidated income/(loss) before income taxes/(benefit)	$829	$508

7.         Shareholders’ Equity

	Three Months Ended March 31, 2006
	Amount	Shares
	(dollars in thousands)
Balance at beginning of period	$84,027	32,040,091
Net income	758
Proceeds upon exercise of stock options and ESPP	1,834	553,756
Stock option expense	242
Other comprehensive income	93
	$86,954	32,593,847

8.         Comprehensive Income/(Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130), requires that items defined as other comprehensive income/ (loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/ (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three months ended March 31, 2006 and March 31, 2005 are as follows:

	Three Months Ended
(dollars in thousands)	March 31, 2006	March 31, 2005
Comprehensive income/(loss) :

Net income/(loss)	$758	$330
Foreign currency adjustment	93	(232)
Unrealized gain/(loss) on SERP investments	—	(169)
Comprehensive income/(loss)	$851	$(71)

The accumulated balances related to each component of other comprehensive income (loss) for the three months ended March 31, 2006 and March 31, 2005 were as follows:

(dollars in thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2005	$(643)	$—	$(643)
Accumulated comprehensive income/(loss)	93	—	93
Balance at March 31, 2006	$(550)	—	$(550)

Balance at December 31, 2004	$(936)	$(1,264)	$(2,200)
Accumulated comprehensive income/(loss)	(232)	(169)	(401)
Balance at March 31, 2005	$(1,168)	(1,433)	$(2,601)

9.     Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  The Company did not repurchase shares of its common stock during the three months ended March 31, 2006 and March 31, 2005, respectively. As of March 31, 2006, the remaining authorization for repurchase is approximately 93,000 shares.

10.  Asset-Based Lending Facility

The Company has a $40 million line of credit facility with availability based primarily on eligible client receivables. Since November 4, 2005, the interest rate has been calculated using the lesser of: Prime or LIBOR plus 2.5% based on unpaid principal. The minimum borrowing base threshold has been eliminated as of November 4, 2005. As of December 31, 2005, the Company had no outstanding loan balance against the facility. Based on the Company’s eligible client receivables and cash balances, $8.5 million was available for borrowing as of March 31, 2006. The fee for the unused portion of the line of credit is 0.375% per annum based on $20 million, charged to the Company monthly. This charge, including other associated fees, was approximately $29,000 and $27,000 for the three months ended March 31, 2006 and 2005, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations of operating leases exceeding $9 million annually and spending limits on capital expenditures exceeding $8 million annually. As of March 31, 2006, the Company was in compliance with the covenants. This credit facility will remain in effect until July 2006 and the Company is currently in discussions to extend the facility.

11.  Income Taxes

The Company has recorded its March 31, 2006 first quarter tax provision using the actual effective tax rate. The Company has determined that this method will yield a more reliable tax provision calculation due to the inclusion of the valuation allowance created during the prior year (see note below). This is a change from the prior year method as the Company was able to determine an annual effective tax rate during the year ended December 31, 2005. Accordingly, the Company is not in a position to disclose its projected December 31, 2006 annual effective tax rate but will update the actual 2006 quarterly effective tax rate in the subsequent reporting periods.

For the first quarter ended March 31, 2006, the Company calculated its actual effective tax rate to be 8.6%. For the quarter ended March 31, 2005, the Company calculated its annual effective tax to be 35%.

Deferred Tax Asset and Valuation Allowance

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

The Company has significant deferred tax assets resulting from net operating loss carryforwards, capital loss carryforwards, and deductible temporary differences that may reduce taxable income in future periods. The Company has provided full valuation allowances on the future tax benefits related to capital losses, foreign net operating losses, and all state net operating losses. The Company believes that the valuation allowance is appropriate because these deferred tax assets have relatively short carryforward periods or relate to taxing jurisdictions which do not allow the filing of consolidated tax returns. The Company expects to continue to maintain a valuation allowance on these deferred tax assets until an appropriate level of profitability has been achieved in the applicable taxing jurisdictions, or strategies are developed that would enable the Company to conclude that it is more likely than not that a portion of these deferred tax assets will be realized.

In prior years, management relied primarily on future projected income in assessing the realizability of deferred tax assets resulting from federal net operating loss carryforwards and other deductible temporary differences. As of December 31, 2005 and March 31, 2006, it was determined that because of continued losses through the fourth quarter of the prior year, it was no longer appropriate to rely on future projected income until sustained profitability has been achieved. Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets for the year end and quarter end, respectively.

12.  Legal Matters

The Company is involved in various and routine litigation matters, which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

13.  Termination of Proposed Merger

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

14.  Change of Control and other Special Charges and Contingency Payments

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

15. Restructuring Charges

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

	Remaining at December 31, 2005	Paid	Remaining at March 31, 2006
	(dollars in thousands)
Severance:
Canada	$401	$(299)	$102
United States	9	(9)	0
Total Severance	$410	$(308)	$102
Lease Obligations :
United States	$530	$(250)	$280
Total	$940	$(558)	$382

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

	Remaining at December 31, 2005	Paid	Remaining at March 31, 2006
	(dollars in thousands)
Severance:
United States	$107	$(27)	$80
Canada	383	0	383
Total Severance	$490	$(27)	$463
Lease Obligations:
United States	$12	$(12)	$0
United Kingdom	85	(6)	79
Canada	141	(37)	104
Total Lease Obligations	$238	$(55)	$183

Total	$728	$(82)	$646

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended March 31, 2006 and March 31, 2005

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2005, and the financial statements and notes included elsewhere in this Form 10-Q.

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

Overview

Computer Horizons Corp. (“CHC”, or the “Company”), founded in 1969, provides professional information technology (IT) services to national and multi-national companies throughout North America and to the United States government. CHC was founded in 1969 and incorporated in 1972 under the laws of the State of New York. The Company provides a broad range of IT staffing and project-based solution services using a global delivery model that allows the Company to perform work at client sites or at CHC development centers in the U.S., Montreal, Canada and Chennai, India. Effective January 1, 2005, the Company began reporting by its realigned operating segments : Commercial, Federal Government and Vendor Management Services (Chimes.).

The Company had revenues for the quarter ended March 31, 2006 of $63.6 million, a 4.5 percent decrease from the comparable period in 2005.  Net income before taxes for the first quarter of 2006 totaled $829,000 compared with a net income of $508,000 in the comparable period of 2005.  The net gain for the three months ended March 31, 2006, reflects the positive impact of the business restructure completed in the fourth quarter of 2005, as well as additional cost containment in SG&A .

Management continues to focus on maintaining a strong balance sheet, with approximately $23 million in cash and cash equivalents (including $9.2 million of Chimes vendor cash) at March 31, 2006, along with $53 million in working capital and no debt outstanding at the end of the quarter.

Recent Developments

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

Change of Control and other Special Charges

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

The Commercial business consists of providing technology consultants to large organizations on a temporary hire basis and is classified in two general categories, staff augmentation and solutions work.  For the quarter ended March 31, 2006, this segment represented approximately 72.1% of total revenues, including $31million of staff augmentation revenue and $15 million of commercial solutions revenue.

For staff augmentation assignments, the consultant work is supervised and managed by the customer. Staff augmentation tends to be a lower risk, lower gross margin business with very competitive pricing.  The Company’s solutions work tends to be higher margin, higher risk business, due to the fact that the Company is responsible for project deliverables and other conditions contained in statements of work and/or contracts with clients.  Virtually all projects performed by the commercial solutions group are IT related and consist of practices such as application development, outsourcing arrangements, government services, technology training and managed services.

The Company’s customer relationships are memorialized in master agreements that address the terms and conditions that define the client engagement.  Depending on the service to be performed for the client, either a task order (in the case of a Staffing engagement) or a Statement of Work (“SOW”) (in the case of a Solutions engagement) is generated. The SOW is signed by both the Company and the customer.  In general, no Solutions work is done unless there is a SOW because the SOW provides the technical details of the work to be done.  The SOW, although falling under the corresponding master agreement, is a stand-alone binding contractual document, typically outlining the project objectives, describing the personnel who will work on the project, describing phases of the project, the timeframes for work performance, and the rate of compensation.  In the event that the parameters of the project expand or otherwise change, a Project Change Request is implemented to memorialize whatever change has occurred to the deliverables, personnel and/or time and materials.  The master agreements, in conjunction with the SOWs, are written to define, with as much detail as possible, the client relationship and all aspects of the work to be performed for the client.  With regard to revenues expected in future periods, each SOW has a defined term or sets forth the anticipated length of a project.  Where a client engagement is on-going, like certain “Help Desk” type services, the master agreements would still have a term length, but would recite that the agreement was renewable.  Generally, commercial solutions engagements are for a year or less.  Staff augmentation engagements can and do last for more than a year, with variations in the number of consultants being provided at any given time.  Staffing engagements are generally cancelable by clients with a two to four week notice period.

The Federal Government segment consists primarily of solutions type assignments, whereby the Company is responsible for project deliverables and other conditions contained in SOWs and/or contracts with the Federal Government.  Federal Government engagements generally have a duration of several years, contingent upon the Federal Government exercising annual options to continue work.  For the quarter ended March 31, 2006, the Federal Government segment accounted for approximately 16% of consolidated revenues.

Chimes, Inc. is a human capital management solution that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. For the quarter ended March 31, 2006, Chimes accounted for approximately 12% of total revenues.

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

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of customer billings principally on a time-and-materials basis.  At the end of each accounting period, revenue is accrued for services performed since the last billing cycle.  For solutions contracts, unbilled revenues occur when the contractual criteria for billing are met after the final quarterly billing cycle. These unbilled amounts are billed the following month.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, are as follows (in thousands):

Reporting Units	December 31, 2005	December 31, 2004
Balance as of January 1,	$27,625	$34,218
Additions to goodwill*	—	13,713
Impairment losses (Commercial Solutions)	—	(20,306)
Balance as of December 31,	$27,625	$27,625

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

The Company has significant deferred tax assets resulting from net operating loss carryforwards, capital loss carryforwards, and deductible temporary differences that may reduce taxable income in future periods. The Company has provided full valuation allowances on the future tax benefits related to capital losses, foreign net operating losses, and all state net operating losses. The Company believes that the valuation allowance is appropriate because these deferred tax assets have relatively short carryforward periods or relate to taxing jurisdictions which do not allow the filing of consolidated tax returns. The Company expects to continue to maintain a valuation allowance on these deferred tax assets until an appropriate level of profitability has been achieved in the applicable taxing jurisdictions, or strategies are developed that would enable the Company to conclude that it is more likely than not that a portion of these deferred tax assets will be realized.

In prior years, management relied primarily on future projected income in assessing the realizability of deferred tax assets resulting from federal net operating loss carryforwards and other deductible temporary differences. As of December 31, 2005, it was determined that because of continued losses through the fourth quarter of the prior year, it was no longer appropriate to rely on future projected income until sustained profitability has been achieved. Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets for the year end and quarter end, respectively.

Results of Operations

Revenues.  Consolidated revenues decreased to $63.6 million in the first quarter of 2006 from $66.6 million in the first quarter of 2005, a decrease of $3 million or 4.5%.  Commercial Group revenues decreased to $45.8 million in the first quarter of 2006 from $48.7 million in the first quarter of 2005, a decrease of $2.9 million or 6%. The year-over-year decrease in the Commercial Group revenues for the first quarter of 2006 is primarily attributable to a decrease in average consultant headcount of approximately 14%, along with an increase  in average bill rates in comparison to the first quarter of 2005.

Federal Government Group revenues (comprised of RGII and AIM) decreased to $10.3 million in the first quarter of 2006 from $11.5 million in the first quarter of 2005, a net decrease of approximately $1.2 million or 11%.  The year-over-year decrease is attributable to the transition of restricted contracts, customer/agency budget cuts and delays in funding.

Chimes revenues increased to $7.4 million in the first quarter of 2006 from $6.4 million in the first quarter of 2005, an increase of $1.0 million, or 16%.  Gross profits increased from $6.1 million at March 31, 2005 to $7.3 million at March 31, 2006, an increase of 20%.

Direct Costs and Gross Margins.  Direct costs were $42.1 million and $45.6 million in the first quarter of 2006 and 2005, respectively.  Gross margin, revenues less direct costs, increased to $21.5 million, or 33.9% in the first quarter of 2006 from 31.5% in the same period of 2005.  In the Company’s Commercial Group, gross profit totaled $9.6 million, or 21.0% for the three months ending March 31, 2006 compared to $9.5 million, or 19.6% in the comparable prior year period. This increase is primarily attributable to an emphasis on improved gross profit margins.

The Federal Government Group gross margins for the three months ended March 31, 2006 were $4.6 million, or 44.9%, compared to $5.4 million, or 46.9% for the comparable period of 2005.  Chimes gross margins totaled $7.3million, or 97.6 % for the three months ended March 31, 2006, compared to $6.1 million, or 95.1% in the same period of 2005.

Costs and Expenses.  Selling, general and administrative expenses were $20.8 million in the first quarter of 2006, compared to $21.0 million in the comparable period of 2005.  As a percentage of revenue, the Company’s SG&A expenses were 33% in the first quarter of 2006, as compared to 32% in the comparable period of 2005. The first quarter 2006 increase as a percentage of revenue is primarily attributable to the adoption of FAS 123R, including a charge of $242,000 for the 2004 Omnibus Incentive Compensation Plan and $41,000 for the Employee Stock Purchase Plan.

Income / (Loss) from Operation.  The Company’s income from operations totaled $494,000 in the first quarter of 2006. This compares to an income from operations of $333,000 in the first quarter of 2005, which includes amortization expense totaling $350,000 and a special credit of $675,000 related to a bad debt recovery. The composition of the operating income for the quarter ended March 31, 2006, excluding special charges, restructuring charges and amortization expense included a loss of $401,000 in the Commercial Group, income of $617,000 in the Federal Government Group and income of $505,000 in Chimes.  For the comparable quarter of 2005, the Commercial Group had a loss of $1.5 million, the Federal Group had an income of approximately $880,000 and Chimes had an income of $595,000.

Other Income/(Expense).  Other income (primarily net interest income) totaled $335,000 in the first quarter of 2006, compared to $175,000 in the first quarter of 2005.

Provision for Income Taxes.  The Company has recorded its March 31, 2006 first quarter tax provision using the actual effective tax rate. The Company has determined that this method will yield a more reliable tax provision calculation due to the inclusion of the valuation allowance created during the prior year (see note below). This is a change from the prior year method as the Company was able to determine an annual effective tax rate during the year ended December 31, 2005. Accordingly, the Company is not in a position to disclose its projected December 31, 2006 annual effective tax rate but will update the actual 2006 quarterly effective tax rate in the subsequent reporting periods.

For the first quarter ended March 31, 2006, the Company calculated its actual effective tax rate to be 8.6%. For the quarter ended March 31, 2005, the Company calculated its annual effective tax to be 35%.

Net Income / (Loss).  The net income for the first quarter of 2006 was $758,000, or $0.02 income per basic and diluted share, compared to a net income of $330,000, or $0.01 per basic and diluted share for the first quarter of 2005.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At March 31, 2006, the Company had approximately $53 million in working capital, of which $22.8 million was cash and cash equivalents. Cash and cash equivalents at March 31, 2006 and December 31, 2005 includes approximately $9.2 million and $29.4 million of cash, respectively, to be disbursed to Chimes vendors in accordance with the client payment terms. Vendor cash varies quarter to quarter based on the relationship of the final billing cycle to the end of the quarter, and does not represent a change in the level of operations. At March 31, 2006, the Company had a current ratio position of 2.6 to 1.

Net cash used in operating activities in the first three months of 2006 was $25.2 million consisting primarily of net income of $758,000 offset by an increase in net Accounts Receivable of $4.6 million and a decrease in Accounts Payable of $20.8 million.

Net accounts receivable increased $4.6 million to $52.6 million at March 31, 2006, from $48.1 million at December 31, 2005.  Accounts receivable days sales outstanding (“DSO”) were 74 days at March 31, 2006, and 66 days at December 31, 2005. This increase can be primarily attributable to historical customer payment patterns in the first quarter. DSOs are expected to return to the year-end 2005 level over the remainder of 2006.  All client receivable collectibility and billing issues identified by management have been adequately reserved. For the period ended March 31, 2006, there were no significant changes in credit terms, credit policies or collection efforts.

The decrease in Accounts Payable of $20.8 million was primarily due to the decrease in vendor cash.

Net cash used in investing activities in the first three months of 2006 was $313,000, consisting primarily of capital expenditures.

Net cash provided by financing activities in the first three months of 2006 was $1.8 million, primarily consisting of shares issued pursuant to the employee stock option plan and employee stock purchase plan.

The Company has a $40 million line of credit facility with availability based primarily on eligible client receivables. Since November 4, 2005, the interest rate has been calculated using the lesser of: Prime or LIBOR plus 2.5% based on unpaid principal. The minimum borrowing base threshold has been eliminated as of November 4, 2005. As of December 31, 2005, the Company had no outstanding loan balance against the facility. Based on the Company’s eligible client receivables and cash balances, $8.5 million was available for borrowing as of March 31, 2006. The fee for the unused portion of the line of credit is 0.375% per annum based on $20 million, charged to the Company monthly. This charge, including other associated fees, was approximately $29,000 and $27,000 for the three months ended March 31, 2006 and 2005, respectively. This line of credit includes covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations of operating leases exceeding $9 million annually and spending limits on capital expenditures exceeding $8 million annually. As of March 31, 2006, the Company was in compliance with the covenants. This credit facility will remain in effect until July 2006 and the Company is currently in discussions to extend the facility.

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

On October 18, 2005, as a consequence of the removal of the Company’s then existing Board of Directors without cause and the election of the new Board of Directors, a change of control was deemed to have occurred under the Company’s SERP. Accordingly, change of control payments totaling $11.9 million were paid on October 25, 2005, including $10.4 million to the SERP participants and $1.5 million to a key executive, pursuant to the terms of the related employment agreement. As of October 25, 2005, the recorded accrual for the SERP payments approximated $2.2 million, resulting in a charge of approximately $9.7 million, which was recorded in the fourth quarter of 2005. In addition, as of October 25, 2005, the Company had unrealized losses on the applicable SERP investments totaling $1.2 million. This loss was recognized in the fourth quarter of 2005 as a result of the sale of all SERP investments, which generated sales proceeds of approximately $4.7 million.

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

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  The following table summarizes all commitments under contractual obligations as of March 31, 2006:

	Obligation Due
(dollars in thousands)	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
Operating Leases	$7,815	$4,322	$2,844	$521	$128
RGII Contingent Notes*	7,596	7,596
Deferred Compensation	2,223	557	21	10	1,635
Retention Bonus	214	214
Change of Control	3,227	778			2,449
Other	555	491	64
Total Cash Obligations	$21,630	$13,958	$2,929	$531	$4,212

* Obligation if applicable EBIT targets are met.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that compensation cost be recognized for all new awards and awards that are modified, repurchased or cancelled after the adoption date. The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R. SAB 107 assists issuers in their initial implementation of FAS 123R. The provisions of this statement are effective for the Company’s first quarter ending March 31, 2006.

FAS 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, “Accounting for Stock-Based Compensation”, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the adoption date will be accounted for under the provisions of FAS 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company has elected to apply the modified prospective method.

On November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 – “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. However, the Company does recognize market risk from interest rate and foreign currency exchange exposure. The Company has financial instruments that are subject to interest rate risk. However, at March 31, 2006, the Company was debt-free. Historically, the Company has not experienced material gains or losses due to interest rate changes. However, a reduction in interest rates would reduce the interest income received by the Company on the cash it holds for payment to Chimes vendors. The Company’s international operations expose it to translation risk when the local currency financial statements are translated to US dollars. As currency exchange rates fluctuate, translation of the financial statements of international businesses into US dollars will affect the comparability of revenues and expenses between years. In addition, the Company bills customers with respect to certain Canadian operations in US dollars but pays Canadian workers in Canadian dollars.

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

PART II - Other Information

Item 6.    Exhibits

Exhibits

31.1	–	CEO Certification required by Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934.

31.2	–	CFO Certification required by Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934.

32.1	–	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	MAY 10, 2006	/s/ Dennis Conroy
Dennis Conroy, President and CEO
(Principal Executive Officer)

DATE:	MAY 10, 2006	/s/ Barbara Moss
Barbara Moss,
Chief Financial Officer
(Principal Financial Officer)

DATE:	MAY 10, 2006	/s/ Marci Braunstein
Marci Braunstein,
Corporate Controller
(Principal Accounting Officer)