Form 10-Q
period 2006-06-30
COMPUTER HORIZONS CORP
filed 2006-08-09
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

or

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

As of July 25, 2006 the issuer had 32,942,726 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

PART I.  Financial Information

Item 1.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,224	$46,365
Accounts receivable, less allowance for doubtful accounts of $4,660 and $4,654 at June 30, 2006 and December 31, 2005, respectively	50,784	48,124
Refundable income taxes	6,704	6,430
Other Receivables	2,591	—
Prepaid expenses and other	3,422	4,108
TOTAL CURRENT ASSETS	99,725	105,027

PROPERTY AND EQUIPMENT	46,837	46,116
Less accumulated depreciation	(42,469)	(41,051)
TOTAL PROPERTY AND EQUIPMENT, NET	4,368	5,065

OTHER ASSETS - NET:
Goodwill	10,034	27,625
Intangibles	1,472	1,938
Deferred income taxes	1,484	—
Other	3,260	3,687
TOTAL OTHER ASSETS	16,250	33,250

TOTAL ASSETS	$120,343	$143,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,637	$36,252
Accrued payroll, payroll taxes and benefits	11,070	10,548
Income taxes payable	1,150	1,150
Restructuring reserve	643	1,668
Deferred Compensation	577	—
Deferred income taxes	1,511	—
Other accrued expenses	4,136	4,005
TOTAL CURRENT LIABILITIES	41,724	53,623

OTHER LIABILITIES:
Deferred compensation	1,652	2,468
Change of control payable	2,316	2,938
Other	223	286
TOTAL LIABILITIES	45,915	59,315

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized 100,000,000 shares; issued 33,158,105 shares at June 30, 2006 and December 31, 2005	3,315	3,315
Additional paid in capital	146,638	148,083
Accumulated other comprehensive loss	(136)	(643)
Retained earnings	(73,785)	(60,492)
	76,032	90,263
Less shares held in treasury, at cost; 254,914 and 1,118,014 shares at June 30, 2006 and December 31, 2005, respectively	(1,604)	(6,236)
TOTAL SHAREHOLDERS’ EQUITY	74,428	84,027

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,343	$143,342

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
Commercial	$45,643	72.1%	$50,650	73.3%	$91,482	72.1%	$99,321	73.2%
Federal	9,626	15.2%	11,404	16.5%	19,952	15.7%	22,943	16.9%
Chimes	8,056	12.7%	7,012	10.2%	15,497	12.2%	13,375	9.9%
Total	63,325	100.0%	69,066	100.0%	126,931	100.0%	135,639	100.0%

COSTS AND EXPENSES:
Direct costs	41,537	65.6%	47,763	69.2%	83,608	65.9%	93,351	68.8%
Selling, general & administrative	20,763	32.8%	21,208	30.7%	41,577	32.8%	42,185	31.1%
Amortization of intangibles	233	0.4%	264	0.4%	466	0.4%	614	0.5%
Special charges / (credits)	219	0.3%	(115)	-0.2%	213	0.2%	(790	-0.6%
Goodwill impairment	15,000	23.7%	—	0.0%	15,000	11.8%	—	0.0%
Total Costs	77,752	122.8%	69,120	100.1%	140,864	111.0%	135,360	99.8%

INCOME/(LOSS) FROM OPERATIONS	(14,427)	-22.8%	(54)	-0.1%	(13,933)	-11.0%	279	0.2%

OTHER INCOME/(EXPENSE):
Interest income	451	0.7%	134	0.2%	851	0.7%	314	0.2%
Interest expense	(6)	0.0%	(14)	0.0%	(71)	-0.1%	(19)	0.0%
	445	0.7%	120	0.2%	780	0.6%	295	0.2%

INCOME/(LOSS) BEFORE INCOME TAXES	(13,982)	-22.1%	66	0.1%	(13,153)	-10.4%	574	0.4%

INCOME (TAXES)/BENEFIT:
Current	(69)	-0.1%	—	0.0%	(140)	-0.1%	(124)	-0.1%
Deferred	—	0.0%	(22)	0.0%	—	0.0%	(76)	-0.1%
	(69)	-0.1%	(22)	0.0%	(140)	-0.1%	(200)	-0.1%

NET INCOME/(LOSS)	$(14,051)	-22.2%	$44	0.1%	$(13,293)	-10.5%	$374	0.3%

EARNINGS/(LOSS) PER SHARE - BASIC	$(0.44)		$0.00		$(0.41)		$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	32,247,000		31,272,000		32,280,000		31,232,000

EARNINGS/(LOSS) PER SHARE-DILUTED	$(0.44)		$0.00		$(0.41)		$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	32,247,000		31,451,000		32,280,000		31,488,000

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(13,293)	$374
Adjustments to reconcile net income/(loss)
to net cash provided by/(used in) operating
activities:
Deferred taxes	27	76
Depreciation	1,372	2,046
Amortization of intangibles	466	614
Provision for bad debts	289	388
Gain on sale of assets	—	(327)
FAS 123R Option Expense	378	—
Goodwill impairment	15,000	—
Changes in assets and liabilities, net
of acquisitions:
Accounts receivable	(2,949)	(175)
Prepaid expenses and other current assets	796	1,959
Other assets	426	(40)
Refundable income taxes	(274)	(790)
Accrued payroll, payroll taxes and benefits	522	254
Accounts payable	(13,615)	7,593
Income taxes payable	—	107
RGII contingency payment	—	(1,851)
Other accrued expenses, change of control and restructuring reserve	(1,536)	(4,502)
Deferred compensation	(238)	(2)
Supplemental executive retirement plan	—	(115)
Other liabilities	(174)	(131)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(12,803)	5,478

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred merger costs	—	(2,426)
Proceeds from sale of assets	—	563
Purchases of furniture and equipment	(674)	(1,523)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(674)	(3,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	2,582	175
Stock issued on employee stock purchase plan	247	357
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	2,829	532

Foreign currency gains/(losses)	507	(419)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(10,141)	2,205

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,365	33,649

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,224	$35,854

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended June 30, 2006 and June 30, 2005
(unaudited)

1.         Basis of Presentation

The consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the three and six months ended June 30, 2006 and June 30, 2005, respectively, and the statement of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 (and for all periods presented) have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Company.  The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the respective full years.

2.         Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 will be effective for the Company as of January 1, 2007, with the cumulative effect of applying the provisions of this Interpretation reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that compensation cost be recognized for all new awards and awards that are modified, repurchased or cancelled after the adoption date. The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allowed registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that began after June 15, 2005. The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R. SAB 107 assists issuers in their initial implementation of FAS 123R. The provisions of this statement were effective for the Company’s first quarter ended March 31, 2006.

FAS 123R allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, “Accounting for Stock-Based Compensation”, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the adoption date will be accounted for under the provisions of FAS 123(R). The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company has elected to apply the modified prospective method.

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

Adoption of FAS 123R

The Company issues common stock options to certain employees and Board members. In January 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) (“FAS 123R”) - “Share-Based Payments.  FAS 123R requires all entities to recognize compensation expense in an amount equal the fair value of share-based payments, such as stock options granted to employees. The Company has elected to apply FAS 123R on a modified prospective method. Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for prior interim periods and fiscal years do not reflect any adjusted amounts.

On June 30, 2006, the Company has three share-based compensation plans and an Employee Stock Purchase Plan (“ESPP”) which are described below. The compensation cost that has been charged against income for the three and six months ended June 30, 2006 was $95,000 and $378,000 respectively, comprised of $20,000 and $60,000 ESPP and $75,000 and $318,000 for stock option plans. This reduced our earnings from continuing operations before and after taxes and net earnings. Basic and diluted net earnings per common share for the three and six months ended June 30, 2006 were each reduced by $0.01 as a result of adopting this pronouncement. As the Company has a net operating loss carryforward and has established a full valuation allowance on its deferred tax assets, there is no current tax benefit associated with the accrued compensation expense for this quarter.

Stock Options

In 1994, the Company adopted a stock option plan which provides for the granting of options, to officers and key employees, for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights (“SARs”). Options and SARs generally expire ten years from the date of grant and become exercisable in specified amounts during the life of the respective options. There are no shares available as of June 30, 2006 for the 1994 stock option plan.

In May 2004, the Company received shareholder approval and adopted the 2004 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). This plan replaced the 1994 Stock Option and Appreciation Plan and provides for a maximum number of 3,500,000 shares of common stock issuable under the plan. These awards may be stock options, stock appreciation rights, restricted stock or performance share awards, and expire after ten years. Awards from this plan are exercisable immediately for members of the Board of Directors and ratably over a three year period for employees. This Plan is scheduled to expire on May 19, 2014. As of June 30, 2006, there were 2,711,500 shares available for awards under the Omnibus Plan.

The Company also has a non-qualified Directors’ stock option plan (the “Directors’ Plan”). In 1998, the Company amended the Directors’ Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of the Company’s common stock and (ii) shall receive annual grants to purchase an additional 10,000 shares of its common stock. Awards from this plan are exercisable immediately, and expire in ten years. The Directors’ Plan originally was to expire on March 4, 2001 and was extended by the Board of Directors and Shareholders through March 6, 2007. There were 24,000 shares of common stock available for grant at June 30, 2006 under the Directors’ Plan.

A summary of the status of all the Company’s stock option plans as of June 30, 2006 and the changes during the three and six months ended on that date is presented below:

Options (Three Months)
	Shares (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding Mar 31, 2006	2,431	$3.84	—	—
Granted	—	$0.00	—	—
Exercised	238	$3.34	—	—
Canceled/forfeited/expired	—		—	—
Outstanding June 30, 2006	2,193	$3.89	5.5	$1,678
Options exercisable June 30, 2006	1,778	$3.80	5.8	$1,583
Weighted average fair value of options granted during the quarter		$0.00

Options (Six Months)
	Shares (000’s)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding Dec 31, 2005	2,673	$3.69	—	—
Granted	315	$4.39	—	—
Exercised	795	$3.41	—	—
Canceled/forfeited/expired	—		—
Outstanding June 30, 2006	2,193	$3.89	5.5	$1,678
Options exercisable June 30, 2006	1,778	$3.80	538	$1,583
Weighted average fair value of options granted during the six month period		$2.47

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted-average assumptions used for grants in the six months ended June 30, 2006: expected volatility of 37%; a risk-free interest rate of 5.15%; and an expected life of 5.18 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the US Treasury rates at the close of the quarter with maturity dates approximately equal to the expected life at the grant date. The expected volatility is based on the historical volatility of the Company’s stock.

Cash received from option exercise under all share-based payment arrangements for the three and six months ended June 30, 2006 was $993,000 and $2,829,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $50,656 and $204,456 for the same period. As the Company currently has a full valuation allowance with respect to its deferred tax assets, no tax benefit from the options are recognized at this time. If the Company determines that it is more likely than not that it will recognize a tax benefit from the exercise of the options, then this amount would generally reflect the overall tax benefit.

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

As of June 30, 2006, there was $732,700 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under these plans; that cost is expected to be recognized over a period of three years or upon a change of control.

The Company offers an Employee Stock Purchase Plan (“ESPP”) to its employees. The ESPP purchases shares quarterly at a 15% discount from the lower of the opening and closing stock prices for the period. The shares are purchased at a fixed discount and therefore give rise to a liability under FAS 123R. The liability for the quarter ended June 30, 2006 is $20,000. Shares are purchased the first business day after the end of each quarter. There were 1,975,595 shares of common stock available for purchase after July 5, 2006 under the ESPP Plan.

Prior to the adoption of FAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as modified by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of FAS 123, the Company’s net income and earnings per share for the comparable periods of 2005 would have been decreased to the pro forma amounts indicated below:

		Three Months Ended	Six Months Ended
		June 30,	June 30,
(in thousands, except per share data)		2005	2005

Net income/(loss)	As reported	$44	$374
	Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(197)	(529)
	Pro forma	$(153)	$(155)
Earnings per share
Basic	As reported	$0.00	$0.01
	Pro forma	(0.00)	(0.00)

Diluted	As reported	$0.00	$0.01
	Pro Forma	(0.00)	(0.00)

The effect of adopting SFAS No. 123R was a reduction of $95,000 and $378,000 to the Company’s income from continuing operations for the three and six months ended June 30, 2006. There was no additional cumulative effect of adoption using the modified-prospective transition method was similarly material.

4.         Cash

Included in cash and cash equivalents at June 30, 2006 and December 31, 2005 is restricted cash of $194,883 and $219,000 respectively.  Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client. Cash and cash equivalents at June 30, 2006 and December 31, 2005 also include approximately $17.2 million and $29.4 million, respectively, of cash to be disbursed to Chimes vendors in accordance with the client payment terms.

5.    Earnings/(Loss) Per Share

Basic Earnings Per Share (“EPS”) is based on the weighted average number of common shares outstanding without consideration of common stock equivalents.  Diluted earnings per share are based on the weighted average number of common and common equivalent shares outstanding.  The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

In accordance with SFAS No. 128, the table below presents both basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Numerator:
Net income/(loss) - in thousands	$(14,051)	$44	$(13,293)	$374
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	32,247,000	31,272,000	32,280,000	31,232,000
Effect of stock options	—	179,000	—	256,000
Diluted earnings/(loss) per share:
Denominator for diluted earnings per share - adjusted weighted average shares outstanding and assumed conversions	32,247,000	31,451,000	32,280,000	31,488,000
Basic earnings/(loss) per share	$(0.44)	$0.00	$(0.41)	$0.01
Diluted earnings/(loss) per share	$(0.44)	$0.00	$(0.41)	$0.01

The computation of diluted loss per share excludes all options because they are antidilutive. For the second quarter and the first six months ended June 30, 2006, there were 30,000 options excluded with exercise prices between $14.00 and $16.38.

In June 30, 2005, there were 2,410,409 and 2,247,909 excluded options, respectively, for the second quarter and the first six months ended June 30, 2005, with exercise prices between $3.21 and $16.375 and $3.65 and $16.375 respectively, per share.

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

Income/(loss) before income tax benefit consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets/investments, change of control charges, restructuring charges, special charges/(credits), the write-off of assets, amortization of intangibles and goodwill impairment. These exclusions total income of $15.1 million and $29,000 for the quarters ended June 30, 2006 and 2005 respectively and $15.0 million and $471,000 for the six months ended June 30, 2006 and 2005.  Long-term assets include goodwill, intangibles and property, plant and equipment. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the applicable segments receiving Corporate services based on a combination of services received and revenue.

	Three Months ended		Six Months ended
	June 30,	June 30,	June 30	June 30
(dollars in thousands)	2006	2005	2006	2005
Revenues :
Commercial	$45,643	$50,650	$91,482	$99,321
Federal	9,626	11,404	19,952	22,943
Chimes	8,056	7,012	15,497	13,375
Total revenues	$63,325	$69,066	$126,931	$135,639

Gross Profit :
Commercial	$9,624	$9,208	$19,256	$18,726
Federal	4,330	5,279	8,969	10,694
Chimes	7,834	6,816	15,098	12,868
Total Gross Profit	$21,788	$21,303	$43,323	$42,288
%	34.4%	30.8%	34.1%	31.2%

Operating Income :
Commercial	$3,984	$2,306	$7,721	$4,912
Federal	712	1,133	1,763	2,456
Chimes	1,429	1,607	2,691	2,796
Total Operating Income	$6,125	$5,046	$12,175	$10,164
%	9.7%	7.3%	9.6%	7.5%

Corporate Allocation :
Commercial	$3,882	$3,930	$8,019	$8,003
Federal	383	409	815	852
Chimes	774	612	1,528	1,206
Total Corporate Allocation	$5,039	$4,951	$10,362	10,061
%	8.0%	7.2%	8.2%	7.4%

Total Income / (Loss) before Income Taxes / (benefit) :
Commercial	$102	$(1,624)	$(298)	$(3,091)
Federal	329	724	948	1,604
Chimes	655	995	1,163	1,590
Total Income / (Loss) before Income Taxes / (Benefit)	$1,086	$95	$1,813	$103
%	1.7%	0.1%	1.4%	0.1%

Reconciliation of Segment Income / (Loss) before Income Taxes / (Benefit) to Consolidated Income / (Loss) Before Income Taxes / (Benefit):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2006	2005	2006	2005

Total segment income/(loss) before income taxes/(benefit) :	$1,086	$95	$1,813	$103

Adjustments :
Special (charges) / credits	(280)	115	(280)	790
Goodwill impairment	(15,000)	—	(15,000)
Amortization of intangibles	(233)	(264)	(466)	(614)
Net interest income	445	120	780	295
Total adjustments	(15,068)	(29)	(14,966)	471

Consolidated income/(loss) before income taxes/(benefit)	$(13,982)	$66	$(13,153)	$574

For the three and six months ended June 30, 2006 $67,000 of the $280,000 special charges relates to salary and travel expenses which are included in SG&A on the consolidated statement of operations.

7.         Shareholders’ Equity

	Six Months Ended June 30, 2006
	Amount	Shares
	(dollars in thousands)
Balance at beginning of period	$84,027	32,040,091
Net income/(loss)	(13,293)
Proceeds upon exercise of stock options and ESPP	2,829	863,100
Stock option expense	358
Other comprehensive income	507
	$74,428	32,903,191

8.         Comprehensive Income/ (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130), requires that items defined as other comprehensive income/ (loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/ (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three and six months ended June 30, 2006 and June 30, 2005 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
(dollars in thousands)	June 30,	June 30,	June 30,	June 30,
Comprehensive income/ (loss) :	2006	2005	2006	2005
Net Income / (Loss)	$(14,051)	$44	$(13,293)	$374
Foreign Currency	414	(187)	507	(419)
Unrealized gain/(loss) on SERP investments	—	25	—	(145)
Comprehensive income/(loss)	$(13,637)	$(118)	$(12,786)	$(190)

The accumulated balances related to each component of other comprehensive income (loss) for the six months ended June 30, 2006 and June 30, 2005 were as follows:

	Foreign Currency	Unrealized Gain/(Loss)	Accumulated Other
(dollars in thousands)	Translation	on Investments	Comprehensive Loss
Balance at December 31, 2005	$(643)	$—	$(643)
Accumulated comprehensive income/(loss)	507	—	507
Balance at June 30, 2006	$(136)	$—	$(136)

Balance at December 31, 2004	$(936)	$(1,264)	$(2,200)
Accumulated comprehensive income/(loss)	(419)	(145)	(564)
Balance at June 30, 2005	$(1,355)	$(1,409)	$(2,764)

9.     Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  The Company did not repurchase shares of its common stock during the six months ended June 30, 2006 and June 30, 2005, respectively. As of June 30, 2006, the remaining authorization for repurchase is approximately 93,000 shares.

10.  Asset-Based Lending Facility

On June 16, 2006 the Company amended the line of credit facility.  The line was reduced to $20 million from $40 million, reflecting management’s belief that there was no need for the higher level of funding and thereby reducing associated costs.  The amendment extended the termination of the Financing Agreement from July 31, 2006 to July 31, 2007.  The Administrative Management Fee, the Early Termination Fee and the Line of Credit Fee have all been eliminated.  Since November 2, 2005, the interest rate has been calculated using the lesser of: Prime or LIBOR plus 2.5% based on unpaid principal.  The minimum borrowing base threshold has been eliminated as of November 4, 2005.  As of June 30, 2006, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $6.9 million was available for borrowing as of June 30, 2006. The unused line fee has been eliminated beginning  June 1, 2006, however, the unused line fee and other associated fees, including the float and wire fees, were approximately $53,000 and $64,000 for the six months ended June 30, 2006 and 2005, respectively.  This line of credit involves covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations of operating leases exceeding $9 million annually and spending limits on capital expenditures exceeding $8 million annually.  As of June 30, 2006, the Company was in compliance with the covenants.  This credit facility will remain in effect until July 31, 2007.

11.  Income Taxes

In accordance with Accounting for Income Taxes-an interpretation of FASB Statement No. 109 (FIN 18), the Company has recorded its first and second quarter tax provision using the actual effective tax rate. The Company has determined that this method will yield a more reliable tax provision calculation due to the inclusion of the valuation allowance created during the prior year (see note below). This is a change from the prior year method as the Company was able to determine an annual effective tax rate during the year ended December 31, 2005.  Accordingly, the Company is not in a position to disclose its projected December 31, 2006 annual effective tax rate but will update the actual 2006 quarterly effective tax rate in the subsequent reporting periods.  If the Company utilizes its existing net operating losses, in a jurisdiction by jurisdiction basis, additional tax provision could be recorded in the remaining two quarters of the year.

As a result of the mix of foreign and domestic earnings, the Company has recorded a current income tax provision on a loss from worldwide operations. Accordingly, the effective tax rate is represented as a negative percentage of the global statutory rate. For the second quarter ended June 30, 2006, the Company calculated its actual effective tax rate to be -1.06%. For the quarter ended June 30, 2005, the Company calculated its annual effective tax to be 34.8%.

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

          In prior years, management relied primarily on future projected income in assessing the realizability of deferred tax assets resulting from federal net operating loss carryforwards and other deductible temporary differences. As of December 31, 2005 and June 30, 2006, it was determined that because of continued losses through the fourth quarter of the prior year, it was no longer appropriate to rely on future projected income until sustained profitability has been achieved.  Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets for the year end and quarter end, respectively

12.  Legal Matters

The Company is involved in various and routine litigation matters, which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

13.  Board Review of Strategic Alternatives

In September of 2005, the Company’s Board of Directors retained the services of Jefferies Broadview to assist the Company in exploring strategic alternatives to maximize shareholder value. These alternatives include, but are not limited to, the possible sale of all or parts of the Company. We continue to work with Jefferies Broadview to finalize the review of all strategic alternatives to maximize shareholder value.

14.  Change of Control and other Special Charges

In the second quarter of 2006, the Company recorded special charges of approximately $219,000 relating to expenses in connection with the review of strategic alternatives.

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

For fiscal year 2005, the Company recorded special charges/ (credits) of $5.7 million primarily pertaining to expenses associated with two proxy contests (including approximately $0.5 million paid to reimburse participants in the proxy contest for costs incurred therein) and merger-related charges pertaining to the proposed merger with Analysts International Corp., which was not approved by the Company’s shareholders at the September 2, 2005 special meeting.

Vesting of Stock Options

Under the Company’s various equity incentive plans, as a result of the October 2005 change of control as defined in each plan, approximately 704,000 of outstanding unvested stock options vested and became immediately exercisable.

15.  Restructuring Charges

          During 2005, in connection with the reorganization of the Commercial Services Division, the Company recorded restructuring charges of approximately $2.2 million, comprised of $1.2 million in severance costs and $1.0 million pertaining to the closing/consolidation of office space in the United States. The lease obligation is calculated based on current rent commitments, less an estimated sublease amount.

	Remaining at		Remaining at
	December 31, 2005	Paid	June 30, 2006
	(dollars in thousands)

Severance:
Canada	$401	$(370)	$31
United States	9	(9)	0
Total Severance	$410	$(379)	$31
Lease Obligations :
United States	$530	$(506)	$24
Total	$940	$(885)	$55

During 2004, in connection with the Company’s business model realignment, the Company recorded a restructuring charge of approximately $2.9 million comprised of approximately $2.8 million in severance costs and $0.1 million in lease obligation costs. The lease obligation of $110,000 is calculated based on current rent commitments less a calculated sublease amount based on current market conditions. Paid column represents payments net of any exchange rate fluctuations.

	Remaining at	Paid (net of	Remaining at
	December 31, 2005	Currency translation)	June 30, 2006
	(dollars in thousands)

Severance :
Canada	$383	$7	$390
United States	107	(53)	54
Total Severance	$490	$(46)	$444

Lease Obligations :
United States	$12	$(12)	$—
United Kingdom	85	(10)	75
Canada	141	(72)	69
Total Lease Obligations	$238	$(94)	$144

Total	$728	$(140)	$588

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

16.  Goodwill

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“FAS 141”), and Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), all business combinations initiated after June 30, 2001 must be accounted for under the purchase method.  In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test.

The changes in the carrying amount of goodwill for the periods ended June 30, 2006 and December 31, 2005, are as follows (in thousands):

	June 30,	December 31,
Federal Sector (RGII) Goodwill	2006	2005
Balance as of the beginning of the year	$27,625	$27,625
Reduction of Goodwill*	(2,591)	—
Goodwill Impairment loss**	(15,000)
Balance as of the end of the period	$10,034	$27,625

*Pursuant to the terms of the Company’s acquisition of RGII, the seller of RGII was entitled to contingent payments based on RGII’s performance against profitability objectives over three years.  The contingent payments were evidenced by a contingent note with a face value of $10 million that was payable over three years, only if certain financial performance objectives were met.  These financial performance objectives were based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period.  There were no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment was reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  In February 2004, a payment was made for the first six-month installment of approximately $631,000, pertaining to this contingent note.  In February 2005, a payment of approximately $1.8 million was made representing the next installment of the contingent note.  Since the targeted EBITs were not achieved, the seller of RGII was required to repay amounts previously paid, plus interest.  This amount of $2.6 million was repaid on July 31. 2006.  At June 30, 2006, a receivable in this amount was established and a corresponding reduction in Goodwill.

**For the year ended December 31, 2005, using an evaluation prepared by an independent appraisal firm, the Company completed an assessment of the fair value and carrying value of its Federal Government segment.  The fair value was calculated using the following approaches (i) market approach and (ii) income approach.  Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices. Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity. Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.  An asset approach was not used because the asset approach is most relevant for liquidation approaches, investment company valuations and asset rich company valuations (i.e. real estate entities) and was not deemed relevant for manufacturing and service company going-concern valuations.  As of December 31, 2005, the indicated fair value of the Federal Government reporting unit exceeded the carrying value. As a result, the Company concluded that the goodwill of approximately $27.6 million was not impaired.  As of June 30, 2006, because of changed conditions, the Company had a reevaluation performed by the same independent appraisal firm of the goodwill of the Federal Government Sector.  Because of significant changes in projected revenues and market conditions, the Company determined that the goodwill of $25.1 million was impaired by $15.0 million and a non-cash charge was taken for this amount.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods Ended June 30, 2006 and June 30, 2005

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

Overview

Computer Horizons Corp. (“CHC”, or the “Company”), founded in 1969, provides professional information technology (IT) services to national and multi-national companies throughout North America and to the United States government. CHC was founded in 1969 and incorporated in 1972 under the laws of the State of New York. The Company provides a broad range of IT staffing and project-based solution services using a global delivery model that allows the Company to perform work at client sites or at CHC development centers in the U.S., Montreal, Canada and Chennai, India. Effective January 1, 2005, the Company began reporting by its realigned operating segments: Commercial, Federal Government and Vendor Management Services (Chimes.).

The Company had revenues for the quarter ended June 30, 2006 of $63.3 million, an 8 percent decrease from $69.0 million revenue during the comparable period in 2005.  For the six months ended June 30, 2006, revenues totaled $126.9 million, compared to $135.6 million in the comparable period of 2005.  Net loss before taxes for the second quarter of 2006 totaled $14.0 million compared with a net income of $66,000 in the comparable period of 2005.  The increase in income before taxes for the six months ended June 30, 2006, reflects the positive impact of the business restructuring completed in the fourth quarter of 2005, as well as additional cost containment in SG&A.

Management continues to focus on maintaining a strong balance sheet, with approximately $36.2 million in cash and cash equivalents (including $17.2 million of Chimes vendor cash) at June 30, 2006, along with $58 million in working capital and no debt outstanding at the end of the quarter.

Recent Developments

Board Review of Strategic Alternatives

In September of 2005, the Company’s Board of Directors retained the services of Jefferies Broadview to assist the Company in exploring strategic alternatives to maximize shareholder value. These alternatives include, but are not limited to, the possible sale of all or parts of the Company. We continue to work with Jefferies Broadview to finalize the review of all strategic alternatives to maximize shareholder value.

Special Meeting of Shareholders

On July 22, 2005, a group comprised of Crescendo Partners II, L.P., Series R, Crescendo Investments II, LLC, Eric Rosenfeld, F. Annette Scott Florida Trust, Richard L. Scott Florida Trust, Scott Family Florida Partnership Trust, Richard L. Scott , Stephen T. Braun and The Computer Horizons Full Value Committee (collectively, the “Full Value Committee”), filed a Statement on Schedule 13D (the “Schedule 13D”) with the SEC disclosing their opposition to the Company’s previously announced proposed merger with Analysts International Corporation a Minnesota Corporation (“Analysts”) and their intention to solicit the Company’s shareholders to vote against the Company’s proposals in furtherance of the proposed merger.

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

Change of Control and other Special Charges

In the second quarter of 2006, the Company recorded special charges of approximately $219,000 relating to expenses in connection with the review of strategic alternatives.

In the 4th quarter of 2005, the Company recorded a charge of approximately $13.2 millions related to the change of control resulting from the removal of the Company’s then existing Board of Directors. The $13.2 million charge is comprised of the following:

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

Revenue Generating Activities

The majority of the Company’s revenues are derived from professional services rendered in the information technology sector. Effective January 1, 2005, the Company realigned its business operations into three segments: Commercial, Federal Government and Vendor Management Services (Chimes).

The Commercial business consists of providing technology consultants to large organizations on a temporary hire basis and is classified in two general categories, staff augmentation and solutions work.  For the quarter ended June 30, 2006, this segment represented approximately 72% of total revenues, including $32 million of staff augmentation revenue and $14 million of commercial solutions revenue. For six months ended June 30, 2006, this segment represented approximately 72% of total revenues, including $63 million of staff augmentation revenue and $28 million of commercial solutions revenue.

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

The Federal Government segment consists primarily of solutions type assignments, whereby the Company is responsible for project deliverables and other conditions contained in SOWs and/or contracts with the Federal Government.  Federal Government engagements generally have a duration of several years, contingent upon the Federal Government exercising annual options to continue work.  For the quarter and six months ended June 30, 2006, the Federal Government segment accounted for approximately 15% and 16% of consolidated revenues, respectively.

Chimes, Inc. is a human capital management solution that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. For the quarter and six months ended June 30, 2006, Chimes accounted for approximately 13% and 12% of total revenues, respectively.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill, and the valuation of deferred tax assets.

Revenue Recognition

The Company recognizes staff augmentation and solutions revenues either on a time-and-materials basis or on a fixed fee basis.  Under a typical time-and-materials billing arrangement, our customers are billed on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, revenue is estimated and accrued for services performed since the last billing cycle.  These unbilled amounts are billed the following month.

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

The Company’s Chimes subsidiary recognizes revenue on a transaction fee basis.  The Chimes service offering aggregates the suppliers of temporary workers to the customer and renders one invoice to the customer.  Upon payment from the customer, Chimes deducts a transaction fee and remits the balance of the client payment to the applicable vendors.  Chimes recognizes only the fee for the service as revenue, not the aggregate billing to the customer.  The gross amount of the customer invoicing is not considered revenue or a receivable to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the vendor until paid by the customer.

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

Goodwill

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“FAS 141”), and Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), all business combinations initiated after June 30, 2001 must be accounted for under the purchase method.  In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged are recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are not subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test.

The changes in the carrying amount of goodwill for the periods ended June 30, 2006 and December 31, 2005, are as follows (in thousands):

	June 30,	December 31,
Federal Sector (RGII) Goodwill	2006	2005
Balance as of the beginning of the year	$27,625	$27,625
Reduction of Goodwill*	(2,591)	—
Goodwill Impairment loss**	(15,000)
Balance as of the end of the period	$10,034	$27,625

*Pursuant to the terms of the Company’s acquisition of RGII, the seller of RGII was entitled to contingent payments based on RGII’s performance against profitability objectives over three years.  The contingent payments were evidenced by a contingent note with a face value of $10 million that was payable over three years, only if certain financial performance objectives were met.  These financial performance objectives were based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period.  There were no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment was reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  In February 2004, a payment was made for the first six-month installment of approximately $631,000, pertaining to this contingent note.  In February 2005, a payment of approximately $1.8 million was made representing the next installment of the contingent note.  Since the targeted EBITs were not achieved, the seller of RGII was required to repay amounts previously paid, plus interest.  This amount of $2.6 million was repaid on July 31. 2006.  At June 30, 2006, a receivable in this amount was established and a corresponding reduction in Goodwill.

**For the year ended December 31, 2005, using an evaluation prepared by an independent appraisal firm, the Company completed an assessment of the fair value and carrying value of its Federal Government segment.  The fair value was calculated using the following approaches (i) market approach and (ii) income approach.  Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices. Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity. Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.  An asset approach was not used because the asset approach is most relevant for liquidation approaches, investment company valuations and asset rich company valuations (i.e. real estate entities) and was not deemed relevant for manufacturing and service company going-concern valuations.  As of December 31, 2005, the indicated fair value of the Federal Government reporting unit exceeded the carrying value. As a result, the Company concluded that the goodwill of approximately $27.6 million was not impaired.  As of June 30, 2006, because of changed conditions, the Company had a reevaluation performed by the same independent appraisal firm of the goodwill of the Federal Government Sector.  Because of significant changes in projected revenues and market conditions, the Company determined that the goodwill of $25.1 million was impaired by $15.0 million and a non-cash charge was taken for this amount.

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

Results of Operations

Revenues.  Consolidated revenues were $63 million in the second quarter of 2006, a decrease of $6 million or 8% from $69 million reported in the second quarter of 2005.  The decrease came as the Company deemphasized certain underperforming parts of the business, and heightened its focus on more profitable services, geographies and relationships.  Similarly, for the first six months of 2006, revenues decreased to $126.9 million, compared to $135.6 million in the first six months of 2005, a decrease of $8.7 million or 6%.

Commercial Group revenues in the second quarter of 2006 were $46 million, a decrease of $5 million or 10% from $51 million in the second quarter of 2005.  For the first six months of 2006, Commercial Group revenues were $91.5 million, compared to $99.3 million for the first six months of 2005, a decrease of $7.8 million or 8%.  The year-over-year decrease in the Commercial Group revenues for first six months and the second quarter of 2006 related to the reemphasis on profitability of the business and reflected a decrease in average consultant headcount of approximately 11%, along with an increase in average bill rates in comparison to the comparable periods of 2005.

Federal Government Group revenues (comprised of RGII and AIM) decreased to $9.6 million in the second quarter of 2006 from $11.4 million in the second quarter of 2005, a net decrease of approximately $1.8 million or 16%.  Federal Government Group revenues, for the first six months, decreased to $19.9 million from $22.9 million in the first six months of 2005, a decrease of $3 million or 13%.  The year-over-year decrease is attributable to the transition of restricted contracts, customer/agency budget cuts and delays in funding.  In spite of the decrease in revenue, management has been able to maintain profitability.

Chimes revenues increased to $8 million in the second quarter of 2006 from $7 million in the second quarter of 2005, an increase of $1million, or 14%. Chimes revenues, for the first six months of 2006, increased to $15.4 million from $13.4 million in the first six months of 2005, an increase of $2 million of 14.9%. Gross profits increased from $6.8 million at June 30, 2005 to $7.8 million at June 30, 2006, an increase of 15%.  The additional revenue was generated from the addition of new customers and increase in sales to existing customers.

Direct Costs and Gross Margins.  Direct costs were $41.5 million and $47.8 million in the second quarter of 2006 and 2005, respectively.  Gross margin, or revenues less direct costs, increased to $21.8 million, or 34.4% in the second quarter of 2006 from 30.8% in the same period of 2005.  For the six months ended June 30, 2006, gross margin increased to $43.3 million or 34.1%, compared to $42.2 million or 31.2% in the same period of 2005.  In the Company’s Commercial Group, gross profit totaled $19.2 million, or 21% for the first six months of 2006, compared to $18.7 million, or 18.9% in the comparable prior year period. This increase is primarily attributable to an emphasis on improved gross profit margins. The Federal Government Group gross margins for the six months ended June 30, 2006 were $9 million, or 44.9%, compared to $10.7 million, or 46.6% for the comparable period of 2005.  Chimes gross margins totaled $15 million, or 97.4% for the six months ended June 30, 2006, compared to $12.9 million, or 96.2% in the same period of 2005.

Costs and Expenses.  Selling, general and administrative expenses were $21 million in the second quarter of 2006, compared to $21.2 million in the comparable period of 2005.  Selling, general and administrative was $41.6 million in the first six months of 2006, compared to $42.2 in the comparable period of 2005. As a percentage of revenue, the Company’s selling, general, and administrative expenses were 32.8% in the second quarter of 2006, as compared to 30.7% in the comparable period of 2005. The second quarter 2006 increase as a percentage of revenue is primarily attributable to the adoption of FAS 123R, including a charge of $75,000 for the 2004 Omnibus Incentive Compensation Plan and $20,000 for the Employee Stock Purchase Plan, combined with a decrease in revenue in 2006.

Income / (Loss) from Operation.  The Company’s loss from operations totaled $14.4 million in the second quarter of 2006, and includes a $15.0 million goodwill impairment loss. This compares to a loss from operations of $54,000 in the second quarter of 2005, which included a special credit of $115,000 (primary from gain on sale of assets, partially offset by restructing charges and merger related expenses.)  The composition of the operating income for the quarter ended June 30, 2006, excluding special charges, restructuring charges and amortization expense and goodwill impairment charge included income of $102,000 in the Commercial Group, income of $329,000 in the Federal Government Group and income of $655,000 in Chimes.  For the comparable quarter of 2005, the Commercial Group had a loss of $1.6 million, the Federal Group had an income of approximately $724,000 and Chimes had an income of $995,000.

Other Income /(Expense).  Other income (primarily net interest income) totaled $445,000 in the second quarter of 2006, compared to $120,000 in the second quarter of 2005. Other income for the first half of 2006 approximated $780,000 compared to $295,000 for the first half of 2005.

Provision for Income Taxes.  In accordance with Accounting for Income Taxes-an interpretation of FASB Statement No. 109 (FIN 18), the Company has recorded its first and second quarter tax provision using the actual effective tax rate. The Company has determined that this method will yield a more reliable tax provision calculation due to the inclusion of the valuation allowance created during the prior year (see note below). This is a change from the prior year method as the Company was able to determine an annual effective tax rate during the year ended December 31, 2005. Accordingly, the Company is not in a position to disclose its projected December 31, 2006 annual effective tax rate but will update the actual 2006 quarterly effective tax rate in the subsequent reporting periods. If the Company utilizes its existing net operating losses, in a jurisdiction by jurisdiction basis, additional tax provision could be recorded in the remaining two quarters of the year.

As a result of the mix of foreign and domestic earnings, the Company has recorded a current income tax provision on a loss from worldwide operations. Accordingly, the effective tax rate is represented as a negative percentage of the global statutory rate. For the second quarter ended June 30, 2006, the Company calculated its actual effective tax rate to be -1.06%. For the quarter ended June 30, 2005, the Company calculated its annual effective tax to be 34.8%.

Net Income /(Loss).  The net loss for the second quarter of 2006 was $14.1 million, or $(0.44) per basic and diluted share, compared to a net income of $44,000, or $0.00 per basic and diluted share for the second quarter of 2005. For the first half of 2006, net loss was $13.3 million or $(0.41) per basic and dilute share, compared to a net income of $374,000 or $0.01 per basic and diluted share for the first half of 2005.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At June 30, 2006, the Company had approximately $58.0 million in working capital, of which $36.2 million was cash and cash equivalents. Cash and cash equivalents at June 30, 2006 and December 31, 2005 includes approximately 17.2 million and $29.4 million of cash, respectively, to be disbursed to Chimes vendors in accordance with the client payment terms. Vendor cash varies quarter to quarter based on the relationship of the final billing cycle to the end of the quarter, and does not represent a change in the level of operations. At June 30, 2006, the Company had a current ratio position of 2.4 to 1.

Net cash used in operating activities in the first six months of 2006 was $12.8 million consisting primarily of net loss of $13.3 million offset by an increase in net Accounts Receivable of $2.9 million and a decrease in Accounts Payable of $13.6 million.

Net accounts receivable increased $2.7 million to $50.8 million at June 30, 2006, from $48.1 million at December 31, 2005.  Accounts receivable days sales outstanding (“DSO”) were 72 days at June 30, 2006, down from 74 days at March 31, 2006 and up from 66 days at December 31, 2005.  DSO is expected to return to the year-end 2005 level over the remainder of 2006.  All client receivable collectibility and billing issues identified by management have been adequately reserved. For the period ended June 30, 2006, there were no significant changes in credit terms, credit policies or collection efforts.

The decrease in Accounts Payable of $13.6 million was primarily due to the decrease in Chimes vendor cash associated with the timing of the billing and payment cycles relative to the end of the quarter.

Net cash used in investing activities in the first six months of 2006 was $674,000, consisting primarily of capital expenditures.

Net cash provided by financing activities in the first six months of 2006 was $2.8 million, primarily consisting of shares issued pursuant to the employee stock option plan and employee stock purchase plan.

On June 16, 2006 the company amended its line of credit facility.  The line was reduced to $20 million from $40 million, reflecting management’s belief that there was no need for the higher level of funding and to reduce associated costs.  The amendment extended the termination of the Financing Agreement from July 31, 2006 to July 31, 2007.  The Administrative Management Fee, the Early Termination Fee and the Line of Credit Fee have all been eliminated.  Since November 2, 2005, the interest rate has been calculated using the lesser of Prime or LIBOR plus 2.5% based on unpaid principal.  The minimum borrowing base threshold has been eliminated as of November 4, 2005.  As of June 30, 2006, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $6.9 million was available for borrowing as of June 30, 2006.  The unused line fee has been eliminated beginning  June 1, 2006, however, the unused line fee and other associated fees, including the float and wire fees, were approximately $53,000 and $64,000 for the six months ended June 30, 2006 and 2005, respectively.  This line of credit involves covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations of operating leases exceeding $9 million annually and spending limits on capital expenditures exceeding $8 million annually.  As of June 30, 2006, the Company was in compliance with the covenants.  This credit facility will remain in effect until July 31, 2007.

Pursuant to the terms of the Company’s acquisition of RGII, the seller of RGII was entitled to contingent payments based on RGII’s performance against profitability objectives over three years.  The contingent payments were evidenced by a contingent note with a face value of $10 million that was payable over three years, only if certain financial performance objectives were met.  These financial performance objectives were based on earnings before interest and taxes (“EBIT”) targets totaling $19.8 million over a three-year period.  There were no minimum or maximum payment obligations under the terms of the contingent note. The contingent payment was reduced on a dollar for dollar basis for financial performance below EBIT targets and increased by 29 cents ($0.29) for each dollar exceeding EBIT targets.  In February 2004, a payment was made for the first six-month installment of approximately $631,000, pertaining to this contingent note.  In February 2005, a payment of approximately $1.8 million was made representing the next installment of the contingent note.  Since the targeted EBITs were not achieved, the seller of RGII was required to repay amounts previously paid, plus interest.  This amount of $2.6 million was repaid on July 31. 2006.  At June 30, 2006, a receivable in this amount was established and a corresponding reduction in Goodwill.

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

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  The following table summarizes all commitments under contractual obligations as of June 30, 2006:

	Obligation Due
(dollars in thousands)	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
Operating Leases	$6,660	$2,265	$3,274	$825	$296
Deferred Compensation	2,229	577	20	10	1,622
Retention Bonus	376	376	0
Change of Control	2,603	287			2,316
Other	812	762	50	0	0
Total Cash Obligations	$12,680	$4,267	$3,344	$835	$4,234

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 will be effective for the Company as of January 1, 2007, with the cumulative effect of applying the provisions of this Interpretation reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that compensation cost be recognized for all new awards and awards that are modified, repurchased or cancelled after the adoption date. The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R. SAB 107 assists issuers in their initial implementation of FAS 123R. The provisions of this statement are effective for the Company’s first quarter ending June 30, 2006.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. However, the Company does recognize market risk from interest rate and foreign currency exchange exposure. The Company has financial instruments that are subject to interest rate risk. As of  June 30, 2006, the Company was debt-free. Historically, the Company has not experienced material gains or losses due to interest rate changes. However, a reduction in interest rates would reduce the interest income received by the Company on the cash it holds for payment to Chimes vendors. The Company’s international operations expose it to translation risk when the local currency financial statements are translated to US dollars. As currency exchange rates fluctuate, translation of the financial statements of international businesses into US dollars will affect the comparability of revenues and expenses between years. In addition, the Company bills customers with respect to certain Canadian operations in US dollars but pays Canadian workers in Canadian dollars.

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

PART II - Other Information

Item 6.    Exhibits

Exhibits

31.1	—	CEO Certification required by Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934.

31.2	—	CFO Certification required by Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934.

32.1	—	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	August 9, 2006	/s/ Dennis Conroy
Dennis Conroy, President and CEO
(Principal Executive Officer)

DATE:	August 8, 2006	/s/ Barbara Moss
Barbara Moss,
Chief Financial Officer
(Principal Financial Officer)

DATE:	August 8, 2006	/s/ Marci Braunstein
Marci Braunstein,
Corporate Controller
(Principal Accounting Officer)