Form 10-Q
period 2006-09-30
COMPUTER HORIZONS CORP
filed 2006-11-09
CIK 23019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006

or

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

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	☒
Yes	No

As October 31, 2006 the issuer had   33,228,752   shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

PART I.  Financial Information

Item 1.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,185	$40,903
Cash held in escrow	1,000	—
Accounts receivable, less allowance for doubtful accounts of $4,875 and $4,654 at September 30, 2006 and December 31, 2005, respectively	42,560	39,701
Refundable tax credit	7,714	6,294
Other receivables	429	—
Prepaid expenses and other	2,982	4,028
Current Assets from Discontinued Operations	—	14,101
TOTAL CURRENT ASSETS	102,870	105,027

PROPERTY AND EQUIPMENT	44,275	43,350
Less accumulated depreciation	(41,178)	(39,512)
TOTAL PROPERTY AND EQUIPMENT, NET	3,097	3,838

OTHER ASSETS - NET:
Deferred income taxes	1,637	—
Other	2,685	2,740
Long-term Assets from Discontinued Operations	—	31,737
TOTAL OTHER ASSETS	4,322	34,477

TOTAL ASSETS	$110,289	$143,342

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,002	$35,615
Accrued payroll, payroll taxes and benefits	9,145	8,113
Income taxes payable	1,150	1,150
Restructuring reserve	146	1,656
Other accrued expenses	4,569	3,439
Current Liabilities from Discontinued Operations	—	3,649
Deferred Tax	1,636	—
TOTAL CURRENT LIABILITIES	34,648	53,622

OTHER LIABILITIES:
Deferred compensation	1,734	1,588
Change of control payable	2,330	2,938
Other	—	197
Long Term Liabilities from Discontinued operations	—	970
TOTAL OTHER LIABILITIES	4,064	5,693

TOTAL LIABILITIES	$38,712	$59,315

SHAREHOLDERS EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A Common stock, $.10 par; authorized 100,000,000 shares; issued 33,158,105 shares at September 30, 2006, and December 31,2005	3,315	3,315
Additional paid in capital	146,506	148,083
Accumulated other comprehensive loss	(179)	(643)
Retained earnings/ (Accumulated deficit)	(77,134)	(60,492)
	72,508	90,263
Less shares held in treasury, at cost; 134,948 and 1,118,014 shares at September 30, 2006 and December 31, 2005, respectively	(931)	(6,236)
TOTAL SHAREHOLDERS EQUITY	71,577	84,027

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$110,289	$143,342

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
		% of revenue		% of revenue		% of revenue		% of revenue
REVENUES:
Commercial	$44,642	84.8%	$49,183	87.0%	$136,124	85.3%	$148,504	87.7%
Chimes	7,977	15.2%	7,372	13.0%	23,474	14.7%	20,747	12.3%
Total	52,619	100.0%	56,555	100.0%	159,598	100.0%	169,251	100.0%

COSTS AND EXPENSES:
Direct costs	35,064	66.6%	39,805	70.4%	107,689	67.5%	120,908	71.4%
Selling, general & administrative	17,452	33.2%	18,851	33.3%	51,758	32.4%	52,797	31.2%
Amortization of intangibles	—	0.0%	—	0.0%	—	0.0%	78	0.0%
Restructuring charges	(32)	-0.1%	574	1.0%	(32)	0.0%	716	0.4%
Special charges	86	0.2%	5,414	9.6%	366	0.2%	4,482	2.6%
Gain on sale of assets	(394)	-0.7%	—	0.0%	(394)	-0.2%	—	0.0%
Goodwill impairment	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total Costs	52,176	99.2%	64,644	114.3%	159,387	99.9%	178,981	105.7%

INCOME/(LOSS) FROM OPERATIONS	443	0.8%	(8,089)	-14.3%	211	0.1%	(9,730)	-5.7%

OTHER INCOME/(EXPENSE):
Interest income	527	1.0%	262	0.5%	1,308	0.8%	541	0.3%
Interest expense	—	0.0%	(3)	0.0%	(1)	0.0%	(5)	0.0%
	527	1.0%	259	0.5%	1,307	0.8%	536	0.3%
INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	970	1.8%	(7,830)	-13.8%	1,518	1.0%	(9,194)	-5.4%

INCOME (TAXES)/BENEFIT:
Current	(79)	-0.2%	(102)	-0.2%	(150)	-0.1%	259	0.2%
Deferred	—	0.0%	(23)	0.0%	—	0.0%	(100)	-0.1%
	(79)	-0.2%	(125)	-0.2%	(150)	-0.1%	159	0.1%

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$891	1.7%	$(7,955)	-14.1%	$1,368	0.9%	$(9,035)	-5.3%

Income (loss) from discontinued operations	540		617		(13,232)		2,071
Loss on sale of discontinued operations	(4,779)		—		(4,779)		—
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS NET OF TAX	(4,239)		617		(18,011)		2,071

NET LOSS	$(3,348)	-6.4%	$(7,338)	-13.0%	$(16,643)	-10.4%	$(6,964)	-4.1%

EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS - BASIC	$0.03		$(0.25)		$0.04		$(0.29)
EARNINGS/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - BASIC	$(0.13)		$0.02		$(0.56)		$0.07
LOSS PER SHARE - BASIC	$(0.10)		$(0.23)		$(0.51)		$(0.22)
EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS - DILUTED	$0.03		$(0.25)		$0.04		$(0.29)
EARNINGS/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - DILUTED	$(0.13)		$0.02		$(0.55)		$0.07
LOSS PER SHARE - DILUTED	$(0.10)		$(0.23)		$(0.51)		$(0.22)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	32,297,660		31,375,000		32,411,474		31,280,000
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	32,365,000		31,375,000		32,619,000		31,280,000

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,643)	$(6,964)
Less: Income/(Loss) from discontinued Operations	(13,232)	2,071
Less: Loss on sale of discontinued operations	(4,779)	—
Income/(Loss) from continuing operations	1,368	(9,035)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	—	(347)
Depreciation	1,609	2,541
Amortization of intangibles	—	78
Provision for bad debts	289	458
Gain on sale of assets	(394)	(327)
FAS 123R Option Expense	472	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,148)	(6,253)
Prepaid expenses and other current assets	1,011	(55)
Other receivables	—	1,204
Other assets	55	(356)
Goodwill impairment	—	1,783
Refundable tax credit	(1,420)	(1,925)
Accrued payroll, payroll taxes and benefits	1,032	1,100
Accounts payable	(17,613)	19,980
Income taxes payable	—	246
Other accrued expenses /change of control	(988)	(1,837)
reserve
Deferred compensation	146	7
Supplemental executive retirement plan	—	78
Other liabilities	(197)	72

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(17,778)	7,412
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	8,927	2,696
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(8,851)	10,108

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	564
Purchases of furniture and equipment	(868)	(1,766)
NET CASH (USED IN) INVESTING ACTIVITIES	(868)	(1,202)
NET CASH PROVIDED BY/(USED IN) DISCONTINUED OPERATIONS	13,281	(513)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	12,413	(1,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	2,795	1,001
Stock issued on employee stock purchase plan	461	518
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,256	1,519

Foreign currency gains/(losses)	464	216
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,282	10,128

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	40,903	33,649

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,185	$43,777

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2006 and September 30, 2005
(unaudited)

1.             Basis of Presentation

The consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2006 and September 30, 2005, respectively, and the statement of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 (and for all periods presented) have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Company.  The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the respective full years.

On September 29, 2006, Computer Horizons Corp. sold its Federal Government subsidiary, RGII Technologies, Inc., to Netstar-1 for $15.3 million in cash, less an estimated net asset adjustment of $1.2 million, subject to a post-closing net asset value adjustment.  (The sale transaction is discussed in Note 14 below.)  Results of the RGII subsidiary for all periods presented are presented as results from discontinued operations. Assets and liabilities of RGII are shown on the Balance Sheet as assets of discontinued operations and liabilities of discontinued operations respectively.  To provide a comparable presentation period over period, the prior period financial statements contained herein have also been restated to reflect RGII as assets held for disposal.

2.             Recent Accounting Pronouncements

In September, 2006 the FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).  Statement 158 requires employers with single-employer defined benefit plans or postretirement plans to recognize the funded status of all such plans in the employer’s statement of financial position; recognize the changes in a plan’s funded status in comprehensive income of a business entity or as changes in unrestricted net assets of a not-for-profit organization in the year of change; and measure a plan’s funded status as of the date of the employer’s fiscal year-end statement of financial condition.  The provisions of Statement 158 are effective for entities with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.  The Company does not expect a material impact from the adoption of Statement 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin “SAB” 108 regarding the process of quantifying financial statement misstatements.  The provisions of this statement will be effective for the year end.  The company does not expect a material impact from adoption of SAB 108.

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

On November 2005, the FASB issued FASB Staff Position No. FAS 123R-3—“Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

3.             Accounting for Stock-Based Compensation

Accounting for Stock-Based Compensation

In December 2002, the FASB approved the issuance of Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Translation and Disclosure” (FAS No. 148).  This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amended the disclosure requirements of the FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results. The Company adopted these disclosure provisions as of December 31, 2002.

Adoption of FAS 123R

The Company issues common stock options to certain employees and board members. In January 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) (“FAS 123R”) - Share-Based Payments.  FAS 123R requires all entities to recognize compensation expense in an amount equal the fair value of share-based payments, such as stock options granted to employees. The Company has elected to apply FAS 123R on a modified prospective method. Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for prior interim periods and fiscal years do not reflect any adjusted amounts.

On September 30, 2006, the Company has three share-based compensation plans and an Employee Stock Purchase Plan (“ESPP”) which are described below. The compensation cost that has been charged against income for the three and nine months ended September 30, 2006 was $94,000 and $472,000 respectively, comprised of $18,000 and $79,000 ESPP and $76,000 and $393,000 for stock option plans. This reduced earnings from continuing operations before and after taxes and net earnings.  Basic and diluted net earnings per common share for the three and nine months ended September 30, 2006 were reduced by $0.00 and $0.01 respectively as a result of adopting this pronouncement. As the Company has a net operating loss carryforward and has established a full valuation allowance on its deferred tax assets, there is no current tax benefit associated with the accrued compensation expense for this quarter.

Stock Options

In 1994, the Company adopted a stock option plan which provides for the granting of options to officers and key employees, for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights (“SARs”). Options and SARs generally expire ten years from the date of grant and become exercisable in specified amounts during the life of the respective options. There are no shares available as of September 30, 2006 for the 1994 stock option plan.

In May 2004, the Company received shareholder approval and adopted the 2004 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). This plan replaced the 1994 Stock Option and Appreciation Plan and provides for a maximum number of 3,500,000 shares of common stock issuable under the plan. These awards may be stock options, stock appreciation rights, restricted stock or performance share awards, and expire after ten years. Awards from this plan are exercisable immediately for members of the Board of Directors and ratably over a three year period for employees. This Plan is scheduled to expire on May 19, 2014. As of September 30, 2006, there were 2,711,500 shares available for awards under the Omnibus Plan.

The Company also has a non-qualified Directors’ stock option plan (the “Directors’ Plan”). In 1998, the Company amended the Directors’ Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of the Company’s common stock and (ii) shall receive annual grants to purchase an additional 10,000 shares of its common stock. Awards from this plan are exercisable immediately, and expire in ten years. The Directors’ Plan originally was to expire on March 4, 2001 and was extended by the Board of Directors and Shareholders through March 6, 2007. There were 24,000 shares of common stock available for grant at September 30, 2006 under the Directors’ Plan.

Summary of the status of all the Company’s stock option plans as of September 30, 2006 and the changes during the three and nine months ended on that date is presented below:

Options (Three Months)			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000)

Outstanding June 30, 2006	2,099	$3.90	—	—
Granted	—	—	—	—
Exercised	104	$3.53	—	—
Canceled/forfeited/expired	11	$3.21	—	—
Outstanding September 30, 2006	1,984	$3.93	5.5	$652
Options exercisable September 30, 2006	1,569	$3.83	5.8	$652
Weighted average fair value of options granted during the quarter		$0.00

Options (Nine Months)			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000)

Outstanding December 31, 2005	2,658	$3.69	—	—
Granted	315	$4.39	—	—
Exercised	898	$3.43	—	—
Canceled/forfeited/expired	91	$3.63	—	—
Outstanding September 30, 2006	1,984	$3.93	5.5	$652
Options exercisable September 30, 2006	1,569	$3.83	5.8	$652
Weighted average fair value of options granted during the nine months ended		$2.47

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted-average assumptions were used for grants in the nine months ended September 30, 2006: expected volatility of 37%; a risk-free interest rate of 4.64%; and an expected life of 5.06 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the US Treasury rates at the close of the quarter with maturity dates approximately equal to the expected life at the grant date. The expected volatility is based on the historical volatility of the Company’s stock.

Cash received from option exercise under all share-based payment arrangements for the three and nine months ended September 30, 2006 was $432,000 and $3,257,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $69,516 and $273,972 for the same period. As the Company currently has a full valuation allowance with respect to its deferred tax assets, no tax benefit from the options are recognized at this time. If the Company determines that it is more likely than not that it will recognize a tax benefit from the exercise of the options, then this amount would generally reflect the overall tax benefit.

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

As of September 30, 2006, there was $656,437 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under these plans; that cost is expected to be recognized over a period of three years.

The Company offers an Employee Stock Purchase Plan (“ESPP”) to its employees. The ESPP purchases shares quarterly at a 15% discount from the lower of the opening and closing stock prices for the period. The shares are purchased at a fixed discount and therefore give rise to a liability under FAS 123R. The liability for the quarter ended September 30, 2006 is $18,000. Shares are purchased the first business day after the end of each quarter. There were 1,882,164 shares of common stock available for purchase after October 3, 2006 under the ESPP Plan.

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

		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

(in thousands, except per share data)
Net income/(loss)	As reported	$(7,338)	$(6,964)
	Deduct : Total tock-baed employee compensation expense determined under fair value based method for all awards, net of related tax effects	(169)	(700)

	Pro forma	$(7,507)	$(7,664)

Earnings per share
Basic	As reported	$(0.23)	$(0.22)
	Pro forma	(0.24)	(0.25)

Diluted	As reported	$(0.23)	$(0.22)
	Pro Forma	(0.24)	(0.25)

The effect of adopting SFAS No. 123R was a reduction of $94,000 and $472,000 to the Company’s income from continuing operations for the three and nine months ended September 30, 2006. There was no additional cumulative effect of adoption using the modified-prospective transition method was similarly material.

4.             Cash

Included in cash and cash equivalents at September 30, 2006 and December 31, 2005 is restricted cash of $167,019 and $219,000 respectively.  Restricted cash represents funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client.  In addition, $1,000,000 in cash from the sale of RGII has been held in escrow, pending the final true up.  Cash and cash equivalents at September 30, 2006 and December 31, 2005 also include approximately $12.0 million and $29.4 million, respectively, of cash to be disbursed to Chimes vendors in accordance with the client payment terms.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Numerator:
Net income/(loss) from operations - (000)	$891	$(7,955)	$1,368	$(9,035)
Net income/(loss) from discontinued operations - (000)	$(4,239)	$617	$(18,011)	$2,071
Net loss - (000)	$(3,348)	$(7,338)	$(16,643)	$(6,964)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	32,298,000	31,375,000	32,411,000	31,280,000
Effect of stock options	67,000	—	208,000	—
Diluted earnings/(loss) per share:
Denominator for diluted earnings per share - adjusted weighted average shares outstanding and assumed conversions	32,365,000	31,375,000	32,619,000	31,280,000
Basic earnings/(loss) per share from continuing operations	$0.03	$(0.25)	$0.04	$(0.29)
Basic earnings/(loss) per share from discontinued operations	$(0.13)	$0.02	$(0.56)	$0.07
Basic loss per share	$(0.10)	$(0.23)	$(0.51)	$(0.22)
Diluted earnings/(loss) per share from continuing operations	$0.03	$(0.25)	$0.04	$(0.29)
Diluted earnings/(loss) per share from discontinued operations	$(0.13)	$0.02	$(0.55)	$0.07
Diluted loss per share	$(0.10)	$(0.23)	$(0.51)	$(0.22)

The computation of diluted loss per share excludes all options because they are antidilutive.  For the third quarter and the first nine months ended September 30, 2006 there were 345,000 and 70,000 options excluded with exercise prices between $4.22 and $16.38 and $4.70 and $16.38.  In September 30, 2005, there were 2,081,973 and 2,117,187 excluded options, respectively, for the third quarter and the first nine months ended September 30, 2005, with exercise prices between $3.65 and $16.38 and $3.56 and $16.38 respectively, per share.

6. Segment Information

During the fourth quarter of 2004, the Company completed a realignment of the Company’s business model, effective January 1, 2005, around its three distinct segments of clients: Commercial, Federal Government and Vendor Management services (Chimes).  This realigned business model was designed to deliver improved operational performance for the Company and reduce annual operating costs.  On September 29, 2006, the Company sold its Federal Government business segment (consisting of RGII Technologies, Inc.), to Netstar-1, Inc.  As a result, this business segment is now reflected as discontinued operations, and all prior periods have been restated to provide a comparable presentation.

Income/(loss) before income tax benefit consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets/investments, change of control charges, restructuring charges and special charges/(credits).

These exclusions totaled a gain of $461,000 and a loss of $6.2 million for the quarters ended September 30, 2006 and 2005 respectively, and a gain of $147,000 and a loss of $6.1 million for the nine months ended September 30, 2006 and 2005. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location.  Such costs are allocated to the applicable segments based on a combination of services received and revenue.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues :
Commercial	$44,642	$49,183	$136,124	$148,504
Chimes	7,977	7,372	23,474	20,747
Total Revenues	$52,619	$56,555	$159,598	$169,251

Gross Profit :
Commercial	$9,746	$9,590	$29,003	$28,316
Chimes	7,809	7,159	22,906	20,027
Total Gross Profit	$17,555	$16,749	$51,909	$48,343
%	33.4%	29.6%	32.5%	28.6%

Operating Income :
Commercial	$3,965	$2,425	$11,685	$7,337
Chimes	1,381	1,420	4,070	4,216
Total Operating Income	$5,346	$3,845	$15,755	$11,553
%	10.2%	6.8%	9.9%	6.8%

Corporate Allocation :
Commercial	$4,103	$4,685	$12,268	$12,693
Chimes	733	782	2,116	1,984
Total Corporate Allocation	$4,837	$5,467	$14,384	$14,677
%	9.2%	9.7%	9.0%	8.7%

Total Income / (Loss) before Income Taxes
/ (Benefit) :
Commercial	$(138)	$(2,260)	$(583)	$(5,356)
Chimes	648	638	1,954	2,232
Total Income / (Loss) before Income Taxes/(Benefit)	$509	$(1,622)	$1,371	$(3,124)
%	1.0%	-2.9%	0.9%	-1.8%

Reconciliation of Segment Income /(Loss) before Income Taxes /(Benefit) to Consolidated Income /(Loss) Before Income Taxes /(Benefit):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	Septmber 30,	September 30,
(dollars in thousands)	2006	2005	2006	2005
Total segment income/(loss) before income taxes/(benefit) :	$509	$(1,622)	$1,371	$(3,124)
Adjustments :
Corporate allocation to Discontinued Operations	(406)	(479)	(1,220)	(1,330)
Restructuring charges	32	(574)	32	(716)
Special charges	(86)	(5,414)	(366)	(4,482)
Amortization of intangibles	—	—	—	(78)
Sale of Assets	394	—	394	—
Net interest income	527	259	1,307	536
Total adjustments	461	(6,208)	147	(6,070)
Consolidated income/(loss) before income taxes/(benefit)	$970	$(7,830)	$1,518	$(9,194)

* On September 30, 2006, Computer Horizons Corp. sold a condominium in Sunny Isles Beach Florida for $450,000.  Cash of $407,879 was received on October 5, 2006. Closing cost was $42,121. Fixed Assets net of depreciation were $13,453. A gain on sale of $394,426 was recorded by the Company in the third quarter of 2006.

7.  Shareholders’ Equity

	Nine Months at September 30, 2006
	(dollars in thousands)	Shares
Balance at beginning of period	$84,027	32,040,091
Net Income after taxes	(16,643)
Proceeds upon exercise of stock options
and ESPP	3,257	983,066
Stock option expense	472
Other comprehensive income	464
	$71,577	33,023,157

8.  Comprehensive Income/ (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130), requires that items defined as other comprehensive income/ (loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/ (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the three and nine months ended September 30, 2006 and December 31, 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2006	2005	2006	2005
Comprehensive income/(loss) :
Net loss	$(3,348)	$(7,338)	$(16,643)	$(6,964)
Foreign currency adjustment	(42)	636	464	216
Unrealized gain on SERP investments	—	228	—	84
Comprehensive loss	$(3,390)	$(6,474)	$(16,179)	$(6,664)

The accumulated balances related to each component of other comprehensive income (loss) for the nine months ended September 30, 2006 and December 31, 2005 were as follows:

(dollars in thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2005	$(643)	$—	$(643)
Accumulated comprehensive income	464	—	464
Balance at September 30, 2006	$(179)	$—	$(179)

Balance at December 31, 2004	$(936)	$(1,264)	$(2,200)
Accumulated comprehensive income	216	84	300
Balance at September 30, 2005	$(720)	$(1,180)	$(1,900)

9.  Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  The Company did not repurchase shares of its common stock during the nine months ended September 30, 2006 and September 30, 2005, respectively. As of September 30, 2006, the remaining authorization for repurchase is approximately 93,000 shares.

10.  Designated pools for issuance of authorized but unissued shares

As Treasury Shares have been depleted through issuance upon stock option exercises and to the Employee Stock Purchase Plan (the “ESPP”), on October 2, 2006, Computer Horizons created designated pools for issuance of authorized but unissued shares.  The designated pool for stock option exercise is 3,000,000 and the designated pool for the ESPP is 250,000 shares.

11.  Asset-Based Lending Facility

On June 16, 2006 the Company amended the line of credit facility.  The line was reduced to $20 million from $40 million, reflecting management’s belief that there was no need for the higher level of funding and thereby reducing associated costs.  The amendment extended the termination of the Financing Agreement from July 31, 2006 to July 31, 2007.  The Administrative Management Fee, the Early Termination Fee and the Line of Credit Fee have all been eliminated.  Since November 2, 2005, the interest rate has been calculated using the lesser of Prime +.50% or LIBOR plus 2.75% based on unpaid principal.  The minimum borrowing base threshold has been eliminated as of November 4, 2005.  As of September 30, 2006, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances $6.3 million was available for borrowing as of September 30, 2006. The unused line fee has been eliminated beginning  June 1, 2006, however, the unused line fee and other associated fees, including the float and wire fees, were approximately $64,000 and $83,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  This line of credit involves covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations of operating leases exceeding $9 million annually and spending limits on capital expenditures exceeding $8 million annually.  As of September 30, 2006, the Company was in compliance with the covenants.  This credit facility will remain in effect until July 31, 2007.

12.  Income Taxes

In accordance with Accounting for Income Taxes-an interpretation of FASB Statement No. 109 (FIN 18), the Company has recorded its first and second quarter tax provision using the actual effective tax rate. The Company has determined that this method will yield a more reliable tax provision calculation due to the inclusion of the valuation allowance created during the prior year (see note below). This is a change from the prior year method as the Company was able to determine an annual effective tax rate during the year ended December 31, 2005.  Accordingly, the Company is not in a position to disclose its projected December 31, 2006 annual effective tax rate but will update the actual 2006 quarterly effective tax rate in the subsequent reporting periods.  If the Company utilizes its existing net operating losses, in a jurisdiction by jurisdiction basis, additional tax provisions could be recorded in the remaining quarter of the year.

For the third quarter ended September 30, 2006, the Company calculated its actual effective tax rate for continuing operations to be approximately 9.9% and its discontinued operations to be -.5%.  For the third quarter ended 2005, the company calculated its annual effective tax for continuing operations to be approximately -1.7% and its discontinued operations to be -20%.

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

13.  Legal Matters

The Company is involved in various and routine litigation matters, which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

14.  Discontinued Operations

On September 29, 2006, Computer Horizons Corp. sold its Federal Government subsidiary, RGII Technologies, Inc., to Netstar-1, Inc. for $15.3 million in cash, less an estimated net asset adjustment of $1.2 million.  This amount may be further adjusted subject to a final  net asset value adjustment, to be completed no later than 90 days after the closing date.  To the extent that the final net asset amount sold to NetStar-1 is greater than the estimated asset amount at closing, the excess will be paid to CHC together with interest thereon at the prime rate from the closing date to the date of payment.  If the final net asset amount sold to NetStar-1 is less than the estimated asset amount at closing, the deficiency will be paid by CHC to NetStar-1, together with interest thereon at the prime rate from the closing date to the date of payment.  The company currently estimates that the net asset value adjustment will be favorable to CHC.  In addition, CHC retained all cash and cash equivalents of RGII, in the amount of $6.3 million.

The sale of RGII resulted in a net book loss on disposal of $4.8 million, including approximately $969,000 in transaction costs.  Computer Horizons Corp. sold this operating segment as part of a plan to maximize the value of the company (see note 15).  RGII had net revenues for the three months ended September 29, 2006 of $9.6 million and a $29.6  million for the nine months ended September 29, 2006.

Results of the RGII subsidiary for all periods are presented as results from from discontinued operations.    Assets and liabilities of RGII are shown on the Balance Sheet as assets of discontinued operations and Liabilities of discontinued operations respectively.  To provide a comparable presentation period over period, the prior period financial statements contained herein have also been restated to reflect RGII as assets held for disposal.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,		September 30,
(dollars in thousands)	2006	2005	2006		2005
Revenue	9,630	10,862	29,582		33,805
Income/(Loss) on Discontinued Operations Before Income Tax	680	652	(13,023	)*	2,590

* primarily relating to a charge of $15 million for goodwill impairment taken second quarter of 2006.

15.  Pending Sale of Chimes

On October 18, 2006, Computer Horizons signed a definitive asset purchase agreement to sell its Chimes business unit to AXIUM International, Inc. The sale price is $80 million in cash for substantially all of the assets of Chimes, excluding operating cash and marketable securities. The transaction is expected to be completed in the first quarter of 2007 and is subject to customary closing conditions, including approval of the Company’s shareholders and regulatory clearances.  Computer Horizons Corp. currently expects to record a gain estimated (using data as of the end of the third quarter of 2006) at $75 million as a result of the sale of Chimes.

The sale of Chimes is a disposal of a major line of business where shareholder approval is required.  Until all conditions of the sale have been met, including the shareholder vote, Chimes continues to be shown in the results from operations of the Company, and not as assets held for disposal.

The sale of the Company’s and its affiliate’s assets pursuant to the Chimes Asset Purchase Agreement will be a taxable transaction with respect to the Company to the extent that any gain or loss is realized.  The Company will realize gain or loss measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets.  For purposes of calculating gain or loss, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets.  It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain expected to be realized from the Chimes Transaction for regular Federal income tax purposes and otherwise incur approximately $1.3 million in alternative minimum taxes.

The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant.  Based Upon current projections, such state taxes are estimated to be approximately $1 million after taking into account the availability of state losses to offset the gain.

16. Pending Sale of Commercial

On November 8, 2006, Computer Horizons Corp. announced it signed a definitive agreement to sell its Commercial Services business to TEKsystems, Inc., a wholly-owned subsidiary of Allegis Group, Inc., a privately-held staffing and services firm. The transaction is valued at $57 million for substantially all of the assets of the Commercial business, excluding cash and cash equivalents and approximately $7.7 million related to a tax asset due to CHC by the Quebec government (See note 20 for a discussion of the Montreal refundable tax credit). The transaction is expected to be completed in the first quarter of 2007 and is subject to customary closing conditions, including approval of CHC’s shareholders and regulatory clearances. The sale of Commercial is a disposal of a major line of business, and until all conditions of the sale have been met, including the shareholder vote, Commercial continues to be shown in the results from operations of the Company, and not as assets held for disposal.

17.  Change of Control and other Special Charges

The financial statements in this report contain the following special charges:

On September 30, 2006, Computer Horizons Corp. sold a condominium in Sunny Isles Beach Florida for $450,000.  Cash of $407,879 was received on October 5, 2006. Closing cost was $42,121. Fixed Assets net of depreciation were $13,453. A gain on sale of $394,426 was recorded by the Company in the third quarter of 2006.

In the third quarter of 2006, the Company recorded special charges of approximately $86,000 relating to expenses in connection with the review of strategic alternatives.

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

For fiscal year 2005, the Company recorded special charges (credits) of $5.7 million primarily pertaining to expenses associated with two proxy contests (including approximately $0.5 million paid to reimburse participants in the proxy contest for costs incurred therein) and merger-related charges pertaining to the proposed merger with Analysts International Corp., which was not approved by the Company’s shareholders at the September 2, 2005 special meeting.

Vesting of Stock Options

Under the Company’s various equity incentive plans, as a result of the October 2005 change of control as defined in each plan, approximately 704,000 of outstanding unvested stock options vested and became immediately exercisable.

18.  Restructuring Charges

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

	Remaining at		Remaining at
(dollars in thousands)	December 31, 2005	Paid	September 30, 2006

Severance:
Canada	$401	$(401)	$—
United States	9	(9)	—
Total Severance	$410	$(410)	$—
Lease Obligations :
United States	$530	$(518)	$12
Total	$940	$(928)	$12

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

	Remaining at		Remaining at
(dollars in thousands)	December 31, 2005	Paid	September 30, 2006

Severance :
Canada	$383	$(383)	$—
United States	107	(80)	27
Total Severance	$490	$(463)	$27

Lease Obligations :
United States	$12	$(12)	$—
United Kingdom	85	(18)	67
Canada	141	(101)	40
Total Lease Obligations	$238	$(131)	$107

Total	$728	$(594)	$134

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

19. Goodwill

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

Following the sale of RGII, Inc. to NetStar-1, Inc, the Company no longer carries any goodwill or intangibles on its Balance Sheet.  Changes in the carrying amount of goodwill for the periods ended September 30, 2006 and December 31, 2005, were as follows (in thousands):

Reporting Units	September 30, 2006	December 31, 2005
Balance at the beginning of year	$27,625	$27,625
Reduction of Goodwill June 2006 *	(2,591)	—
Goodwill impairment loss June 2006 **	(15,000)	—
Sale of RGII September 2006	(10,034)
Balance as of end of period	$—	$27,625

*Pursuant to the terms of the Company’s acquisition of RGII, the seller of RGII was entitled to contingent payments based on RGII’s performance against profitability objectives over three years.  The contingent payments were evidenced by a contingent note with a face value of $10 million that was payable over three years, only if certain financial performance objectives were met.  In February 2004, a payment was made for the first nine-month installment of approximately $631,000, pertaining to this contingent note.  In February 2005, a payment of approximately $1.8 million was made representing the next installment of the contingent note.  Since the targeted EBITs were not achieved, the seller of RGII was required to repay amounts previously paid, plus interest.  This amount of $2.6 million was repaid on July 31, 2006.  At June 30, 2006, a receivable in this amount was established along with a corresponding reduction in Goodwill.

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

Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.  An asset approach was not used because the asset approach is most relevant for liquidation approaches, investment company valuations and asset rich company valuations (i.e. real estate entities) and was not deemed relevant for manufacturing and service company going-concern valuations.  As of December 31, 2005, the indicated fair value of the Federal Government reporting unit exceeded the carrying value, and the Company concluded that the goodwill of approximately $27.6 million was not impaired.  As of September 30, 2006, because of changed conditions, the Company had a reevaluation performed by the same independent appraisal firm.  Because of significant changes in projected revenues and market conditions, the Company determined that the goodwill of $25.1 million was impaired by $15.0 million and a non-cash charge was taken for this amount.

20.  Refundable Tax Credit

The Quebec Government (“Revenu Quebec”) through Invest Quebec has granted Computer Horizon Corp.’s Montreal Outsourcing Centre (“MOC”) a refundable tax credit (“The Program”) on certain qualifying job positions in Information Technology.  This Program has been available to the MOC since 2002.  The outstanding receivable as of September 30, 2006 and December 31, 2005 includes credits relating to 2005 and 2006, and 2004 and 2005, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods Ended September 30, 2006 and September 30, 2005

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

The Company had revenues for the quarter ended September 30, 2006 of $53 million from continuing operations, a 7 percent decrease from the comparable period in 2005.  For the nine months ended September 30, 2006, revenues totaled $159.5 million, compared to $169 million in the comparable period of 2005.  Net income before taxes for the third quarter of 2006 totaled $1.0 million compared with a net loss of $7.8 million in the comparable period of 2005.  The loss on sale of RGII of $4.8 million, and the income from discontinued operations of $540,000.  For the nine months ending September 30, 2006, net income before taxes was $1.5 million versus a loss of $9.2 million in the comparable period of 2005.  The loss year to date in 2006 was primarily comprised of the impairment charge for RGII goodwill of $15 million, and the loss on sale of RGII of $4.8 million.

Management continues to focus on maintaining a strong balance sheet, with approximately $48.2 million in cash and cash equivalents (including $12.0 million of Chimes vendor cash) at September 30, 2006, along with $68 million in working capital and no debt outstanding at the end of the quarter.

Recent Developments

Discontinued Operations

On September 29, 2006, Computer Horizons Corp. sold its Federal Government subsidiary, RGII Technologies, Inc., to Netstar-1, Inc. for $15.3 million in cash, less an estimated net asset adjustment of $1.2 million, subject to a post-closing net asset value adjustment, to be completed no later than 90 days after the closing date.  To the extent that the final net asset amount sold to NetStar-1 is greater than the estimated asset amount at closing, the excess will be paid to CHC together with interest thereon at the prime rate from the closing date to the date of payment.  If the final net asset amount sold to NetStar-1 is less than the estimated asset amount at closing, the deficiency will be paid by CHC to NetStar-1, together with interest thereon at the prime rate from the closing date to the date of payment.  The company currently estimates that the net asset value adjustment will be favorable to CHC.  In addition, CHC retained all cash and cash equivalents of RGII, in the amount of $6.3 million.

The sale of RGII resulted in a net book loss on disposal of $4.8 million, including approximately $969,000 in transaction costs.  Computer Horizons Corp. sold this operating segment as part of a plan to maximize value of the company (see note 15).  RGII had net revenues for the three months ended September 29, 2006 of $9.6 million and net revenues of $29.6 million for the nine months ended September 29, 2006.  RGII incurred a net loss of $13.2 million for the nine months ended September 29, 2006, primarily related to a charge of $15M for Goodwill impairment taken in the second quarter of 2006.   Net income for the three months ended September 29, 2006 was $540,000.  Results of the RGII subsidiary for all periods are presented as results from discontinued operations.

Assets and liabilities of RGII are shown on the Balance Sheet as assets of discontinued operations and Liabilities of discontinued operations respectively.  To provide a comparable presentation period over period, the prior period financial statements contained herein have also been restated to reflect RGII as assets held for disposal.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
(dollars in thousands)
Revenue	9,630	10,862	29,582	33,805
Income/(Loss) on Discontinued Operations Before Income Tax	680	652	(13,023)	2,590

*Primarily relating to a charge of $15 million for Goodwill impariment taken second quarter of 2006.

Pending Sale of Chimes

On October 18, 2006, Computer Horizons signed a definitive asset purchase agreement to sell its Chimes business unit to AXIUM International, Inc. The sale price is $80 million in cash for substantially all of the assets of Chimes, excluding operating cash and marketable securities. The transaction is expected to be completed in the first quarter of 2007 and is subject to customary closing conditions, including approval of the Company’s shareholders and regulatory clearances.  Computer Horizons Corp. currently expects to record a gain estimated (using account data as of the end of the third quarter of 2006) at $75 million as a result of the sale of Chimes.

The sale of Chimes is a disposal of a major line of business where shareholder approval is required. Until all conditions of the sale have been met, including the shareholder vote, Chimes continues to be shown in the results from operations of the Company, and not as assets held for disposal.

The sale of the Company’s and its affiliate’s assets pursuant to the Chimes Asset Purchase Agreement will be a taxable transaction with respect to the Company to the extent that any gain or loss is realized.  The Company will realize gain or loss measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets.  For purposes of calculating gain or loss, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets.  It is anticipated that the Company will have sufficient current losses to offset most of the gain expected to be realized from the Chimes Transaction for regular Federal income tax purposes and otherwise incur approximately $1.3 million in alternative minimum taxes.

The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant.  Based upon current projections, such state taxes are estimated to be approximately $1 million after taking into account the availability of state losses to offset the gain.

Pending Sale of Commercial

On November 8, 2006, Computer Horizons Corp. announced it signed a definitive agreement to sell its Commercial Services business to TEKsystems, Inc., a wholly-owned subsidiary of Allegis Group, Inc., a privately-held staffing and services firm. The transaction is valued at $57 million for substantially for all of the assets of the Commercial business, excluding cash and cash equivalents and approximately $7.7 million related to a tax asset due to CHC by the Quebec government (See note 20 for a discussion of the refundable tax credit). The transaction is expected to be completed in the first quarter of 2007 and is subject to customary closing conditions, including approval of CHC’s shareholders and regulatory clearances. The sale of Commercial is a disposal of a major line of business, until all conditions of the sale have been met, including the shareholder vote, commercial continues to be shown in the results from operations of the company, and not as assets held for disposal.

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

Change of Control and other Special Charges

The financial statements in this report contain the following gains and special charges:

On September 30, 2006, Computer Horizons Corp. sold a condominium in Sunny Isles Beach Florida for $450,000.  Cash of $407,879 was received on October 5, 2006. Closing cost was $42,121. Fixed Assets net of depreciation were $13,453. A gain on sale of $394,426 was recorded by the Company in the third quarter of 2006.  As the company has net operating losses offset with full valuation allowance, there is no tax impact for this transaction.

In the third quarter of 2006, the Company recorded special charges of approximately $86,000 relating to expenses in connection with the review of strategic alternatives.

In the 4th quarter of 2005, the Company recorded a charge of approximately $13.2millions related to the change of control resulting from the removal of the Company’s then existing Board of Directors. The $13.2 million charge is comprised of the following:

•         $9.7 million charge for change of control payments resulting from provisions defined in the Company’s supplemental executive retirement plan (SERP);

•         $3.5 million charge pertaining to employment agreements which contain change of control provisions requiring payments of specified amounts;

For fiscal year 2005, the Company recorded special charges/(credits) of $5.7 million primarily pertaining to expenses associated with two proxy contests (including approximately $.5 million paid to reimburse participants in the proxy contest for costs incurred therein) and merger-related charges pertaining to the proposed merger with Analysts International Corp., which was not approved by the Company’s shareholders at the September 2, 2005 special meeting.

Vesting of Stock Options

Under the Company’s various equity incentive plans, as a result of the October 2005 change of control as defined in each plan, approximately 704,000 of outstanding unvested stock options vested and became immediately exercisable.

Reserves for issuance of authorized but unissued shares

As Treasury Shares have been depleted through issuance upon stock option exercises and to the Employee Stock Purchase Plan (the “ESPP”), on October 2, 2006, Computer Horizons created reserves for issuance of authorized but unissued shares.  The reserve for stock option exercise is 3,000,000 and the reserve for the ESPP is 250,000 shares.

Revenue Generating Activities

Results from continuing operations

The majority of the Company’s revenues are derived from professional services rendered in the information technology sector. Effective January 1, 2005, the Company realigned its business operations into three segments: Commercial, Federal Government and Vendor Management Services (Chimes).

The Commercial business consists of providing technology consultants to large organizations on a temporary hire basis and is classified in two general categories, staff augmentation and solutions work.  For the quarter ended September 30, 2006, this segment represented approximately 85% of total revenues from continuing operations, including $30 million of staff augmentation revenue and $15 million of commercial solutions revenue. For nine months ended September 30, 2006, this segment represented approximately 85% of total revenues, including $93 million of staff augmentation revenue and $43 million of commercial solutions revenue.

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

Chimes, Inc. is a human capital management solution that, through the use of proprietary software and processes, manages the temporary workforce of large organizations. For the quarter and nine months ended September 30, 2006, Chimes accounted for approximately 15% of total revenues.

On September 29, 2006, Computer Horizons Corp. sold its Federal Government subsidiary, RGII Technologies, Inc., to Netstar-1, Inc..  This represented the entirety of the Federal Government business segment.  Results from discontinued operations are discussed below.

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

The Company’s Chimes subsidiary recognizes revenue on a transaction fee basis.  The Chimes service offering aggregates the suppliers of temporary workers to the customer and renders one invoice to the customer.  Upon payment from the customer, Chimes deducts a transaction fee and remits the balance of the client payment to the applicable vendors.  Chimes recognizes only the fee for the service as revenue, not the aggregate billing to the customer.  The gross amount of the customer invoicing is not considered a revenue or a receivable to Chimes because there is no earnings process for the gross amount and by contract terms, Chimes is not obligated to pay the vendor until paid by the customer.

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

Following the sale of RGII, Inc. to etStar-1, Inc, the Company no longer carries any goodwill or intangibles on its Balance Sheet.  Changes in the carrying amount of goodwill for the periods ended September 30, 2006 and December 31, 2005, were as follows (in thousands):

Reporting Units	September 30, 2006	December 31, 2005
Balance at the beginning of year	$27,625	$27,625
Reduction of Goodwill June 2006 *	(2,591)	—
Goodwill impairment loss June 2006 **	(15,000)	—
Sale of RGII September 2006	(10,034)	—
Balance as of end of period	$—	$27,625

*                                         Pursuant to the terms of the Company’s acquisition of RGII, the seller of RGII was entitled to contingent payments based on RGII’s performance against profitability objectives over three years.  The contingent payments were evidenced by a contingent note with a face value of $10 million that was payable over three years, only if certain financial performance objectives were met.  In February 2004, a payment was made for the first nine-month installment of approximately $631,000, pertaining to this contingent note.  In February 2005, a payment of approximately $1.8 million was made representing the next installment of the contingent note.  Since the targeted EBITs were not achieved, the seller of RGII was required to repay amounts previously paid, plus interest.  This amount of $2.6 million was repaid on July 31, 2006.  At June 30, 2006, a receivable in this amount was established along with a corresponding reduction in Goodwill.

**                                  For the year ended December 31, 2005, using an evaluation prepared by an independent appraisal firm, the Company completed an assessment of the fair value and carrying value of its Federal Government segment.  The fair value was calculated using the following approaches (i) market approach and (ii) income approach.  Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices. Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity. Under the income approach, value was determined using the present value of the projected future cash flows to be generated by the reporting unit.  An asset approach was not used because the asset approach is most relevant for liquidation approaches, investment company valuations and asset rich company valuations (i.e. real estate entities) and was not deemed relevant for manufacturing and service company going-concern valuations.  As of December 31, 2005, the indicated fair value of the Federal Government reporting unit exceeded the carrying value, and the Company concluded that the goodwill of approximately $27.6 million was not impaired.  As of September 30, 2006, because of changed conditions, the Company had a reevaluation performed by the same independent appraisal firm.  Because of significant changes in projected revenues and market conditions, the Company determined that the goodwill of $25.1 million was impaired by $15.0 million and a non-cash charge was taken for this amount.

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

The Company has significant deferred tax assets resulting from net operating loss carryforwards, capital loss carryforwards, and deductible temporary differences that may reduce taxable income in future periods.  The Company has provided full valuation allowances on the future tax benefits related to capital losses, foreign net operating losses, and all state net operating losses.  The Company believes that the valuation allowance is appropriate because these deferred tax assets have relatively short carryforward periods or relate to taxing jurisdictions which do not allow the filing of consolidated tax returns.  The Company expects to continue to maintain a valuation allowance on these deferred tax assets until an appropriate level of profitability has been achieved in the applicable taxing jurisdictions, or strategies developed that would enable the Company to conclude that it is more likely than not that a portion of these deferred tax assets will be realized.

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

Results of Continuing Operations

Revenues.  Consolidated revenues from continuing operations were $53 million in the third quarter of 2006, a decrease of $4 million or 7% from $57 million reported in the third quarter of 2005.  The decrease came as the Company deemphasized certain underperforming parts of the Commercial Group business, and heightened its focus on more profitable services, geographies and relationships.  Similarly, for the first nine months of 2006, revenues decreased to $160 million, compared to $169 million in the first nine months of 2005, a decrease of $9 million or 5%.

Commercial Group revenues in the third quarter of 2006 were $45 million, a decrease of $4 million or 8 % from $49 million in the third quarter of 2005.  For the first nine months of 2006, Commercial Group revenues were $136 million, compared to $149 million for the first nine months of 2005, a decrease of $13 million or 9%.  The year-over-year decrease in the Commercial Group revenues for first nine months of 2006 related to the reemphasis on profitability of the business and reflected a decrease in average consultant headcount of approximately 14%, along with an increase in average bill rates in comparison to the comparable periods of 2005.

Chimes revenues increased to $8.0 million in the third quarter of 2006 from $7.4 million in the third quarter of 2005, an increase of  $.6 million, or 8%. Chimes revenues for the first nine months of 2006 increased to $23.5 million from $20.7 million in the first nine months of 2005, an increase of $2.8 million or 14%.  The additional revenue was generated as a result of the addition of new customers and increase in sales to existing customers.

Direct Costs and Gross Margins.  Direct costs were $35.1 million and $39.8 million in the third quarter of 2006 and 2005, respectively.  Gross margin, or revenues less direct costs, increased to $17.6 million, or 33.4 % in the third quarter of 2006 from $16.7 million or 29.6 % in the same period of 2005.  For the nine months ended September 30, 2006, gross margin increased to

$51.9 million or 32.5%, compared to $48.3 million or 28.6 % in the same period of 2005.  In the Company’s Commercial Group, gross profit totaled $29 million, or 21.3 % for the first nine months of 2006, compared to $28.3 million, or 19.1 % in the comparable prior year period. This increase in profitability is primarily attributable to an emphasis on improved gross profit margins including the shifting of work to the Montreal Operations Center (See Note 20). For the three months ended September 30, 2006 and September 30, 2005, gross profit was $9.7 million or 21.8% and $9.6 million or 19.5%.  Chimes gross margins totaled $22.9 million, or 97.6 % for the nine months ended September 30, 2006, compared to $20 million, or 96.5 % in the same period of 2005, and $7.8 million or 97.9% for the third quarter 2006 versus $7.2 million or 97.1% in the same time period of 2005.

Costs and Expenses.  Selling, general and administrative expenses were $17.5 million in the third quarter of 2006, compared to $18.9 million in the comparable period of 2005.  Selling, general and administrative were $51.8 million in the first nine months of 2006, compared to $52.8 in the comparable period of 2005.   The third quarter and year to date 2006 decrease in selling, general and administrative expense is primarily attributable to closer attention to spending, renegotiation of certain contractual arrangements and process re-engineering, partially offset by the adoption of FAS 123R, combined with a decrease in revenue in 2006.

Income / (Loss) from Continuing Operations.  The Company’s income from operations totaled $443,000 in the third quarter of 2006. This compares to a loss from operations of $8 million in the third quarter of 2005 which included special charges of $5.4 million related to the proposed merger and proxy contest, and a restructuring charge of $574,000.   The composition of the operating income for the quarter ended September 30, 2006, excluding special charges, restructuring charges and amortization expense included loss of $138,000 in the Commercial Group and income of $648,000 in Chimes.  For the comparable quarter of 2005, the Commercial Group had a loss of $2.3 million and Chimes had income of $638,000.

Other Income /(Expense).  Other income (primarily net interest income) totaled $527,000 in the third quarter of 2006, compared to $259,000 in the third quarter of 2005. Other income for the first nine months of 2006 approximated $1.3 million compared to $536,000 for the first nine months of 2005.

Provision for Income Taxes.   In accordance with Accounting for Income Taxes-an interpretation of FASB Statement No. 109 (FIN 18), the Company has recorded its first and second quarter tax provision using the actual effective tax rate. The Company has determined that this method will yield a more reliable tax provision calculation due to the inclusion of the valuation allowance created during the prior year. This is a change from the prior year methodology as the Company was able to determine an annual effective tax rate during the year ended December 31, 2005.  Accordingly, the Company is not in a position to disclose its projected December 31, 2006 annual effective tax rate but will update the actual 2006 quarterly effective tax rate in the subsequent reporting periods.  If the Company utilizes its existing net operating losses, in a jurisdiction by jurisdiction basis, additional tax provision could be recorded in the remaining two quarters of the year.

For the third quarter ended September 30, 2006, the Company calculated its actual effective tax rate for continuing operations to be approximately 9.9% and its discontinued operations to be -.5%.  For the third quarter ended 2005, the company calculated its annual effective tax for continuing operations to be approximately -1.7% and its discontinued operations to be -20%.

Results from discontinued operations:

The Federal Government segment consists primarily of solutions type assignments, whereby the Company is responsible for project deliverables and other conditions contained in SOWs and/or contracts with the Federal Government.  Federal Government engagements generally have a duration of several years, contingent upon the Federal Government exercising annual options to continue work.  On September 29, 2006, Computer Horizons Corp. sold its Federal Government subsidiary, RGII Technologies, Inc., to Netstar-1, Inc.  This represented the entirety of the Federal Government business segment.  Income before taxes from discontinued operations was $540,000 for the three months ended September 30, 2006 versus $617,000 in the third quarter 2005, and loss for the nine months ended September 30, 2006 was $13 million versus income of $2 million in the first nine months of 2005.  The 2006 year to date loss from discontinued operations was primarily attributable to a charge for goodwill impairment of $15 million taken in the second quarter.  The net loss from discontinued operations was $4.2 million and $18 million for the third quarter and nine months ended September 30, 2006, and additionally included the loss on sale of RGII of $4.8 million.

Net Income:

Net Income /(Loss).  The net loss for the third quarter of 2006 was $3.3 million, or $(0.10) per basic and diluted share, compared to a net loss of $7.3 million or $(0.23) per basic and diluted share for the third quarter of 2005. For the first nine months of 2006, net loss was $16.6 million or $(0.51) per basic and diluted share, compared to a net loss of 7.0 or $(0.22) per share for the first nine months of 2005.  The net loss for the third quarter 2006 was primarily the result of the loss on sale of RGII of $4.8 million, partially offset by income from both continuing and discontinued operations.  The net loss for the nine months ended September 30, 2006 consisted of the $15 million charge for goodwill impairment coupled with the loss on the sale of RGII, partially offset by income of $1.4 million from continuing operations and $1.7 million from discontinued operations.

Liquidity and Capital Resources

Computer Horizons has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At September 30, 2006, the Company had approximately $68.2 million in working capital, of which $48.2 million was cash and cash equivalents, and an additional $1 million of cash held in escrow from the sale of RGII. Cash and cash equivalents at September 30, 2006 and December 31, 2005 includes approximately $12.0 million and $29.4 million of cash, respectively, to be disbursed to Chimes vendors in accordance with the client payment terms. At September 30, 2006, the Company had a current ratio position of 3.0 to 1.

Net cash used in operating activities in the first nine months of 2006 was $17.8 million consisting primarily of a decrease in Accounts Payable of $17.6 million.  This reduction in payables was attributable to the decrease in Chimes vendor payables and is directly reflected in the corresponding decrease in on-hand vendor cash.  Vendor cash varies quarter to quarter based on the relationship of the final billing cycle to the end of the quarter, and does not represent a change in the level of operations.

Net accounts receivable increased $2.9 million to $42.6 million at September 30, 2006, from $39.7 million at December 31, 2005.  Accounts receivable days sales outstanding (“DSO”) at September 30, 2006 for total CHC were 70.5 days, down from 72.2 days at June 30, 2006, and up from 65.8 days at December 31, 2005.  Commercial DSO was 73.8, down from 76.6 days at June 30, 2006, due to an emphasis on collection efforts relating to older receivables.  Commercial DSO at December 31, 2005 was 69.6 days, reflecting the drop in receivables which is customarily seen at year end.  Chimes DSO at September 30, 2006, was 51.9 days, up from 41.7 days at June 30, 2006. The increase in Chimes DSO was primarily timing-related, as payments were received the first business day after the end of the accounting period. All client receivable collectibility and billing issues identified by management have been adequately reserved. For the period ended September 30, 2006, there were no significant changes in credit terms, credit policies or collection efforts.

For September 30, 2006, net cash provided by discontinued operations was $8.9 million, and total cash provided by all operating activities was $8.9 million, versus cash provided by all operating activities of $10.1 million in the comparable period of 2005.

Net cash used in investing activities in the first nine months of 2006 was $0.9 million, consisting primarily of capital expenditures of $868,000.  Additionally, as a result of the sale of the condo in Florida, a receivable was established for $408,000.  Such receivable was satisfied October 5, 2006.  Cash provided by investing activities relating to discontinued operations was $13.3 million, relating to the sale of RGII.

Net cash provided by financing activities in the first nine months of 2006 was $3.3 million, consisting of shares issued pursuant to the employee stock option plan and employee stock purchase plan.

On June 16, 2006 the company amended its line of credit facility.  The line was reduced to $20 million from $40 million, reflecting management’s belief that there was no need for the higher level of funding and to reduce associated costs.  The amendment extended the termination of the Financing Agreement from July 31, 2006 to July 31, 2007.  The Administrative Management Fee, the Early Termination Fee and the Line of Credit Fee have all been eliminated.  Since November 2, 2005, the interest rate has been calculated using the lesser of: Prime +05% or LIBOR plus 2.75% based on unpaid principal.  The minimum borrowing base threshold has been eliminated as of November 4, 2005.  As of June 30, 2006, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $6.9 million was available for borrowing as of September 30, 2006.  The unused line fee has been eliminated beginning  June 1, 2006, however, the unused line fee and other associated fees, including the float and wire fees, were approximately $64,000 and $83,000 for the nine months ended June 30, 2006 and 2005, respectively.  This line of credit involves covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations of operating leases exceeding $9 million annually and spending limits on capital expenditures exceeding $8 million annually.  As of September 30, 2006, the Company was in compliance with the covenants.  This credit facility will remain in effect until July 31, 2007.

Pursuant to the terms of the Company’s acquisition of RGII, the seller of RGII was entitled to contingent payments based on RGII’s performance against profitability objectives over three years.  The contingent payments were evidenced by a contingent note with a face value of $10 million that was payable over three years, only if certain financial performance objectives were met.  In February 2004, a payment was made for the first nine-month installment of approximately $631,000, pertaining to this contingent note.  In February 2005, a payment of approximately $1.8 million was made representing the next installment of the contingent note.  Since the targeted EBITs were not achieved, the seller of RGII was required to repay amounts previously paid, plus interest.  This amount of $2.6 million was repaid on July 31, 2006.

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

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  The following table summarizes all commitments under contractual obligations as of  September 30, 2006:

	Obligation Due
(dollars in thousands)	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
Operating Leases	$4,179	$694	$2,610	$579	$296
Deferred Compensation	1,735	11	22	11	1,691
Retention Bonus	250	250	—	—	—
Change of Control	2,316	0	—	—	2,316
Other	796	796	0	—	—
Total Cash Obligations	$9,276	$1,751	$2,632	$590	$4,303

Recent Accounting Pronouncements

In September, 2006 the FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87,88, 106, and 132®.  Statement 158 requires employers with single-employer defined benefit plans or postretirement plans to recognize the funded status of all such plans in the employer’s statement of financial position, recognize the changes in a plan’s funded status in comprehensive income of a business entity or as changes in unrestricted net assets of a not-for-profit organization in the year of change, and measure a plan’s funded status as of the date of the employer’s fiscal year-end statement of financial condition.  The provisions of Statement 158 are effective for entities with publicly traded equity securities as of the end of fiscal years ending after December 15, 2006.  The Company does not expect a material impact from the adoption of Statement 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin “SAB” 108 regarding the process of quantifying financial statement misstatements.  The provisions of this statement will be effective for the year end.  The company does not expect a material impact from adoption of SAB 108.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that compensation cost be recognized for all new awards and awards that are modified, repurchased or cancelled after the adoption date. The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in

April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R. SAB 107 assists issuers in their initial implementation of FAS 123R. The provisions of this statement are effective for the Company’s third quarter ending September 30, 2006.

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

On November 2005, the FASB issued FASB Staff Position No. FAS 123R-3—“Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. However, the Company does recognize market risk from interest rate and foreign currency exchange exposure. The Company has financial instruments that are subject to interest rate risk. As of September 30, 2006, the Company was debt-free. Historically, the Company has not experienced material gains or losses due to interest rate changes. However, a reduction in interest rates would reduce the interest income received by the Company on the cash it holds for payment to Chimes vendors. The Company’s international operations expose it to translation risk when the local currency financial statements are translated to US dollars. As currency exchange rates fluctuate, translation of the financial statements of international businesses into US dollars will affect the comparability of revenues and expenses between years. In addition, the Company bills customers with respect to certain Canadian operations in US dollars but pays Canadian workers in Canadian dollars.

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

PART II - Other Information

Item 6.    Exhibits

Exhibits

31.1—	CEO Certification required by Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934.

31.2—	CFO Certification required by Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934.

32.1—	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2—	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE: November 6, 2006	/s/ Dennis Conroy
Dennis Conroy, President and CEO
(Principal Executive Officer)

DATE: November 6, 2006	/s/ Barbara Moss
Barbara Moss,
Chief Financial Officer
(Principal Financial Officer)

DATE: November 6, 2006	/s/ Marci Braunstein
Marci Braunstein,
Corporate Controller
(Principal Accounting Officer)