Form 10-K
period 2006-12-31
COMPUTER HORIZONS CORP
filed 2007-03-16
CIK 23019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-7282

COMPUTER HORIZONS CORP.

(Exact name of registrant as specified in its charter)

New York	13-2638902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

49 Old Bloomfield Avenue	07046-1495
Mountain Lakes, New Jersey	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (973) 299-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
None	on which registered
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2007 was approximately $158,358,000.  The number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2007 were 33,837,284 shares.

COMPUTER HORIZONS CORP.
December 31, 2006
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

PART I

Item 1.                    Business

General

At a Special Meeting held on February 14, 2007, the shareholders of Computer Horizons Corp. (the “Company”) approved the sales of the Company’s Chimes, Inc. subsidiary to an affiliate of Axium International and the Company’s Commercial Division to Allegis Group (the “Asset Sales”).  At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company.  The Company began implementing the complete liquidation and dissolution of the company after both Chimes and Commercial Asset Sales were completed February 16, 2007. On March 5, 2007, the Company announced that its Board of Directors declared an initial liquidating distribution of $4.00 per share to its common stockholders.  This distribution will be payable March 27, 2007 to shareholders of record as of the close of business on March 16, 2007.  This initial liquidating distribution is the first in what is expected to be a series of liquidating distributions pursuant to the plan of liquidation and dissolution approved by the Company’s shareholders on February 14, 2007.  The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.81 per share of Common Stock.

Founded in 1969, the Company provided professional information technology (IT) services to multi-national companies throughout North America, and to the United States government. The Company incorporated in 1972 under the laws of the State of New York. The Company provided a broad range of IT staffing and project-based solution services using a global delivery model that allows the Company to perform work at client sites or at Company development centers in the U.S., Montreal, Canada, and Chennai, India. The Company has long-standing relationships, some dating back almost 30 years, with many blue-chip customers in a range of vertical industries, with particular strengths in the insurance, financial services, healthcare, pharmaceutical, telecom and consumer packaged goods industries. The Company’s market-leading Chimes, Inc. (“Chimes”) subsidiary offered a comprehensive business process outsourcing (BPO) solution for vendor management services (VMS), enabled by its proprietary technology, Chimes™. Chimes managed more than $1.6 billion in contingent labor spent for its global client base.

The Company’s clients are generally very large, Global 2000 companies in many industries and with wide geographic dispersion. For the years ended December 31, 2006, 2005 and 2004, the Company’s ten largest clients accounted for approximately 35%, 35% and 40% of its revenues, respectively. In 2006, the Company provided information technology services to 323 clients.   During 2006, the Company’s largest client accounted for approximately 7% of the Company’s consolidated revenues.

During 2006, the Company was restructured to address lines of accountability, sharpen the focus of service offerings, set performance standards and goals and to eliminate inefficiencies. The Company’s Commercial Services business was decentralized, and the business was split into four consolidated geographic regions for domestic Staffing sales and Solutions, with recruiting and operations for each region being segregated.  Closer collaboration was encouraged between sales and delivery at the customer level, which had a direct impact on the financial results of the division by facilitating the development of a more accurate and efficient delivery process.  In Solutions delivery, the Company concentrated its focus on the Outsourcing business model, and promoted growth in CHC-controlled development sites. The Company was effective in reducing corporate overhead by $2.1 million during 2006. The Company Commercial Services experienced an improved gross profit margin by 2.2% over 2005. In an effort to maximize shareholder value, the Federal business unit was sold during 2006 for a purchase price of $15.3 million in cash, less an estimated net asset adjustment of approximately $1.2 million, which is subject to further adjustment.  The sale of RGII resulted in a loss of $4.8 million.

Financial Information about Industry Segments

The information required by this item is incorporated herein by reference to Note 10 of the Notes to Consolidated Financial Statements included under Item 8 of this Report.

Employees

As of December 3l, 2006, the Company had a staff of 3,061, including approximately 1,864 IT professionals. None of the Company’s employees are subject to a collective bargaining arrangement. The Company devotes significant resources to recruitment of qualified professionals and provides continuing in-house training and education, and a career path management development program within the Company.

In the past, intellectual property, seasonality and competition affected us and were reported in our public filing.  As of the filing date of this document such items are no longer significant to the company.

Available Information

The Company’s internet website address is www.computerhorizons.com. Each of the company’s subsidiaries maintains its own website. The Chimes, Inc. website address is www.chimesnet.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Item 1A.                 Risk Factors

Our operating results have varied and are subject to continued variability. This may result in volatility in the market price of our common stock.

Our revenues and operating results have varied in the past.  Given the sale of all operating units of the Company, our disclosure of risk factors has changed significantly.  Things that may affect distribution to shareholders include:

•                  net wind down cost, if cost are higher then expected it will have an adverse effect

•                  contingent liabilities from sale for a maximum of $8 million for Chimes and $10 million for Commercial indemnities

Item 2.                    Properties

The Company’s Corporate and Financial Headquarters (the “Headquarters”), as well as its Eastern Regional Office, comprising approximately 31,764 square feet, are located at 49 Old Bloomfield Avenue, Mountain Lakes, New Jersey. The Mountain Lakes lease, which expires June 30, 2007, carries a current monthly rental of approximately $83,000. Upon lease expiration, the Company may extend the current lease.  As of December 3l, 2006, the Company also maintained leased operating facilities, some of which are shared between Commercial and Chimes business segments, in Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Michigan, Minnesota, Missouri, New Jersey, New York, Ohio, and Washington, as well as international operations located in India, Canada, and Europe with an aggregate of approximately 155,400  square feet. Chimes maintains facilities in California, Illinois, Michigan, Minnesota, New York, and New Jersey, and international locations in London and Canada. The leases for all of these facilities are at a current annual aggregate rental of approximately $3.9 million. These leases expire at various times with no lease commitment longer than April 30, 2013. The Company believes that the facilities are adequate for the current level of operations.

Item 3.                    Legal Proceedings

The Company is involved in various routine litigation matters, which arise through the normal course of business. Although the outcome of such matters is unpredictable with assurance, management does not expect that the ultimate outcome of any of these matters, individually or in aggregate, will have a material adverse effect on the Company’s financial position or results of operations. However, depending on the amount and timing of any unfavorable outcome of any such matters, such outcome could possibly materially and adversely affect our future cash flows in any particular period.

Item 4.                    Submission of Matters to a Vote of Security Holders

The annual shareholders meeting took place on December 20, 2006 to re-elect the five director nominees that were selected at the special meeting of shareholders that took place on October 11, 2005, as well as to ratify the appointment of Amper, Politziner & Mattia, P.C. (“APM”) as independent auditors of the Company for the year ending December 31, 2006.  The results of the voting are as follows:

(1)  The following directors were re-elected to serve on the Company’s Board of Directors:

	For	Withhold
Eric Rosenfeld	28,767,509	1,939,594
Karl L. Meyer	29,615,520	1,091,583
Robert F. Walters	29,657,899	1,049,204
Frank J. Tanki	29,656,392	1,050,711
Willem van Rijn	29,659,410	1,047,693

(2) The appointment of Amper, Politziner & Mattia, P.C. (“APM”) as independent auditors of the Company for the year ending December 31, 2006 was ratified at the meeting.

For:	30,532,248
Against:	119,788
Abstain:	54,947

At a Special Meeting held on February 14, 2007, the shareholders of the Company approved the sales of the Company’s Chimes, Inc. subsidiary to an affiliate of Axium International and the Company’s Commercial Division to Allegis Group (the “Asset Sales”).  At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company.  The results of the voting are as follows:

(1)          Proposal No. 1:  A proposal to approve the sale by the Company of substantially all of the assets of its Chimes, Inc. subsidiary to an affiliate of Axium International, Inc. pursuant to the Asset Purchase Agreement dated as of October 18, 2006 by and among Axium International, Inc., Diversity MSP, INC., Chimes, Inc., and the Company.

For	%	Against	%	Abstain	%
24,624,078	73.1	449,580	1.3	42,672	0.1

(2)          Proposal No. 2: A proposal to approve the sale by the Company of substantially all the assets of its Commercial Services business to an affiliate of Allegis Group, Inc. pursuant to an Asset Purchase Agreement dated as of November 7, 2006 by and among TEKsystems, Inc., Allegis Group, Inc., TEKsystems EF&I Solutions, LLC, Allegis Group Canada Corporation, GBS Holdings Private Limited, CHC Healthcare Solutions, LLC and the Company.

For	%	Against	%	Abstain	%
24,634,144	73.1	434,959	1.3	47,227	0.1

(3)          Proposal No. 3: A proposal to approve a proposed plan of complete liquidation and dissolution of the Company and to approve the transactions contemplated thereby pursuant to which the Company. will be dissolved.

For	%	Against	%	Abstain	%
24,612,925	73.0	459,227	1.4	44,178	0.1

(4)          Proposal No. 4: A proposal to approve one or more adjournments of the Special Meeting if deemed necessary to facilitate the approval of any of Proposal Nos. 1, 2, and 3, including to permit the solicitation of additional proxies if there are not sufficient votes at the time of the Special Meeting to establish a quorum or to approve Proposal Nos. 1, 2, and 3.

For	%	Against	%	Abstain	%
23,026,798	68.3	2,017,754	6.0	71,778	0.2

PART II

Item 5.                                                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Nasdaq National Market, under the symbol CHRZ. The range of high and low closing stock prices, as reported by the Nasdaq National Market, for each of the quarters for the years ended December 31, 2006 and 2005 is as follows:

	2006		2005
	High	Low	High	Low
Quarter
First	$5.00	$4.15	$4.40	$3.48
Second	5.50	4.20	3.96	2.62
Third	4.73	3.61	4.48	3.04
Fourth	4.80	3.49	4.56	3.96

During 2006, the Company did not repurchase shares of its common stock. As treasury shares were depleted the company issued 575,547 shares of its common stock.  As of March 1, 2007, there were approximately 757 registered holders of common stock, according to the Company’s transfer agent.

Item 6.       Selected Financial Data

Consolidated Statement of Operations Data:

(in thousands except per share data)

	December 31,
	2006	2005	2004	2003	2002

REVENUES:	$211,990	$223,856	$214,188	$226,990	$297,115
Costs and expenses:
Direct costs	141,191	159,587	154,488	162,880	216,181
Selling, general and administrative	68,295	71,902	69,077	74,434	91,343
Amortization of intangibles	—	79	189	63	—
Restructuring charges	(41)	2,150	2,859	3,278	2,515
SERP/Change of Control	—	13,247	—	—	—
Special charges	367	5,135	(939)	10,113	—
Goodwill impairment	—	—	20,306	—	—
Write off of assets	—	—	910	—	—
Income(loss) from continuing operations	2,178	(28,244)	(32,702)	(23,778)	(12,924)
Other income/(expense):
Gain/(loss) on sale of assets	394	—	—	(424)	5,890
Net (loss)/gain on investments	—	(1,180)	—	(432)	(61)
Interest income	2,213	811	321	517	928
Interest expense	—	(6)	(82)	(40)	(174)

Income/(loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle and minority interest	4,785	(28,619)	(32,463)	(24,157)	(6,341)
Income taxes/(benefit)	201	17,130	(3,478)	(6,702)	1,869
Income /(loss) from continuing operations before cumulative effect of a change in accounting principle and minority interest	4,584	(45,749)	(28,985)	(17,455)	(8,210)
Minority Interest	—	—	(45)	(89)	35
Cumulative effect of change in accounting principle					(29,861)
Net income/(loss) Continuing Operations	$4,584	$(45,749)	$(29,030)	$(17,544)	$(38,036)

Income/ (loss) from discontinued operations	(13,243)	(671)	3,858	389	—
Loss on sale of discontinued operations	(4,779)	—	—	—	—
Income/ (loss) from discontinued operations net of tax*	(18,022)	(671)	3,858	389	—
Net loss	$(13,438)	$(46,420)	$(25,172)	$(17,155)	$(38,036)

Earnings/(loss) per share from continuing operations-basic	$0.14	$(1.46)	$(0.94)	$(0.58)	$(1.22)
Earnings/(loss) per share from discontinued operations-basic	$(0.56)	$(0.02)	$0.12	$0.01	$—
Loss per share-basic	$(0.41)	$(1.48)	$(0.82)	$(0.56)	$(1.22)
Earnings/(loss) per share from continuing operations-diluted	$0.14	$(1.46)	$(0.94)	$(0.58)	$(1.22)
Earnings/(loss) per share from discontinued operations-diluted	$(0.55)	$(0.02)	$0.12	$0.01	$—
Loss per share-diluted	$(0.41)	$(1.48)	$(0.82)	$(0.56)	$(1.22)
Weighted average number of shares of outstanding-basic	32,444,000	31,399,000	30,870,000	30,455,000	31,243,000
Weighted Average number shares outstanding-diluted	32,614,000	31,399,000	30,870,000	30,455,000	31,243,000

* This includes tax (expense)/benefit of $0 in 2006, $(3,038) in 2005, ($788) in 2004 and $293 in 2003 (000’s omitted).

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

 The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Part II has been changed to reflect RGII in discontinued operations.

At a Special Meeting held on February 14, 2007, the shareholders of the Company approved the sales of the Company’s Chimes, Inc. subsidiary to an affiliate of Axium International and the Company’s Commercial Division to Allegis Group (the “Asset Sales”).  At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company.  The Company began implementing the complete liquidation and dissolution of the company after both Chimes and Commercial Asset Sales were completed February 16, 2007.  On March 5, 2007, the Company announced that its Board of Directors declared an initial liquidating distribution of $4.00 per share to its common stockholders.  This distribution will be payable March 27, 2007 to shareholders of record as of the close of business on March 16, 2007.  This initial liquidating distribution is the first in what is expected to be a series of liquidating distributions pursuant to the plan of liquidation and dissolution approved by the Company’s shareholders on February 14, 2007.   The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.81 per share of Common Stock.

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the December 31, 2005 financial statements and related notes included in separate sections of this Form 10-K.

 Overview

The Company, founded in 1969 provided professional information technology (IT) services to multi-national companies throughout North America, and to the United States government. The Company was incorporated in 1972 under the laws of the State of New York. The Company provided a broad range of IT staffing and project-based solution services using a global delivery model that allows the Company to perform work at client sites or at CHC development centers in the U.S., Montreal, Canada, and Chennai, India.

The Company had revenues for the full year ending December 31, 2006 in continuing operations of $212 million, compared to $223.9 million for 2005. The decrease of 5.3% in revenue in 2006 was primarily attributable to the company deemphasizing certain underperforming parts of the Commercial Group business, and heightening its focus on more profitable services, geographies and relationships.

The Company’s net income for the year ended December 31, 2006 from continuing operations totaled $4.6 million, or $0.14 per share, compared with a net loss of $45.7 million or $(1.46) per share in the comparable period 2005.  The loss from discontinued operations in 2006 was $18 million, compared to $.7 million in 2005.  This was primarily comprised of the impairment charge for RGII goodwill of $15 million, and the loss on sale of RGII of $4.8 million.  During 2006, restructuring and other special charges consist primarily of:

•                  $41,000 reduction in restructuring expense based on the settlement of a lawsuit.

•                  The Company recorded special charges totaling $367,000 approximately $87,000 relating to expenses in connection with the review of strategic alternatives and $280,000 of special charges related to tax services.

•                  The Company sold a condominium in Sunny Isles Beach Florida for $450,000.  A gain on sale of $394,000 was recorded.

The Company had approximately $72.8 million in cash and cash equivalents at December 31, 2006 (including $23.3 million of cash to be disbursed to Chimes vendors in accordance with the client payment terms).  Working capital was $72.0 with no debt outstanding.

Recent Developments

Sale of RGII (Discontinued Operations)

The sale of RGII resulted in a net book loss on disposal of $4.8 million, including approximately $969,000 in transaction costs. The Company sold this operating segment as part of a plan to maximize the value of the Company. RGII had net revenues of for $29.6 million for the nine months ended September 29, 2006.

Results of the RGII subsidiary for all periods are presented as results from discontinued operations. Assets and liabilities of RGII are shown on the Balance Sheet as assets of discontinued operations and liabilities of discontinued operations respectively. To provide a comparable presentation period over period, the prior period financial statements contained herein have also been restated to reflect RGII as assets held for disposal.  RGII had net revenues for the years ended December 31, 2006 of $29.6 million, $45.0 million for December 31, 2005 and $48.3 million for December 31, 2004.

	Year ended December 31
(dollars in thousands)	2006		2005	2004
Revenue	29,582		44,980	48,339
Income/(Loss) on Discontinued Operations Before Income Tax	(13,161	)*	2,367	4,646

* primarily relating to a charge of $15 million of goodwill impairment taken second quarter of 2006

The carrying amounts of major classes of related assets and liabilities were as follows:

Assets & Liabilites from Discontinued Operations

	2006	2005
Current Assets
Account Receivable		8,423
Refund Income Tax		136
Other Current		80
Subtotal	—	8,639

Long Term Assets
PP&E-Gross		2,766
Depreciation		(1,539)
PP&E Net	—	1,227
Goodwill		27,624
Intangibles		1,939
Investments		—
Deferred Income Tax		—
Other Assets		947
Subtotal	—	31,737

Current Liabilities
Accrued Payroll		2,434
Accounts Payable		637
Restructure Reserve		12
Other Accrued Expenses		566
Subtotal	—	3,649

Long Term Liabilities
Deferred Comp		880
Other Liabilities		90
Subtotal	—	970

Sale of Chimes

On October 18, 2006, the Company signed a definitive asset purchase agreement by and among Axium International, Inc., a Delaware corporation, Diversity MSP, Inc., a California corporation (“Diversity MSP”), Chimes, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (now known as Chimes, LLC; a Delaware limited liability company).  Pursuant to the Chimes Asset Purchase Agreement, on February 16, 2007, the Company sold to Diversity MSP substantially all of the assets of Chimes, LLC, excluding cash and marketable securities, for a purchase price of $80.0 million in cash (the “Chimes Asset Sale”), with an estimated gain of $75 million. The maximum liability to the Company is $8 million and is contingent upon assertion of a claim for the indemnity within 6 months after the closing date.

The sale of Chimes was a disposal of a major line of business for which shareholder approval was required. As of December 31, 2006, all conditions of the sale, including the shareholder vote, had not been met, and therefore Chimes did not meet the criteria of an asset group to be sold at that time.  Assets that meet these criteria are met after the balance sheet date but before the issuance of financial statements, must continue to be classified as held and used in those financial statements when issued.  For this reason, as of December 31, 2006, Chimes continues to be shown in the results from operations of the Company, and not as assets held for disposal.

The sale of the Company’s and its affiliate’s assets pursuant to the Chimes Asset Purchase Agreement will be a taxable transaction with respect to the Company to the extent that any gain or loss is realized. The Company will realize gain measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets. For purposes of calculating the gain, the proceeds received by the Company and its affiliates will include the cash  received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets. It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain expected to be realized from the Chimes Transaction for regular Federal income tax purposes and otherwise incur approximately $1.3 million in alternative minimum taxes.

The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant. Based upon current projections, such state taxes are estimated to be approximately $1 million after taking into account the availability of state losses to offset the gain.

Sale of Commercial

On November 7, 2006, the Company entered into an asset purchase agreement (the “Commercial Services Asset Purchase Agreement”) by and among TEKsystems, Inc., a Maryland corporation (“TEKsystems”), TEKsystems EF&I Solutions, LLC, a Maryland limited liability company, Allegis Group Canada Corporation, a Nova Scotia unlimited liability corporation, the Company, GBS Holdings Private Limited, a corporation organized under the laws of Mauritius, CHC Healthcare Solutions, LLC, a Delaware limited liability company, and Allegis Group, Inc., a Maryland corporation.  Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(601,000) using data as of the end of the third quarter of 2006 (the “Commercial Services Asset Sale”).  Assets not included in the sale of the Commercial Services Business include a refundable tax credit of $8.5 million, and the unit’s operating cash as of the date of the sale.  The Company currently expects to record an estimated gain of $29 million as a result of the sale of the Commercial Services Business. The maximum liability of the Company is $10 million and is contingent upon assertion of a claim for indemnity within nine months after the closing date.

The sale of the Commercial Services Business was a disposal of a major line of business for which shareholder approval was required. As of December 31, 2006, all conditions of the sale, including the shareholder vote, had not been met, and therefore the Commercial Services Business did not meet the criteria of an asset group to be sold at that time.  Assets that meet these criteria after the balance sheet date but before the issuance of financial statements, must continue to be classified as held and used in those financial statements when issued.  For this reason, as of December 31, 2006, the Commercial Services Business continues to be shown in the results from operations of the Company, and not as assets held for disposal.

The sale of the Commercial Services Business Unit, pursuant to the Commercial Services Asset Purchase Agreement, will be a taxable transaction with respect to the Company to the extent that any gain is realized. The Company will realize gain or loss measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets. For purposes of calculating gain or loss, the proceeds received by the Company and its affiliates will include the cash  received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets. It is anticipated that the Company will have sufficient current losses to offset most of the gain expected to be realized from the Commercial Services Business asset sale for regular Federal income tax purposes and otherwise incur approximately $134,000 in alternative minimum taxes.  The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant.

Annual Shareholders Meeting

At a Special Meeting held on February 14, 2007, the shareholders of the Company approved the sales of the Company’s Chimes, Inc. subsidiary to an affiliate of Axium International and the Company’s Commercial Division to Allegis Group (the “Asset Sales”).  At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company.

The annual shareholders meeting took place on December 20, 2006. Shareholders re-elected the five director nominees.  In addition shareholders ratified the appointment of Amper, Politziner & Mattia, P.C. (“APM”) as independent auditors of the Company for the year ending December 31, 2006.

Change of Control Charges and Special Charges

The balance of the $2.3 million in change of control has been re-classed to the short-term liability section of the 2006 balance sheet due to the future liquidation of the Company.

For the fiscal year 2006, a gain on the sale of the Company owned condominium of $394,000 was recorded in the third quarter.

The Company recorded $367,000 of special charges of which approximately $87,000 related to expenses in connection with the review of strategic alternatives and $280,000 in connection with the sale of Chimes.

The Company had a reduction in restructuring expense of $41,000 associated with a law suit settled for less than the amount expected at the time when the restructuring reserve was recorded.

Reserves for issuance of authorized but unissued shares

As Treasury Shares have been depleted through issuance upon stock option exercises and to the Employee Stock Purchase Plan (the “ESPP”), on October 2, 2006, The Company created common stock reserves for issuance of authorized but unissued shares.  The initial reserve for stock option exercise was 3,500,000 and the reserve for the ESPP was 250,000 shares.  As of December 31, 2006, 2,924,453 reserve shares remain for stock option exercise and 250,000 reserve shares remain for ESPP.

The company has discontinued the ESPP as of the end of fourth quarter 2006.  The last contributions were accepted thru December 31, 2006 and the final purchase for ESPP was January 3, 2007.  As of January 2007 all Treasury Shares were fully depleted with the final purchase of ESPP for the Company.

Revenue Generating Activities (Results from Continuing Operations)

The Commercial business consists of providing technology consultants to large organizations on a temporary hire basis and is classified in two general categories, staff augmentation and solutions work. For the year ended December 31, 2006, this segment represented approximately 85% of total revenues, including $123.7 million of staff augmentation revenue and $56.8 million of commercial solutions revenue.

Chimes, Inc., or Chimes, is a human capital management solution that, through the use of proprietary software and processes, manages the acquisition of temporary workforce of large organizations. For the year ended December 31, 2006, Chimes accounted for approximately 15% of total revenues.

 Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to revenue recognition, the evaluation of the bad debt reserve, the valuation of goodwill, and the valuation of deferred tax assets.

Revenue Recognition

The Company recognizes revenues either on a time-and-materials basis or on a fixed fee basis. Under a typical time-and-materials billing arrangement, our customers are billed on a regularly scheduled basis, such as biweekly or monthly. At the end of each accounting period, revenue is estimated and accrued for services performed since the last billing cycle. These unbilled amounts are billed the following month.  Approximately 96% and 94% of consolidated revenue in 2006 and 2005, respectively, was derived from time-and-material contracts

For fixed fee contracts, revenue is recognized on the basis of the estimated percentage of completion. Each fixed fee contract has different terms, milestones and deliverables. The milestones and deliverables primarily relate to the work to be performed and the timing of the billing. At the end of each reporting period an assessment of revenue recognized on the percentage of completion and milestones achieved criteria is made. If it becomes apparent that estimated cost will be exceeded, an adjustment to revenue and/or costs will be made. The cumulative effect of revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the impact of any revisions become known.

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

In 2006, a $15 million charge was taken for goodwill impairment included in discontinued operations for RGII.

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

In years prior to 2005,  management relied primarily on future projected income in assessing the realizability of deferred tax assets resulting from federal net operating loss carryforwards and other deductible temporary differences. As of December 31, 2005 it was determined that because of continued losses through the fourth quarter of the current year, it was no longer appropriate to rely on future projected income until sustained profitability has been achieved. Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets of $19.5 million in the fourth quarter of 2005. During 2006 the company has maintained this position regarding the realization of deferred tax assets and accordingly it has continued to record a valuation allowance against net deferred tax assets including those originating in 2006.

Please refer to Note 8 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K, for further information regarding deferred income taxes.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues: Consolidated revenue decreased to $212 million in the year ended December 31, 2006 from $223.9 million in the year ended December 31, 2005, a decrease of $11.9 million or 5.3%.  Commercial revenues decreased to $180.5 million in the year ended December 31, 2006 from $195.5 million in the year ended December 31 2005, a decrease of $14.9 million or 7.6%.  Chimes revenue increased to $31.5 million in the year ended December 31, 2006, from $28.4 million in the year ended December 31, 2005, an increase of $3.1 million or 10.9%.  The decrease of 5.3% in total revenue in 2006 was primarily attributable to the company deemphasizing certain underperforming parts of the Commercial Group business, and heightening its focus on more profitable services, geographies and relationships partially offset by the addition of new customers and the increase in sales to existing customers in Chimes.

Direct Costs and Gross Margins: Direct costs decreased to $141.2 million in the year ended December 31, 2006 from $159.6 million in the year ended December 31, 2005. Consolidated gross margin, revenue less direct costs, increased to 33.3% for the year ended December 31, 2006 from 28.7% in the same period of 2005. This increase in profitability is primarily attributable to an emphasis on improved gross profit margins including the shifting of work to the Montreal Operations Center.  Commercial gross margin for 2006 were $40.0 million, or 22.2%, compared to $36.8 million, or 18.8% for 2005. In 2006, Chimes represented approximately 14.8% of consolidated revenue, compared to approximately 12.7% in 2005.

Selling, general and administrative expenses:   Selling, general and administrative (“SG&A”) expenses decreased to $68.3 million in the year ended December 31, 2006 from $71.9 million for the comparable period of 2005. As a percentage of revenue, the Company’s SG&A expenses for year ended December 31, 2006 was 32.2% and 32.1% at 2005.  The decrease in selling, general and administrative expense in 2006 is primarily attributable to closer attention to spending, renegotiation of certain contractual arrangements and process re-engineering, partially offset by the adoption of FAS 123R, combined with a decrease in revenue in 2006.

Special charges/(credits).    For fiscal year 2006, the Company recorded $367,000 of special charges of which approximately $87,000 is related to expenses in connection with the review of strategic alternatives and $280,000 in connection with tax services. For the year ended 2005 the company had recorded special charges/(credits) $5.1 million primarily pertaining to expenses associated with two proxy contests and merger-related charges for the proposed merger with Analysts International Corp. which was  not approved by the Company’s shareholders at the September 2, 2005 special meeting.

In 2006, the Company sold a condominium in Sunny Isles Beach, Florida for $450,000.  A gain on sale of $394,000 was recorded.

Restructuring charges.   In the third quarter of 2006, the Company had a reduction in restructuring expense of $41,000 associated with the settlement of a law suit for less than the amount expected when the restructuring reserve was recorded.

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

Income/Loss from Operations.  The Company’s income from continuing operations totaled $2.5 million in the year ended December 31, 2006, compared to a loss of $28.2 million in 2005.  The 2006 income before income taxes, excluding special items noted above and net interest, totaled $2.5 million and was comprised of: a profit of $13,000 in the Commercial business and a profit of $2.5 million in Chimes.  This compares to a loss of $8.9 million in the Commercial business partially offset by a profit of $3.1 million in Chimes in 2005.

Other Income/(Expense).   Other income in 2006 is comprised of net interest income of $2.2 million.  In 2005, other expense was $0.4 million, comprised of a loss on the sale of SERP investments of $1.2 million partially offset by net interest income of $0.8 million.

Provision for Income Taxes.    The effective tax rate for Federal, state and local income taxes from continuing operations was a tax expense of 4.2% for the year ended December 31, 2006 compared with 59.9% expense for the year ended December 31, 2005. The primary reasons for the change in the effective tax rate were for increase in valuation allowance on deferred tax assets primarily related to the recognition of the capital loss related to the sale of stock of RG II during 2006.  In years prior to 2005, management relied primarily on future projected income in assessing the reliability of deferred tax assets resulting from federal net operating loss carryforwards and other deductible temporary differences.  As of December 31, 2005 it was determined that because of continued losses through the fourth quarter of the current year, it was no longer appropriate to rely on future projected income until sustained profitability has been achieved. Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets of $19.5 million in the fourth quarter of 2005. In 2006, management still believes it is appropriate to maintain a valuation allowance on net deferred tax assets and as such has recorded additional valuation allowance of $18.5 million. (see Note 8 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K).

Net Loss: For the year ended December 31, 2006 the net income from continuing operations was $4.6 million, or $0.14 earnings per share, compared to a net loss of $45.7 million, or $1.46 loss per share for the year ended December 31, 2005.  For the year ended December 31, 2006 the total net loss including discontinued operations was $13.4 million, or $0.41 loss per share, compared to a net loss of $46.4 million, or $1.48 loss per share for the year ended December 31, 2005.  The net loss for year ended December, 31, 2006, consisted primarily of the loss on sale of RGII of $4.8 million and the $13.2 million loss from discontinued operations,  partially offset by income of $4.5 million from continuing operation.  The $13.2 million loss from discontinued operations was primarily comprised of the impairment charge for RGII goodwill of $15 million.  The loss in 2005 primarily is attributable to change of control charges of $13.2 million, special charges of $5.1 million, restructuring charges of $2.1 million, and an increase in deferred tax valuation of $16.7 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.    Consolidated revenue increased to $223.9 million in the year ended December 31, 2005 from $214.2 million in the year ended December 31, 2004, an increase of $9.8 million or 4.6%.

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

Direct Costs and Gross Margins.    Direct costs increased to $159.6 million in the year ended December 31, 2005 from $154.5 million in the year ended December 31, 2004. Consolidated gross margin, revenue less direct costs, increased to 28.7% for the year ended December 31, 2005 from 27.9% in the same period of 2004. Commercial gross margin for 2005 was $36.8 million, or 18.8%, compared to $38 million, or 19.9% for 2004. This decrease is primarily attributable to the increase in Commercial revenue being transacted through Vendor Managed Service providers (23% of Commercial revenue in 2005 vs. 18% in 2004).  Gross margin in the Company’s Chimes segment increased to 96.7% for 2005 from 94% in 2004, primarily attributable to a reduction in licensing fees for software used to deliver Chimes services.

The slight improvement in the Company’s consolidated gross margin is primarily attributable to the increase in revenue from the higher-margin Chimes business unit. In 2005, Chimes represented approximately 12.7% of consolidated revenue, compared to approximately 10.8% in 2004.

Selling, general and administrative expenses.    Selling, general and administrative (“SG&A”) expenses increased to $71.9 million in the year ended December 31, 2005 from $69.1 million for the comparable period of 2004. As a percentage of revenue, the Company’s SG&A expenses decreased to 32.1% in the year ended December 31, 2005 from 32.3% in the year ended December 31, 2004.

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

Special charges/ (credits).    For fiscal year 2005, the Company recorded special charges/(credits) of $5.1 million primarily pertaining to expenses associated with two proxy contests and merger-related charges pertaining to the proposed merger with Analysts International Corp., which was not approved by the Company’s shareholders at the September 2, 2005 special meeting. For the year ended December 31, 2004, the Company recorded a special credit of $0.9 million related to an insurance refund.

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

For the year ended December 31, 2004, the Company recorded restructuring charges of $2.9 million comprised of approximately $2.8 million in severance costs and $0.1 million in lease obligation costs.  During the fourth quarter of 2004, the Company completed its realignment initiatives whereby the Company’s business model has been realigned, effective January 1, 2005, around its three distinct segments of clients:  Federal Government (RGII), Commercial and Vendor Management Services (Chimes).

Loss from Operations.    The Company’s loss from operations totaled $28.2 million in the year ended December 31, 2005, compared to a loss of $32.7 million in 2004. The 2005 loss before income taxes, excluding the special items noted above, net interest and the loss on investments, totaled $7.7 million.   This compares to a loss before income taxes, excluding the special items noted above and net interest income, of $9.4 million in 2004.

Other Income/ (Expense).    Other expense was $0.4 million in 2005, comprised of a loss on the sale of SERP investments of $1.2 million, partially offset by net interest income of $0.8 million. Other income in 2004, comprised of net interest income, totaled $0.2 million.

Provision for Income Taxes.    The effective tax rate for Federal, state and local income taxes from continuing operations was a tax expense of 59.9% for the year ended December 31, 2005 compared with 10.7% benefit for the year ended December 31, 2004. The primary reasons for the change in the effective tax rate were charges for change of control payments which did not give rise to tax benefits and an increase in the valuation allowance on deferred tax assets. In prior years management relied primarily on future projected income in assessing the realizability of deferred tax assets resulting from federal net operating loss carryforwards and other deductible temporary differences. As of December 31, 2005 it was determined that because of continued losses through the fourth quarter of the current year, it was no longer appropriate to rely on future projected income until sustained profitability has been achieved. Accordingly, the Company recorded a full valuation allowance on its remaining net deferred tax assets of $19.5 million in the fourth quarter of 2005. (See Note 7 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K).

Net Loss.    For the year ended December 31, 2005, the net loss from continuing operations was $45.7 million, or $1.46 loss per share, compared to a net loss of $29.0 million, or $0.94 loss per share for the year ended December 31, 2004.  For the year ended December 31, 2005, the total net loss including discontinued operations was $46.4 million or $1.48 loss per share, compared to a net loss of $25.2 million or a loss per share of $0.82 in December 31, 2004.

Liquidity and Capital Resources

The Company has historically financed its operations through cash generated from operations, borrowings against bank lines of credit and the public sale of its common stock. At December 31, 2006, the Company had approximately $72.0 million in working capital, of which $72.8 million was cash and cash equivalents. Cash and cash equivalents at December 31, 2006 and 2005 includes approximately $23.3 million and $29.4 million of cash, respectively, to be disbursed to Chimes vendors in accordance with the client payment terms.  Vendor cash varies quarter to quarter based on the relationship of the final billing cycle to the end of the quarter, and does not represent a change in the level of operations.

Net cash provided/(used) by operating activities from continuing operations for the years ended December 31, 2006, 2005 and 2004 totaled $3.8 million, $0.7 million and $(2.6) million, respectively.  For the year ended December 31, 2006, cash provided by operating activities is primarily attributed to a $4.5 million decrease in accounts receivable, $1.8 million decrease in other assets and a $1.3 million increase in accrued payroll partially offset by a $0.7 million increase in prepaid expense, receipt of $2.3 million of the refundable tax credit, a $7.5 million reduction of accounts payable and a $1.4 million reduction of change of control liability.  For the year ended December 31, 2005, the cash provided by operating activities is primarily attributable to a net loss of $47.4 million net of deferred taxed $17.8 million and the increase in accounts payable of $29.1 million. For the year ended December 31, 2004, the cash used in operating activities of $14.4 million was primarily attributable to the net loss of $25.2 million partially offset by a non-cash goodwill write off of $20.3 million, an increase in refundable income taxes of $4.3 million, increase in accounts receivable of $3.6 million, increase in other assets of $1.9 million, partially offset by $1.7 million increase in accrued payroll.

Net accounts receivable decreased $5.2 million to $34.5 million at December 31, 2006 from $39.7 million at December 31, 2005. Accounts receivable days sales outstanding (“DSO”) were 59 days at December 31, 2006 compared to 66 days at December 31, 2005.  All client receivable collectibility and billing issues identified by management have been adequately reserved. For the period ended December 31, 2006, there were no significant changes in credit terms, credit policies or collection efforts.

Net cash used in investing activities for the year ended December 31, 2006 was $(0.1) million, consisting of purchases of furniture and equipment. Net cash provided by investing activities for 2005 consisted primarily of proceeds from sale of assets of $0.6 million and proceeds from the sale of SERP investments of $4.7 million, partially offset by capital expenditures totaling $4.2 million. In 2004 net cash used in investing activities was $19.2 million. This was primarily attributable to the purchase of AIM by RGII in April 2004.

For the year ended December 31, 2006, net cash provided by financing activities was $5.8 million, consisting primarily of proceeds from shares issued pursuant to the employee stock option plan of $5.3 million and $0.5 million from the employee stock purchase plan. For the year ended December 31, 2005, net cash provided by financing activities was $3.1 million, consisting primarily of proceeds from shares issued pursuant to the employee stock option plan of $2.4 million and $0.7 million from the employee stock purchase plan. For the year ended December 31, 2004, net cash provided by financing activities was $1.4 million primarily consisting of proceeds from stock options exercised of $0.8 million and $0.6 million from stock issued through the employee stock purchase plan.

On June 16, 2006 the Company amended the line of credit facility.  The line was reduced to $20 million from $40 million, reflecting management’s belief that there was no need for the higher level of funding, thereby reducing associated costs.  The amendment extended the termination of the Financing Agreement from July 31, 2006 to July 31, 2007.  The Administrative Management Fee, the Early Termination Fee and the Line of Credit Fee have all been eliminated.  Since November 2, 2005, the interest rate has been calculated using the lesser of Prime +.50% or LIBOR plus 2.75% based on unpaid principal.  The minimum borrowing base threshold has been eliminated as of November 4, 2005.  As of December 31, 2006, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $3.8 million was available for borrowing as of December 31, 2006.  The unused line fee has been eliminated beginning June 1, 2006.  The unused line fee and other associated fees, including the float and wire fees, were approximately $77,000 and $136,000 for the years ended December 31, 2006 and 2005, respectively.  This line of credit involves covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations of operating leases exceeding $9 million annually and spending limits on capital expenditures exceeding $8 million annually.  As of December 31, 2006, the Company was in compliance with the covenants.  This credit facility was cancelled effective February 12, 2007.  CIT will hold $100,000 in escrow for 90 days after the effective date.

Change of control charges of $2.9 million were recorded as a long term liability in 2005. As a result of the upcoming dissolution of the Company the remaining balance of $2.3 million has been re-classed to a short term liability account in 2006.

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

At a Special Meeting held on February 14, 2007, the shareholders of the Company approved the sales of the Company’s Chimes, Inc. subsidiary to an affiliate of Axium International and the Company’s Commercial Division to Allegis Group (the “Asset Sales”).  At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company.  The Company began implementing the complete liquidation and dissolution of the company after both Chimes and Commercial Asset Sales were completed February 16, 2007.  In estimating the potential distribution, the Company has considered winddown and transition expenses and the exposure for contingent claims under the asset purchase agreements.  On March 5, 2007, the Company announced that its Board of Directors declared an initial liquidating distribution of $4.00 per share to its common stockholders.  This distribution will be payable March 27, 2007 to shareholders of record as of the close of business on March 16, 2007.  This initial liquidating distribution is the first in what is expected to be a series of liquidating distributions pursuant to the plan of liquidation and dissolution approved by the Company’s shareholders on February 14, 2007.  The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.81 per share of Common Stock.

 Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. The following table summarizes all commitments under contractual obligations as of December 31, 2006:

	Obligation Due
(dollars in thousands)	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
Operating Leases	$4,137	$2,549	$948	$346	$294
Deferred Compensation	1,847	1,847	—	—	—
Retention Bonus	79	79	—	—	—
Change of Control	2,316	2,316	—	—	—
Other	1,124	1,124	—	—	—
Total Cash Obligations	$9,503	$7,915	$948	$346	$294

As a result of the recent sales of the Company’s Commercial division and Chimes Subsidiary on February 16, 2007 the Company is no longer responsible for certain property lease obligations.  After that date CHC continues to be responsible for the following property locations:  New Jersey, Minnesota, Connecticut, Ohio, Washington, Georgia, Indianapolis, New York, Colorado, Michigan, Florida, Illinois, Alberta Canada, and London England with aggregate space of approximately 42,450 square feet.  After that date, operating leases are as follows:

	Obligation Due
(dollars in thousands)	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
Operating Leases	$1,331	$803	$268	$223	$37

 Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that compensation cost be recognized for all new awards and awards that are modified, repurchased or cancelled after the adoption date.  Statement 123R requires compensation cost to be recognized for new awards of equity instruments and unvested awards on adoption date.  The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R. SAB 107 assists issuers in their initial implementation of FAS 123R. The provisions of this statement are effective for the Company, January 1, 2006.

On November 2005, the FASB issued FASB Staff Position No. FAS 123R-3—”Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

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

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (FAS 154) , which changes the accounting and reporting requirements for the change in an accounting principle. Accounting Principles Board Opinion 20, “Accounting Changes” (Opinion 20), which is superseded by FAS 154, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. FAS 154 instead requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. FAS 154 differentiates between “retrospective application” and “restatement”.  ”Retrospective application” is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. In contrast, restatement is defined as the revising of previously issued financial statements to reflect the correction of an error. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the corrections of errors in previously issued financial statements, and changes in accounting estimates is carried forward to FAS 154 without change. Additionally, FAS 154 carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

On January 1, 2007, we will adopt the provisions of recently issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, in regards to our accounting and disclosure of uncertain tax positions.  We have reviewed our accounting for income taxes in light of the provisions of FIN 48 and do not expect that adoption will materially affect our consolidated financial statements.  The Company believes upon the adoption of FIN 48, a tax contingency reserve of approximately $150,000 will be established related to various Federal, Foreign and State income tax matters.

In September, 2006 the FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans : an amendment of FASB Statements No. 87,88, 106, and 132®.  Statement 158 requires employers with single-employer defined benefit plans or postretirement plans to recognize the funded status of all such plans in the employer’s statement of financial position, recognize the changes in a plan’s funded status in comprehensive income of a business entity or as changes in unrestricted net assets of a not-for-profit organization in the year of change, and measure a plan’s funded status as of the date of the employer’s fiscal year-end statement of financial condition.  The provisions of Statement 158 are effective for entities with publicly traded equity securities as of the end of fiscal years ending after December 15, 2006.  There will not be a material impact from the adoption of Statement 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin “SAB” 108 regarding the process of quantifying financial statement misstatements.  The provisions of this statement will be effective for the year ended December 31, 2006.  The impact on the financial statements for 2006 is immaterial.

 Savings Plan and Other Retirement Plans

Until December 2006, the Company maintained a Deferred Compensation Plan for key executives that permit the individuals to defer a portion of their annual salary or bonus for a period of at least five years. There is no effect on the Company’s operating results since any amounts deferred under the plan are expensed in the period incurred. Amounts deferred amounted to $1.8 million and $1.6 million as of December 31, 2006 and 2005, respectively.  As of December 31, 2006 the assets of the deferred compensation plan has been liquidated and payments will be made to individuals on January 31, 2007.  This liability is presented on the balance sheet as $1.8 million in Short Term Deferred Compensation.

Until October 2005, the Company maintained a defined contribution savings plan covering eligible employees. The Company made contributions up to a specific percentage of the participants’ contributions.

Foreign Currency Exposure

The Company’s international operations expose it to translation risk when the local currency financial statements are translated to U.S. dollars. As currency exchange rates fluctuate, translation of the financial statements of international businesses into U.S. dollars will affect the comparability of revenues and expenses between years. None of the components of the Company’s consolidated statements of income was materially affected by exchange rate fluctuations in 2006, 2005 or 2004. At December 31, 2006 the Company had approximately $1.9 million in cash maintained in foreign financial institutions.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

The Company has financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the current holdings, the exposure to interest rate risk is not material. Additionally, at December 31, 2006 the Company was debt free.

Item 8.                         Financial Statements and Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Computer Horizons Corp.

We have audited the accompanying consolidated balance sheet of Computer Horizons Corp. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Horizons Corp. and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note1 to the accompanying consolidated financial statements, the shareholders of Computer Horizons Corp. approved a plan of liquidation and dissolution effective February 14, 2007 and the Company commenced liquidation shortly thereafter.  As a result of this, the Company will change its basis of accounting for the periods subsequent to February 14, 2007 from the going concern basis to the liquidation basis.  As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standard, No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Computer Horizons Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”), and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ AMPER, POLITZINER & MATTIA, P.C.
Edison, New Jersey
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Computer Horizons Corp.

We have audited the accompanying consolidated balance sheet of Computer Horizons Corp. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Horizons Corp. and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Edison, New Jersey
March 14, 2006 (except for Note 1 as it relates to the sale of RGII Technologies, Inc., as to which the date is March 14, 2007)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Computer Horizons Corp.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Computer Horizons Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Computer Horizons Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Horizons Corp. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows, for the year ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

/s/ AMPER, POLITZINER & MATTIA, P.C.
Edison, New Jersey
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

Board of Directors and Shareholders
Computer Horizons Corp.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated March 14, 2006 (except for Note 1 as it relates to the sale of RGII Technologies, Inc., as to which the date is March 14, 2007), which is included in the 2006 Annual Report on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ Grant Thornton LLP
Grant Thornton LLP

Edison, New Jersey
March 14, 2006 (except for Note 1 as it relates to the sale of RGII Technologies, Inc., as to which the date is March 14, 2007)

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,790	$46,365
Cash held in escrow	1,000	—
Accounts receivable, less allowance for doubtful accounts of $4,599 and $4,654 at December 31, 2006 and December 31, 2005, respectively	34,517	39,701
Quebec refundable tax credit	8,547	6,294
Prepaid expenses and other	4,741	4,028
Current Assets from Discontinued operations	—	8,639
TOTAL CURRENT ASSETS	120,595	105,027

PROPERTY AND EQUIPMENT	44,267	43,350
Less accumulated depreciation	41,521	39,512
TOTAL PROPERTY AND EQUIPMENT, NET	2,746	3,838

OTHER ASSETS—NET:
Deferred income taxes	1,491	—
Other	940	2,740
Long Term Assets from Discontinued operations	—	31,737
TOTAL OTHER ASSETS	2,431	34,477
TOTAL ASSETS	$125,772	$143,342

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,126	$35,615
Accrued payroll, payroll taxes and benefits	9,431	8,113
Income taxes payable	1,150	1,150
Restructuring reserve	61	1,656
Other accrued expenses	4,212	3,440
Deferred income taxes	1,491	—
Current Liabilities from Discontinued operations	—	3,649
Change of control payable	2,316	—
Deferred compensation	1,847	—
TOTAL CURRENT LIABILITIES	48,634	53,623

OTHER LIABILITIES:
Deferred compensation	—	1,588
Change of control payable	—	2,938
Other	441	196
Long Term Liabilities from Discontinued operations	—	970
TOTAL OTHER LIABILITIES	441	5,692

TOTAL LIABILITIES	$49,075	$59,315

SHAREHOLDERS EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized 100,000,000 shares; issued 33,733,652 and 33,158,105 shares at December 31, 2006, and December 31, 2005, respectively	3,373	3,315
Additional paid in capital	148,046	148,083
Accumulated other comprehensive loss	(652)	(643)
Retained earnings/ (Accumulated deficit)	(73,930)	(60,492)
	76,837	90,263
Less shares held in treasury, at cost; 25,000 and 1,118,014 shares at December 31, 2006 and December 31, 2005, respectively	(140)	(6,236)
TOTAL SHAREHOLDERS EQUITY	76,697	84,027
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$125,772	143,342

The accompanying notes are an integral part of these statements.

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2006	2005	2004
REVENUES:
Commercial	$180,471	$195,435	$191,096
Chimes	31,519	28,421	23,092
Total	211,990	223,856	214,188

COSTS AND EXPENSES:
Direct costs	141,191	159,587	154,488
Selling, general & administrative	68,295	71,902	69,077
Amortization of intangibles	—	79	189
Restructuring charges	(41)	2,150	2,859
SERP/Change of Control	—	13,247	—
Special charges/(credits)	367	5,135	(939)
Gain on sale of assets	(394)	—	—
Goodwill impairment	—	—	20,306
Write off of assets	—	—	910
Total Costs	209,418	252,100	246,890
Income/(Loss) from continuing operations	2,572	(28,244)	(32,702)

OTHER INCOME/(EXPENSE):
Net (loss)/gain on investments	—	(1,180)	—
Interest income	2,213	811	321
Interest expense	—	(6)	(82)
	2,213	(375)	239
Income/(Loss) from continuing operations before income taxes	4,785	(28,619)	(32,463)

INCOME TAXES/(BENEFIT):
Current	201	432	(1,493)
Deferred	—	16,698	(1,985)
	201	17,130	(3,478)
Loss before minority interest	4,584	(45,749)	(28,985)

Minority interest	—	—	(45)

Net income/(loss) from continuing operations	$4,584	$(45,749)	$(29,030)

Income/ (loss) from discontinued operations	(13,243)	(671)	3,858
Loss on sale of discontinued operations	(4,779)	—	—
Income/(Loss) from discontinued operations net of tax*	(18,022)	(671)	3,858
Net Loss	$(13,438)	$(46,420)	$(25,172)

Earnings/(Loss) per share from continuing operations—basic	$0.14	$(1.46)	$(0.94)
Earnings/(Loss) per share from discontinued operations—basic	$(0.56)	$(0.02)	$0.12
Loss per share- basic	$(0.41)	$(1.48)	$(0.82)
Earnings/(Loss) per share from continuing operations—diluted	$0.14	$(1.46)	$(0.94)
Earnings/(Loss) per share from discontinued operations—diluted	$(0.55)	$(0.02)	$0.12
Loss per share—diluted	$(0.41)	$(1.48)	$(0.82)
Weighted average number of shares outstanding—basic	32,444,000	31,399,000	30,870,000
Weighted average number of shares outstanding—diluted	32,614,000	31,399,000	30,870,000

The accompanying notes are an integral part of these statements.

* This includes tax (expense)/benefit of $0 in 2006, $(3,038) in 2005 and ($788) in 2004 (000’s omitted).

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2006, 2005 and 2004
(in thousands)

				Accumulated
			Additional	other	Retained
	Common Stock		Paid-in	Comprehensive	Earnings/	Treasury Stock
	Shares	Amount	Capital	Income/(Loss)	(Deficit)	Shares	Amount	Total
Balance, December 31, 2003	33,153,107	3,315	133,046	(2,789)	11,100	2,537,692	(14,335)	130,337
Net loss for the year					(25,172)			(25,172)
Other comprehensive loss:
Current year unrealized gain on investments				325				325
Foreign currency translation adjustments				264				264
Total comprehensive loss								(24,583)
Other issuance of common stock	698
Stock options exercised						(306,460)	774	774
Employee stock purchase program			(395)			(171,221)	1,018	623
Purchase of treasury shares
Tax benefits/other, net related to acquisition			18,630					18,630
Balance, December 31, 2004	33,153,805	3,315	151,281	(2,200)	(14,072)	2,060,011	(12,543)	125,781
Net Loss for the year					(46,420)			(46,420)
Other comprehensive Loss:
Current year realized loss on investments				1,180				1,180
Current year unrealized gain on investments				84				84
Foreign currency translation adjustments				293				293
Total comprehensive loss								(44,863)
Other issuance of common stock	4,300
Stock options exercised						(741,895)	2,441	2,441
Treasury stock reclassification (Note 6)			(2,657)				2,657	0
Employee stock purchase program			(541)			(200,102)	1,209	668
Balance, December 31, 2005	33,158,105	3,315	148,083	(643)	(60,492)	1,118,014	(6,236)	84,027
Net Loss for the year					(13,438)			(13,438)
Other comprehensive Loss:
Foreign currency translation adjustments				(9)				(9)
Total comprehensive loss								(13,447)
Other issuance of common stock
Stock options exercised	425,546	43	(646)			(967,571)	5,392	4,789
Warrant Issue	150,001	15	569					584
Employee stock purchase program			(246)			(125,443)	704	458
FAS123R Expense			286					286
Balance, December 31, 2006	33,733,652	3,373	148,046	(652)	(73,930)	25,000	(140)	76,697

The accompanying notes are an integral part of this statement.

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,438)	$(46,420)	$(25,172)
Less: Income/(Loss) from discontinued operations	(13,243)	(671)	3,858
Less: Loss on sale of discontinued operations	(4,779)	—	—
Income/(Loss) from continuing operations	4,584	(45,749)	(29,030)
Deferred taxes	(137)	17,829	484
Depreciation	2,055	3,253	5,436
Amortization of intangibles	—	79	2,729
Provision for bad debts	694	1,632	969
FAS 123R Option Expense	286	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,490	(84)	2,179
Prepaid expenses and other current assets	(713)	79	254
Other receivables	—	1,443	(1,040)
Other assets	1,800	(1,700)	1,366
Goodwill impairment	—	—	20,306
Refundable tax credit	(2,253)	(2,356)	(3,918)
Accrued payroll, payroll taxes and benefits	1,318	1,387	(1,811)
Accounts payable	(7,489)	29,082	(1379)
Income taxes payable	—	(227)	134
Loss or gain from sale of assets	—	(327)	—
Write off of assets	—	—	910
Other accrued expenses /change of control/restructure reserve	(1,444)	1,635	1,180
Deferred compensation	259	(400)	352
RGII contingency payment	—	(1,851)	1,221
Loss on Investment	—	1,264	—
Supplemental executive retirement plan	—	(2,162)	480
Other liabilities	381	(546)	346
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	3,831	2,281	1,168
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	17,735	5,018	(2,565)
NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	21,566	7,299	(1,397)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	562	—
Acquisitions net of cash received	—	—	(14,714)
Acquisitions of Goodwill	—	—	(2,461)
Proceeds from sale of investments	—	4,705	—
Purchases of furniture and equipment	(963)	(2,317)	(2,671)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(963)	2,950	(19,846)
NET CASH PROVIDED BY/(USED IN) DISCONTINUED OPERATIONS	—	(935)	621
NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	(963)	2,015	(19,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	5,372	2,441	774
Stock issued on employee stock purchase plan	459	668	623
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	5,831	3,109	1,397
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,831	3,109	1,397

Foreign currency gains/(losses)	(9)	293	264
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	26,425	12,716	(18,961)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,365	33,649	52,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,790	$46,365	$33,649

The accompanying notes are an integral part of these statements.

Non Cash Activities:

During the first quarter of 2004, the Company recorded a reduction in tax benefit reserves and an increase in additional paid-in capital of $19.9 million. During the third quarter of 2004, the Company recorded a reduction in other assets and a reduction in additional paid-in capital of $1.2 million.

Computer Horizons Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1—BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Description of Business

Computer Horizons Corp. (“the Company”) is a strategic Information Technology solutions and professional services company which does business principally in the United States and Canada. The Company enables its Global 2000 (which Forbes magazine defines as the biggest and most important companies as measured by sales, profits, assets and market value) client base to realize competitive advantages through two business segments: Commercial and Vendor Management Services (Chimes). The Company’s Commercial Services business unit is organized into two lines of services: IT Services (IT staffing) and Solutions (project-based IT work). The IT Services practice provides skilled technology personnel to meet clients’ temporary needs (including support personnel, programmers, architects and project managers). The Solutions practice offers a very broad range of technical knowledge, focusing on application management and support, application development and software quality management. Chimes, Inc., a wholly-owned subsidiary of the Company (“Chimes”), provides workforce procurement and management services to Global 2000 companies.

Sale of RGII (Discontinued Operations)

On September 29, 2006, Computer Horizons Corp. sold its Federal Government subsidiary, RGII Technologies, Inc., to Netstar-1, Inc. for $15.3 million in cash, less an estimated net asset adjustment of $1.2 million. This amount may be further adjusted subject to a final net asset value adjustment, to be completed no later than 90 days after the closing date. To the extent that the final net asset amount sold to NetStar-1 is greater than the estimated asset amount at closing, the excess will be paid to CHC together with interest thereon at the prime rate from the closing date to the date of payment. If the final net asset amount sold to NetStar-1 is less than the estimated asset amount at closing, the deficiency will be paid by CHC to NetStar-1, together with interest thereon at the prime rate from the closing date to the date of payment. The company currently estimates that the net asset value adjustment will be favorable to CHC. In addition, CHC retained all cash and cash equivalents of RGII, in the amount of $6.3 million. The sale of RGII resulted in a net book loss on disposal of $4.8 million, including approximately $969,000 in transaction costs. The Company sold this operating segment as part of a plan to maximize the value of the company. RGII had net revenues of $29.6 million for the nine months ended September 29, 2006.

Results of the RGII subsidiary for all periods are presented as results from discontinued operations. Assets and liabilities of RGII are shown on the Balance Sheet as assets from discontinued operations and liabilities from discontinued operations respectively. To provide a comparable presentation period over period, the prior period financial statements contained herein have also been restated to reflect RGII as assets held for disposal.  RGII had net revenues for the years ended December 31, 2006 of $29.6 million, $45.0 million for December 31, 2005, and $48.3 million for December 31, 2004.

	Year ended December 31
(dollars in thousands)	2006		2005	2004
Revenue	29,582		44,980	48,339
Income/(Loss) on Discontinued Operations Before Income Tax	(13,161	)*	2,367	4,646

*                 primarily relating to a charge of $15 million of goodwill impairment taken second quarter of 2006

The carrying amounts of major classes of related assets and Liabilities were as follows:

	2006	2005
Current Assets
Account Receivable		8,423
Refund Income Tax		136
Other Current		80
Subtotal	—	8,639

Long Term Assets
PP&E-Gross		2,766
Depreciation		(1,539)
PP&E Net	—	1,227
Goodwill		27,624
Intangibles		1,939
Investments		—
Deferred Income Tax		—
Other Assets		947
Subtotal	—	31,737

Current Liabilities
Accrued Payroll		2,434
Accounts Payable		637
Restructure Reserve		12
Other Accrued Expenses		566
Subtotal	—	3,649

Long Term Liabilities
Deferred Comp		880
Other Liabilities		90
Subtotal	—	970

Sale of Chimes

On October 18, 2006, the Company signed a definitive asset purchase agreement by and among Axium International, Inc., a Delaware corporation, Diversity MSP, Inc., a California corporation (“Diversity MSP”), Chimes, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (now known as Chimes, LLC; a Delaware limited liability company) and the Company.  Pursuant to the Chimes Asset Purchase Agreement, on February 16, 2007, the Company sold to Diversity MSP substantially all of the assets of Chimes, LLC, excluding cash and marketable securities, for a purchase price of $80.0 million in cash (the “Chimes Asset Sale”), with an estimated gain of $75 million. The maximum liability to the Company is $8 million and is contingent upon assertion of a claim for the indemnity within 6 months after the closing date.

The sale of Chimes was a disposal of a major line of business for which shareholder approval was required. As of December 31, 2006, all conditions of the sale, including the shareholder vote, had not been met, and therefore Chimes did not meet the criteria of an asset group to be sold at that time.  Assets that meet these criteria after the balance sheet date but before the issuance of financial statements, must continue to be classified as held and used in those financial statements when issued.  For this reason, as of December 31, 2006, Chimes continues to be shown in the results from operations of the Company, and not as assets held for disposal.

The sale of the Company’s and its affiliate’s assets pursuant to the Chimes Asset Purchase Agreement will be a taxable transaction with respect to the Company to the extent that any gain or loss is realized. The Company will realize gain measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets. For purposes of calculating the gain, the proceeds received by the Company and its affiliates will include the cash  received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets. It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain expected to be realized from the Chimes Transaction for regular Federal income tax purposes and otherwise incur approximately $1.3 million in alternative minimum taxes.  The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant. Based upon current projections, such state taxes are estimated to be approximately $1 million after taking into account the availability of state losses to offset the gain.

Sale of Commercial

On November 7, 2006, the Company entered into an asset purchase agreement (the “Commercial Services Asset Purchase Agreement”) by and among TEKsystems, Inc., a Maryland corporation (“TEKsystems”), TEKsystems EF&I Solutions, LLC, a Maryland limited liability company, Allegis Group Canada Corporation, a Nova Scotia unlimited liability corporation, the Company, GBS Holdings Private Limited, a corporation organized under the laws of Mauritius, CHC Healthcare Solutions, LLC, a Delaware limited liability company, and Allegis Group, Inc., a Maryland corporation.  Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(601,000) using data as of the end of the third quarter of 2006 (the “Commercial Services Asset Sale”).  Assets not included in the sale of the Commercial Services Business include a refundable tax credit of $8.2 million, and the unit’s operating cash as of the date of the sale.  Computer Horizons Corp. currently expects to record an estimated gain of $29 million as a result of the sale of the Commercial Services Business. The maximum liability of Computer Horizons Corp. is $10 million and is contingent upon assertion of a claim for indemnity within 9 months after the closing date.

The sale of the Commercial Services Business was a disposal of a major line of business for which shareholder approval was required. As of December 31, 2006, all conditions of the sale, including the shareholder vote, had not been met, and therefore the Commercial Services Business did not meet the criteria of an asset group to be sold at that time.  Assets that meet these criteria after the balance sheet date but before the issuance of financial statements, must continue to be classified as held and used in those financial statements when issued.  For this reason, as of December 31, 2006, the Commercial Services Business continues to be shown in the results from operations of the Company, and not as assets held for disposal.

The sale of the Commercial Services Business Unit pursuant to the Chimes Asset Purchase Agreement will be a taxable transaction with respect to the Company to the extent that any gain is realized. The Company will realize gain measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets. For purposes of calculating gain or loss, the proceeds received by the Company and its affiliates will include the cash  received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets. It is anticipated that the Company will have sufficient current losses to offset most of the gain expected to be realized from the Commercial Services Business asset sale for regular Federal income tax purposes and otherwise incur approximately $134,000 in alternative minimum taxes.  The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant.

Sale of Assets and Liquidation

On December 11, 2006, the board of directors approved the proposed plan of complete liquidation and dissolution of the Company, subject to the approval of the shareholders.  The plan of complete liquidation and dissolution includes dissolving the company, liquidating assets, paying or providing for the payment of any remaining legally enforceable obligations and distributing any remaining assets to the shareholders.

At the February 14th Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company.  Computer Horizons began implementing the complete liquidation and dissolution of the company after both Chimes and Commercial Asset Sales were completed February 16, 2007. On March 5, 2007, the Company announced that its Board of Directors declared an initial liquidating distribution of $4.00 per share to its common stockholders.  This distribution will be payable March 27, 2007 to shareholders of record as of the close of business on March 16, 2007.  This initial liquidating distribution is the first in what is expected to be a series of liquidating distributions pursuant to the plan of liquidation and dissolution approved by the Company’s shareholders on February 14, 2007.  The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.81 per share of Common Stock. In estimating the potential distribution, the Company has considered wind down and transition expenses and the exposure for contingent claims under the asset purchase agreements.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All subsidiaries of the Company have been consolidated into these financial statements. ISG - Canada reports their financials on a one-month lag. All material intercompany accounts and transactions have been eliminated.

Revenue Recognition

Approximately 96% and 94% of consolidated revenue in 2006 and 2005, respectively, was derived from time-and-material contracts.

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

Advertising Costs

The Company expenses all advertising costs as incurred and classifies these costs under selling, general and administrative expenses. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $127,000, $200,000 and $200,000 respectively.

Research and Development Costs

The Company charges all costs incurred to establish the technological feasibility of software products or product enhancements to research and development costs, which are included in selling, general and administrative expenses and are primarily attributable to the Company’s Chimes subsidiary. Research and development costs for the years ended December 31, 2006, 2005 and 2004 were approximately $2.9 million, $2.1 million and $3.3 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid instruments with an original maturity of three months or less at the time of purchase and consist of the following at December 31:

	2006	2005
	(in thousands)
Cash	$63,972	$45,094
Commercial paper	7,661	1,052
Restricted cash	1,157	219
	$72,790	$46,365

Restricted cash represents $157,000 in funds received by Chimes and held in client-specific bank accounts, to be used to make payments to vendors of the applicable client, and $1,000,000 cash held in escrow from the sale of RGII.  Cash and Accounts Payable at December 31, 2006 and December 31, 2005 also include approximately $23.3 million and $29.4 million, respectively, of cash to be disbursed to Chimes vendors in accordance with the client payment terms.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, regardless of the degree of such risk, consist principally of cash and cash equivalents and trade accounts receivable.  The Company invests the majority of its excess cash in overnight commercial paper of high-credit, high quality, short-term money market instruments, high quality financial institutions or companies.

The Company maintains its cash balances principally in ten financial institutions located in the United States, Canada, India, Puerto Rico, and the United Kingdom.  The balances in U.S banks are insured by the Federal Deposit Insurance Corporation up to $100,000 for each entity at each institution. The balance in the Canadian bank is insured by the Canadian Deposit Insurance Corporation up to $100,000 Canadian (approximately $85,820 U.S.) per account.  Of the balance held in HSBC Bank in India, $10,000 is held in U.S. dollars and is fully insured in (Export Earners Foreign Currency Account) “EEFC”.  The remaining balance is insured by the Deposit Insurance and Credit Guarantee Corporation up to 100,000 Rupees (approximately $2,267 U.S.).  There is no depository insurance in the United Kingdom.  Uninsured cash as of December 31, 2006 was $92.1 million.  This exceeds the cash on the Balance Sheet due to outstanding checks and other timing differences.  At December 31, 2006, the Company had approximately $1.9 million in cash maintained in overseas financial institutions.

The Company’s clients are generally very large, Global 2000 companies in many industries and with wide geographic dispersion.  For the years ended December 31, 2006, 2005, 2004, the Company’s ten largest clients accounted for approximately 35%, 35%, and 40% of its revenues, respectively, and no single client represents more than 7% of annual revenues.

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

The Company provides United States income taxes on the earnings of foreign subsidiaries, unless they are considered permanently invested outside the United States. As of December 31, 2006, cumulative amount of foreign earnings on which United States income taxes have not been provided is approximately $5.1 million.

Earnings/(Loss) Per Share

Basic loss per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted loss per share is based on the weighted average number of common and common equivalent shares outstanding, except when the effect is anti-dilutive. The calculation takes into account when dilutive, the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.  For the year ended December 31, 2006 there were 40,000 options excluded with an exercise price of $4.70.

During 2005, there were 1,903,000 excluded options outstanding with a weighted average exercise price of $2.45 per share at December 31, 2005.  During 2004, there were 3,656,000 excluded options outstanding with a weighted average exercise price of $4.23 per share at December 31, 2004.  (See Note 9)

Use of Estimates in Financial Statements

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

Foreign Currency Translation

For operations outside the United States that prepare financial statements in currencies other than the United States dollar (Canadian dollar, British pound, and Indian Rupee), results of operations and cash flows are translated at the average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Exchange amounts included in operations are income/(loss) of $(133,000), $(23,000), and $392,000 for December 31, 2006, 2005 and 2004, respectively. Translation adjustments are included as a separate component of comprehensive income/(loss) within the statement of shareholders’ equity.

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

Goodwill

As of December 31, 2004, the fair value of each of the reporting units was calculated using the following approaches (i) market approach and (ii) income approach. The reporting units are equal to, or one level below, reportable segments. Under the market approach, value is estimated by comparing the performance fundamentals relating to similar public companies’ stock prices. Multiples are then developed of the value of the publicly traded stock to various measures and are then applied to each reporting unit to estimate the value of its equity. Under the income approach, value is determined using the present value of the projected future cash flows to be generated by the reporting unit.

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

In 2006, a $15 million charge was taken for goodwill impairment included in discontinued operations for RG II.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that compensation cost be recognized for all new awards and awards that are modified, repurchased or cancelled after the adoption date.  Statement 123R requires compensation cost to be recognized for new awards of equity instruments and unvested awards on adoption date.  The SEC amended the effective dates of FAS 123R for public companies in April 2005, which allows registrants to implement FAS 123R at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. The SEC also issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), in April 2005, which provides the views of the SEC staff regarding certain aspects of the application of FAS 123R. SAB 107 assists issuers in their initial implementation of FAS 123R. The provisions of this statement are effective for the Company, January 1, 2006.

On November 2005, the FASB issued FASB Staff Position No. FAS 123R-3—”Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

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

Prior to the adoption of FAS 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as modified by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for stock-based employee compensation, whereby no compensation cost had been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates and been consistent with the method of FAS 123, the Company’s net income and earnings per share for the comparable periods would have been decreased to the pro forma amounts indicated below:

		2005	2004
		(in thousands)
Net loss	As reported	$(46,420)	$(25,172)
	Deduct: Total tock-based employee compensation expense determined under fair value based method for allawards, net of related tax effects	(1,285)	(1,754)
	Pro forma	$(47,705)	$(26,926)
Loss per share
Basic & Diluted	As reported	$(1.48)	$(0.82)
	Pro forma	(1.52)	(0.87)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2005 and 2004 , respectively:  expected volatility of 41% and 36% ;  risk-free interest rates of 4.39% and 4.24%; and expected lives of 8.8 and 6.1 years

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (FAS 154) , which changes the accounting and reporting requirements for the change in an accounting principle. Accounting Principles Board Opinion 20, “Accounting Changes” (Opinion 20), which is superseded by FAS 154, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. FAS 154 instead requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. FAS 154 differentiates between “retrospective application” and “restatement”.  ”Retrospective application” is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. In contrast, restatement is defined as the revising of previously issued financial statements to reflect the correction of an error. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the corrections of errors in previously issued financial statements, and changes in accounting estimates is carried forward to FAS 154 without change. Additionally, FAS 154 carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

On January 1, 2007, we will adopt the provisions of recently issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, in regards to our accounting and disclosure of uncertain tax positions.  We have reviewed our accounting for income taxes in light of the provisions of FIN 48 and do not expect that adoption will materially affect our consolidated financial statements.  The Company believes upon the adoption of FIN 48, a tax contingency reserve of approximately $150,000 will be established related to various Federal, Foreign and State income tax matters.

In September, 2006 the FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans : an amendment of FASB Statements No. 87,88, 106, and 132(R).  Statement 158 requires employers with single-employer defined benefit plans or postretirement plans to recognize the funded status of all such plans in the employer’s statement of financial position, recognize the changes in a plan’s funded status in comprehensive income of a business entity or as changes in unrestricted net assets of a not-for-profit organization in the year of change, and measure a plan’s funded status as of the date of the employer’s fiscal year-end statement of financial condition.  The provisions of Statement 158 are effective for entities with publicly traded equity securities as of the end of fiscal years ending after December 15, 2006.  There will not be a material impact from the adoption of Statement 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin “SAB” 108 regarding the process of quantifying financial statement misstatements.  The provisions of this statement will be effective for the year end.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 comparative financial statements to conform to the 2006 presentation.

 NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31:

	2006	2005
	(in thousands)
Billed	$32,315	$38,554
Unbilled—primarily scheduled billings	6,801	5,801
	39,116	44,355
Less allowance for doubtful accounts	4,599	4,654
	$34,517	$39,701

Included in unbilled accounts receivable at December 31, 2006 and 2005 are amounts not yet billable to customers of approximately $0 and $447,000, respectively.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2006	2005
	(in thousands)

Furniture, Fixtures and Equipment	$37,190	$36,647
Software	3,811	3,580
Leasehold Improvements	3,266	3,123
	44,267	43,350
Less: accumulated depreciation	41,521	39,512
	$2,746	$3,838

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Depreciation expense was $2.0 million, $3.3 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

 NOTE 5—ASSET-BASED LENDING FACILITY

On June 16, 2006 the Company amended the line of credit facility.  The line was reduced to $20 million from $40 million, reflecting management’s belief that there was no need for the higher level of funding, thereby reducing associated costs.  The amendment extended the termination of the Financing Agreement from July 31, 2006 to July 31, 2007.  The Administrative Management Fee, the Early Termination Fee and the Line of Credit Fee have all been eliminated.  Since November 2, 2005, the interest rate has been calculated using the lesser of Prime +.50% or LIBOR plus 2.75% based on unpaid principal.  The minimum borrowing base threshold has been eliminated as of November 4, 2005.  As of December 31, 2006, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $3.8 million was available for borrowing as of December 31, 2006.  The unused line fee has been eliminated beginning June 1, 2006.  The unused line fee and other associated fees, including the float and wire fees, were approximately $77,000 and $136,000 for the years ended December 31, 2006 and December 31, 2005, respectively.  This line of credit involves covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations of operating leases exceeding $9 million annually and spending limits on capital expenditures exceeding $8 million annually.  As of December 31, 2006, the Company was in compliance with the covenants.  This credit facility was cancelled effective February 12, 2007.  The CIT will hold $100,000 in escrow for 90 days after the effective date.

 NOTE 6—PURCHASE OF TREASURY STOCK

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common stock outstanding, or approximately 3.2 million shares. The Company did not repurchase shares of its common stock during the years ended December 31, 2006 or 2005. For the year ended December 31, 2003, the Company had repurchased, in the open market, 392,200 shares of its common stock at an average price of $3.08 per share for an aggregate purchase amount of $1.2 million. For the year ended December 31, 2002, the Company had repurchased, in the open market, 1,611,700 shares of its common stock at an average price of $3.81 per share for an aggregate purchase amount of $6.1 million. As of December 31, 2006 authorization for repurchase relates to approximately 93,000 shares of common stock.

As Treasury Shares have been depleted through issuance upon stock option exercises and to the Employee Stock Purchase Plan (the “ESPP”), on October 2, 2006, the Company created common stock reserves for issuance of authorized but unissued shares.  The initial reserve for stock option exercise was 3,500,000 and the reserve for the ESPP is 250,000 shares.

As of December 31, 2006, 2,924,453 reserve shares remain for stock option exercise and 250,000 reserve shares remain for ESPP shares. As of January 2007 all Treasury Shares were fully depleted.

 NOTE 7—SHAREHOLDERS’ EQUITY

Stock Option Plans

In 1994, the Company adopted a stock option plan which provides for the granting of options, to officers and key employees, for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights (“SARs”). Options and SARs generally expire ten years from the date of grant and become exercisable in specified amounts during the life of the respective options. No SARs have been granted as of December 31, 2006. There were no shares available as of December 31, 2005 or 2004 for the 1994 stock option plan.

In May 2004, the Company received shareholder approval and adopted the 2004 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). This plan replaced the 1994 Stock Option and Appreciation Plan and provides for a maximum number of 3,500,000 shares of common stock issuable under the plan. These awards may be stock options, stock appreciation rights, restricted stock or performance share awards. This Plan is scheduled to expire on May 19, 2014. As of December 31, 2006 and 2005, there were 2,711,500 and 2,976,500 shares, respectively, available for awards under the Omnibus Plan, respectively.

The Company also has a non-qualified Directors’ stock option plan (the “Directors’ Plan”). In 1998, the Company amended the Directors’ Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of the Company’s common stock and (ii) shall receive annual grants to purchase an additional 10,000 shares of its common stock. The Directors’ Plan originally was to expire on March 4, 2001 and was extended by the Board of Directors and Shareholders through March 6, 2007. There were 24,000, 74,000, and 184,000 shares of common stock available for grant at December 31, 2006, 2005 and 2004, respectively, under the Directors’ Plan.

A summary of the status of all the Company’s stock option plans as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates is presented below:

	2006		2005		2004
Options (Twelve Months)	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price

Outstanding January	2,675	$3.69	3,656	$4.23	3,845	$4.08
Granted	315	$4.39	473	$3.88	276	$3.88
Exercised	(1,393)	$3.53	(729)	$3.17	(321)	$2.40
Canceled/forfeited/expired	(310)	$5.09	(725)	$4.40	(144)	$3.68
Outstanding December 31	1,287	$3.72	2,675	$3.69	3,656	$4.23
Options exercisable December 31	1,074	$3.61	2,500	$3.66	2,326	$4.49
Weighted average fair value of options granted during the twelve months ended December 31		$2.47		$1.75		$1.68

The following information applies to options outstanding at December 31, 2006:

Range of exercise prices	Outstanding as of December 31, 2006 (000’s)	Weighted Average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2006 (000”s)	Weighted average exercise price

0.00-4.55	1,247	5.5	$3.69	1,074	$3.61
4.55-9.10	40	4.2	4.70	0	0.00
	1,287	5.5	$3.72	1,074	$3.61

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model. The following weighted-average assumptions were used for grants in the nine months ended December 31, 2006: expected volatility of 37%; a risk-free interest rate of 5.00%; and an expected life of 1.20 years. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free rate is based on the US Treasury rates at the close of the quarter with maturity dates approximately equal to the expected life at the grant date. The expected volatility is based on the historical volatility of the Company’s stock.

Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2006 was $5,241,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $357,436 for the same period. As the Company currently has a full valuation allowance with respect to its deferred tax assets, no tax benefit from the options are recognized at this time. If the Company determines that it is more likely than not that it will recognize a tax benefit from the exercise of the options, then this amount would generally reflect the overall tax benefit.

Warrants

The Company issued 150,001 warrants in 2003 to one major shareholder to purchase shares of its common stock. The exercise price of such warrants is $3.89, representing the fair value of the Company’s common stock at the date of grant. As of December 31, 2006, 150,001 warrants were exercised and cash received was $584,000.

Adoption of FAS 123R

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

FAS123R attempts to estimate employee compensation by forecasting the future stock price at an estimated point in time. Given the sale of Chimes and Commercial, the Company can more accurately estimate the ending share price based on the aggregate amount of distribution range per share as well as the expected term (see Definitive Proxy Statement Form DEFM14A filed 1/5/2007).  Using the midpoint of the liquidating distribution range, we determined that FAS123R estimated compensation expense for stock option plans in 2006 should be $207,000.  Therefore the expense booked for the first three quarters of 2006 was reduced by approximately $186,000 in the fourth quarter.

On December 31, 2006, the Company has three share-based compensation plans and an Employee Stock Purchase Plan (“ESPP”) which are described below. The compensation cost that has been charged against income for the three months and year ended December 31, 2006 was $(186,000) and $286,000 respectively, comprised of $0 and $79,000 ESPP and $(186,000) and $207,000 for stock option plans. This reduced earnings from continuing operations before and after taxes and net earnings.  Basic and diluted net earnings per common share for the three months ended December 31, 2006 increased $.01 and for year ended December 2006 were decreased by $.01 respectively as a result of adopting this pronouncement. As the Company has a net operating loss carryforward and has established a full valuation allowance on its deferred tax assets, there is no current tax benefit associated with the accrued compensation expense for this quarter

As of December 31, 2006, there was $31,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under these plans; that cost is expected to be recognized in the first quarter of 2007.

The Company’s ESPP purchases shares quarterly at a 15% discount from the lower of the opening and closing stock prices for the period. The shares are purchased at a fixed discount and therefore give rise to a liability under FAS 123R.  The FAS 123R expense for fourth quarter ESPP withholdings to be purchased in the first quarter 2007 will be $38,000.  Shares are purchased the first business day after the end of each quarter. There were 1,916,332 shares of common stock available for purchase after January 3, 2007 under the ESPP Plan.

The company has discontinued the ESPP as of the end of fourth quarter 2006.  The last contributions were accepted thru December 31, 2006 and the final purchase for ESPP was made on  January 3, 2007.

Loans to Officers

Prior to the adoption of FIN 44 and the Sarbanes-Oxley Act of 2002, certain officers had the right to borrow from the Company against the exercise price of options exercised. As of December 31, 2005 and 2004, total outstanding borrowings, pertaining to one officer, amounted to $100,000 which borrowings occurred in 1999.  This balance was repaid in 2006.

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

NOTE 8—INCOME TAXES

The following is a geographical breakdown of the Company’s loss before taxes:

	Year ended December 31
	2006	2005	2004
	(in thousands)
Domestic from Continuing Operations	$678	$(29,552)	$(31,576)
Domestic from Discontinuing Operations	$(18,022)	$2,365	$4,647
Foreign from Continuing Operations	$4,110	$935	$(888)
Net Income Before Tax	$(13,234)	$(26,252)	$(27,817)

The provision for income taxes/(benefit) consists of the following for the years ended December 31:

	2006	2005	2004
Current
Federal Tax Continuing Operations	—	(7)	(1,179)
Federal Tax Discontinued Operations	—	—	(2)
State Tax Continuing Operations	—	400	(314)
State Tax Discontinued Operations	129	170	59
Foreign Tax Continuing Operations	72	39	—
Total Current	201	602	(1,436)

Deferred
Federal Tax Continuing Operations	—	16,698	(3,985)
Federal Tax Discontinued Operations	—	2,068	1,666
State Tax Continuing Operations	—	—	2,000
State Tax Discontinued Operations	—	800	(935)
Total Deferred	—	19,566	(1,254)
Total Income Tax Expense	201	20,168	(2,690)

Deferred tax assets and liabilities consist of the following at December 31:

	2006	2005
	(in thousands)
Deferred tax liabilities
Payroll credit receivable, Foreign	(2,869)	(1,997)
Amortization of intangibles	—	(764)
Prepaid insurance	(9)	(506)
Total deferred tax liabilities	$(2,878)	$(3,267)
Deferred tax assets
Federal and state net operating losses	41,065	32,474
Foreign net operating losses	1,689	2,767
Capital losses	11,978	1,315
Depreciation	1,618	1,621
Amortization of intangibles, Foreign	5,880	5,915
Accrued payroll and benefits	2,159	2,409
Allowance for doubtful accounts	1,446	1,081
Restructuring charges	—	257
Other	613	529
Net deferred tax assets before valuation allowance	63,570	45,101
Valuation allowance	(63,570)	(45,101)
Net deferred tax assets	$—	$—

In accordance with paragraph 41 of FASB 109, the Company has allocated the valuation allowance, on a pro rata basis, between current and non current deferred tax assets.

A reconciliation of income taxes/(benefit), as reflected in the accompanying statements, with the statutory Federal income tax rate of 35% for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(in thousands)
Statutory Federal income taxes	$(4,894)	$(10,016)	$(11,362)
State and local income taxes/(benefit), net of Federal tax effect	85	(260)	(1,096)
Sale of stock — RGII and AIM	(14,019)
Goodwill impairment	2,360	—	5,391
Foreign rate differential Change of control expenses	(1.366 —)	3,579	—
Adjustment of deferred taxes Change in valuation allowance	18,469	23,965	4,635
Other, net	(434)	(138)	(1,046)
	$201	$17,130	$(3,478)

The following table summarizes the changes in the historical valuation allowance for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Valuation Allowance at beginning of year	45,101	13,793	11,612
Reclassification to conform to 2005 presentation of foreign tax items	—	5,186	—
Adjusted valuation allowance at beginning of year	45,101	18,979	11,612
Reserve on current year tax assets charged to expense	18,469	7,272	2,852
Reserve on prior year tax assets charged to expense		19,566	780
Changes in fully reserved assets and other		(716)	(1,451)
Valuation Allowance at end of year	63,570	45,101	13,793

The Company has significant deferred tax assets from federal, state, and foreign net operating loss carryforwards and capital loss carryforwards. At December 31, 2006 and December 31, 2005 the Company had a Federal net operating loss carryforward of approximately $106 million and $81 million respectively; $11.4 million expires in 2022, $18.3 million expires in 2023, $18.6 million expires in 2024, and $19.6 million expires in 2025.  The net operating loss carryforwards include stock option deductions.  The tax benefit related to the stock option deductions will be a credit to additional paid-in capital when realized once the amount reduces current taxes payable.

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

At December 31, 2006, certain foreign subsidiaries of the Company had net operating loss carryforwards totaling approximately $6.1 million (including $4.6 million in Canada, $1.4 million in the United Kingdom and $0.1 million in other countries); $1.6 million expires in 2006, $1.1 million expires in 2007, $1.8 million expires in 2008, $1.6 million expires in 2011, $0.6 million expires in 2012, and the remainder has no expiration. A full valuation allowance has been recorded on the foreign taxes due to the uncertainty of the realization of certain tax benefits from these net operating loss carryforwards.

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

The Company assesses the likelihood of the ultimate determination of various contingent tax liabilities that arise in many different taxing jurisdictions. These tax matters can be complex in nature and uncertain as to the ultimate outcome. The Company establishes reserves for tax contingencies when it believes that an unfavorable outcome is likely to occur and the liability can be reasonably estimated. Although the Company believes these positions are fully supportable, the likelihood of potential challenges and sustainability of such challenges upon examination are considered. The Company had reserves for tax contingencies at December 31, 2006 and December 31, 2005 of approximately $1.2 million. Changes in the Company’s tax reserves have occurred and are likely to continue to occur as changes occur in the current facts and circumstances.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation  No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company will adopt the provisions of recently issued FASB Interpretation 48.  The Company does not expect that adoption will materially affect our consolidated financial statements.  The Company believes upon the adoption of FIN 48, a tax contingency reserve of approximately $150,000 will be established related to various Federal, Foreign and State income tax matters.

NOTE 9—EARNINGS/(LOSS) PER SHARE DISCLOSURES

	Twelve Months Ended
	December 31 , 2006	December 31 , 2005	December 31, 2004
Numerator:
Net income/(loss) from operations - (000)	$4,584	$(45,749)	$(29,030)
Net income/(loss) from discontinued operations - (000)	$(18,022	$(671)	$3858
Net income/(loss) - (000)	$(13,438)	$(46,420)	$(25,172)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	32,444,000	31,399,000	30,870,000
Effect of stock options	170,000
Diluted earnings/(loss) per share:
Denominator for diluted earnings per share - adjusted weighted average shares outstanding and assumed conversions	32,614,000	31,399,000	30,870,000
Basic earnings/(loss) per share from continuing operations	$0.14	$(1.46)	$(0.94)
Basic loss per share from discontinued operations	$(0.56)	$(0.02)	$0.12
Basic earnings/(loss) per share	$(0.41)	$(1.48)	$(0.82)
Diluted earnings/(loss) per share from continuing operations	$0.14	$(1.46)	$(0.94)
Diluted loss per share from discontinued operations	$(0.55)	$(0.02)	$0.12
Diluted earnings/(loss) per share	$(0.41)	$(1.48)	$(0.82)

The computation of diluted loss per share excludes all options because they are antidilutive.  For the year ended December 31, 2006 there were 40,000 options excluded with an average exercise price of $4.70.  During 2005, there were 1,903,000 excluded options outstanding with a weighted average exercise price of $2.45 per share at December 31, 2005.  At December 31, 2004, there were 3,656,000 excluded options outstanding with a weighted average exercise price of $4.23 per share.

NOTE 10—SEGMENT INFORMATION

During the fourth quarter of 2004, the Company completed a restructuring initiative whereby the Company’s business model was realigned, effective January 1, 2005, around its three distinct segments of clients: Commercial, Federal Government and Vendor Management services (Chimes).  This realigned business model was designed to deliver improved operational performance for the Company and reduce annual operating costs. On September 29, 2006 upon the sale of RGII, the Federal Government sector was removed from this disclosure.  All prior year amounts reported in this footnote have been changed to reflect this.

Income/(loss) before income tax benefit consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets/investments, change of control charges, restructuring charges, special charges/(credits), the write-off of  assets and a terminated project, amortization of intangibles and goodwill impairment. These exclusions total expense of $15.7 million, $23.4 million and $21.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Long-term assets include goodwill, intangibles and property, plant and equipment. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

BY LINE OF BUSINESS
	2006	2005	2004
(dollars in thousands)
Revenues :
Commercial	$180,471	$195,435	$191,096
Chimes	31,519	28,421	23,092
Total Revenues	$211,990	$223,856	$214,188

Gross Profit :
Commercial	$40,019	$36,786	$38,004
Chimes	30,780	27,483	21,696
Total Gross Profit	$70,799	$64,269	$59,700
%	33.4%	28.7%	27.9%

Operating Income :
Commercial	$16,956	$8,155	$8,350
Chimes	5,458	5,801	1,420
Total Operating Income	$22,414	$13,956	$9,770
%	10.6%	6.2%	4.6%

Corporate Allocation :
Commercial	$16,943	$17,026	$15,371
Chimes	2,967	2,791	2,035
Total Corporate Allocation	$19,910	$19,817	$17,406
%	9.4%	8.9%	8.1%

Total Income / (Loss) before Income Taxes / (Benefit) :
Commercial	$13	$(8,871)	$(7,021)
Chimes	2,491	3,010	(615)
Total Income / (Loss) before Income Taxes/(Benefit)	$2,504	$(5,861)	$(7,636)
%	1.2%	-2.6%	-3.6%

Assets:
Commercial	$105,686	$59,758	$93,158
Chimes	20,086	37,745	12,747
Total Assets	$125,772	$97,503	$105,905

Depreciation Expense:
Commercial	$1,378	$2,339	$2,858
Chimes	677	933	1,532
Total Depreciation	$2,055	$3,272	$4,390

Reconciliation of Segments Loss before Income Tax Benefit to Consolidated Loss Before Income Tax Benefit:

	2006	2005	2004
	(in thousands)

Total segment income/(loss) before income taxes/(benefit) :	$2,504	$(5,861)	(7,636)
Adjustments :
Corporate allocation to Discontinued Operations	—	(1,809)	(1,767)
Restructuring charges	41	(2,150)	(2,859)
SERP/Change of Control	—	(13,247)	—
Special charges	(367)	(5,135)	939
Amortization of intangibles	—	(79)	(189)
Net/gain(loss) on investments	—	(1,180)	—
Sale of Assets	394	—	—
Net interest income	2,213	811	321
interest expense	—	(6)	(82)
Goodwill impairment	—	—	(20,306)
Write-off of assets	—	—	(910)
Loss from Disc Ops	(18,022)	(634)	3,884
Minority interest	—	—	(45)
Total adjustments	(15,741)	(23,429)	(21,014)
Consolidated income/(loss) before income taxes/(benefit)	$(13,237)	$(29,290)	(28,650)

BY GEOGRAPHIC AREA *
(in thousands)	2006	2005	2004

REVENUE
United States	$178,174	$187,640	$186,186
Canada	33,585	35,614	27,592
Europe	—	262	272
India	30	236	138
Puerto Rico	201	104	—
Total Revenue	$211,990	$223,856	$214,188

LONG-TERM ASSETS
United States	$1,168	$3,887	$20,627
Canada	1,550	1,915	1,211
India	28	46	41
Total Long-Term Assets	$2,746	$5,848	$21,879

*                    Revenue is generated for each geographic segment based on the locale of the client.

NOTE 11—SAVINGS PLAN AND OTHER RETIREMENT PLANS

Until October 2005, the Company maintained a defined contribution savings plan covering eligible employees. The Company made contributions up to a specific percentage of participants’ contributions. The Company contributed approximately $0.5 million, $1.4 million, $1.4 million in 2006, 2005 and 2004, respectively.

In 2004, the Company maintained a Supplemental Executive Retirement Plan (SERP), whereby key executives were entitled to receive payments upon reaching the age of 65 and being in the employment of the Company. Benefits accrue and vest based on a formula which includes total years with the Company and total years until age 65. In the event of a change of control, as defined in the SERP Plan, this event would result in an immediate vesting of the retirement benefit. The Plan is nonqualified and not formally funded. Life insurance policies on the members are purchased to assist in funding the cost. The cumulative accrued liability for the SERP is determined based on the Unit Credit Method by using a discount rate of 9% until age 65 for each participant. This plan was terminated as a result of the change of control of the Company in October 2005, and the related payment of all existing SERP assets to participants in the fourth quarter of 2005. The sale of the SERP investments generated approximately $4.7 million of proceeds and resulted in a loss on sale of approximately $1.2 million in the fourth quarter of 2005. The SERP expense was charged to operations during the remaining service lives of the members and was $79,000 in 2005, and $480,000 in 2004.

The following represents the fair value (included in Other Non-current Assets) and unrealized gain/ (loss) for the deferred compensation plan as of December 31, 2006 and 2005 (amounts in thousands):

	For the years ended
	December 31, 2006 *	December 31, 2005
	Fair Value
Money market funds	-	365
Debt securities issed by the US Treasury	-	260
Mortgage-backed securities	-	270
Equity securities	-	685
Other	-	9
Total	$-	$1,589

*                    Until December 2006, the Company maintained a Deferred Compensation Plan for key executives that permit the individuals to defer a portion of their annual salary or bonus for a period of at least five years. There is no effect on the Company’s operating results since any amounts deferred under the plan are expensed in the period incurred. Amounts deferred amounted to $1.8 million and $1.6 million as of December 31, 2006 and 2005, respectively.  As of December 31, 2006 the assets of the deferred compensation plan has been liquidated and payments will be made to individuals on January 31, 2007.  This liability is presented on the balance sheet as $1.8 million in Short Term Deferred Compensation.

During 1999, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10 percent of eligible compensation. Quarterly, participant account balances are used to purchase shares of stock at 85 percent of its fair market value on either the first or last trading day of each calendar quarter. A total of 4 million shares were approved, with approximately 2.0 million available for purchase under the plan at December 31, 2006. There were 125,443, 200,102, and 171,222 shares purchased under the plan in 2006, 2005 and 2004, respectively.

NOTE 12—COMMITMENTS

 Leases

The Company leases office space and equipment under long-term operating leases expiring through 2012. As of December 31, 2005, approximate minimum rental commitments were as follows:

Year ending	(in thousands)
2007	$2,549
2008	523
2009	425
2010	346
Thereafter	294
$4,137

Office rentals are subject to escalations based on increases in real estate taxes and operating expenses. Rent expense, net of sublease income of approximately $ 0.00, $16,000 and $131,000 for December 31, 2006, 2005 and 2004, respectively, for operating leases approximated $3.9 million, $7.5 million and $5.7 million in the years ended December 31, 2006, 2005 and 2004, respectively..

As a result of the recent sales of the Company’s Commercial division and Chimes Subsidiary on February 16th 2007 the Company is no longer responsible for certain property lease obligations.  After that date the Company continues to be responsible for the following property locations:  New Jersey, Minnesota, Connecticut, Ohio, Washington, Georgia, Indianapolis, New York, Colorado, Michigan, Florida, Illinois, Alberta Canada, and London, England with aggregate of approximately 42,450 square feet.  After that date operating leases are as follows:

	Obligation Due
(dollars in thousands)	Total Amount	1 Year	2-3 Years	4-5 Years	Over 5 Years
Operating Leases	$1,331	$803	$268	$223	$37

Other

In 2003, the Company entered into a separation package with the Company’s former CEO which contained a commitment for the Company to provide continued medical coverage until age 75, with remaining payments totaling approximately $38,000 at December 31, 2006.

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For the years ended December 31, 2006 and 2005, selected quarterly financial data is as follows:

	Quarters				YTD
(in thousands except per share data)	First	Second	Third	Fourth	Total

2006
Revenues	$53,280	$53,699	$52,619	$52,392	$211,990
Direct Cost	36,384	36,241	35,064	33,502	141,191
Gross Profit	16,896	17,458	17,555	18,890	70,799
Selling, general and administrative	17,224	17,082	17,452	16,537	68,295
Restructuring charges	—	1	(32)	(10)	(41)
Sale of Assets	(6)	6	(394)	—	(394)
Special charges/(credits)		280	87	—	367
Income/(Loss) from continuing operations	(322)	89	443	2,362	2,572
Interest income/(expense)—Net	335	446	526	906	2,213
(Loss)/profits before income taxes	13	535	969	3,268	4,785
Income taxes/(benefit)	34	37	79	51	201
Loss from Discontiuned Ops	779	(14,551)	(4,239)	(11)	(18,022)
Net Income/(Loss)	758	(14,053)	(3,349)	3,206	(13,438)
Earning/(Loss) per share(basic and diluted):	$0.02	$(0.44)	$(0.10)	$(1.26)	$(0.41)

	Quarters				YTD
	First	Second	Third	Fourth	Total

2005
Revenues	$55,034	$57,660	$56,557	$54,605	$223,856
Direct Cost	39,463	41,646	39,799	38,679	159,587
Gross Profit	15,571	16,014	16,758	15,926	64,269
Selling, general and administrative	16,885	16,843	18,858	19,316	71,902
Restructuring charges	—	142	574	1,434	2,150
SERP/Change of Control	—	—	—	13,247	13,247
Special charges/(credits)	(675)	(257)	5,414	653	5,135
Amortization of intangibles	47	31	—	1	79
Income/(Loss) from operations	(686)	(745)	(8,088)	(18,725)	(28,244)
Loss on Investments	—	—	—	(1,180)	(1,180)
Interest income/(expense)—Net	146	131	260	268	805
(Loss)/profits before income taxes	(540)	(614)	(7,828)	(19,637)	(28,619)
Income taxes/(benefit)	171	(455)	128	17,286	17,130
Loss from Discontiuned Ops*	1,043	411	617	(2,742)	(671)
Net Income/(Loss)	$332	$252	$(7,339)	$(39,665)	(46,420)
Earning/(Loss) per share(basic and diluted):	$0.01	$0.00	$(0.23)	$(1.24)	$(1.48)

* This includes tax (expense)/benefit of $0 in 2006 and $(3,038) in 2005 (000’s omitted).

 NOTE 14—RESTRUCTURING CHARGES

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

	Remaining at		Remaining at
(dollars in thousands)	December 31, 2005	Paid	December 31, 2006

Severance:
Canada	$401	$(401)	$—
United States	9	(9)	—
Total Severance	$410	$(410)	$—
Lease Obligations :
United States	$530	$(530)	$—
Total	$940	$(940)	$—

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

	Remaining at	Paid	Remaining at
(dollars in thousands)	December 31, 2005		December 31, 2006

Severance :
Canada	$383	$(383)	$—
United States	107	(107)	—
Total Severance	$490	$(490)	$—

Lease Obligations :
United States	$12	$(12)	$—
United Kingdom	85	(24)	61	*
Canada	141	(141)	—
Total Lease Obligations	$238	$(177)	$61

Total	$728	$(667)	$61

 * To be paid in February 2007.

 NOTE 15—ACQUISITIONS AND SALE OF SUBSIDIARIES

On April 1, 2004, RGII acquired Automated Information Management, Inc. (“AIM”). The cash transaction was valued at approximately $13.8 million plus an adjustment to purchase price for excess working capital of approximately $2.0 million.  AIM was included in sale of RGII.

On June 22, 2005, the Company sold their Xpress Software Solution to Redtail Solutions Inc. for approximately $400,000 in cash. The gain from this transaction was approximately $327,000 and was recorded by the Company in the second quarter of 2005.

NOTE 16—CHANGE OF CONTROL AND OTHER SPECIAL CHARGES

For the fiscal year 2006, the company recorded a total of $367,000 special charges.   In connection with the review of strategic alternatives the company recorded $87,000 and $280,000 of special charges related to the sale of Chimes.

   For fiscal year 2005, In the fourth quarter of 2005, the Company recorded a charge of approximately $13.2 million related to the change of control resulting from the removal of the Company’s then existing Board of Directors. The Company recorded special charges/(credits) of $5.1 million primarily pertaining to expenses associated with two proxy contests (including approximately $0.5 million paid to reimburse participants in the proxy contest for costs incurred therein) and merger-related charges pertaining to the proposed merger with Analysts International Corp., which was not approved by the Company’s shareholders at the September 2, 2005 special meeting.

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

NOTE 17—COMPREHENSIVE INCOME/(LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“FAS 130”), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended
	December 31	December 31	December 31,
(dollars in thousands)	2006	2005	2004
Comprehensive income/(loss) :
Net income/(loss)	$(13,438)	$(46,420)	$(25,172)
Other comperhensive income/(loss)- foreign currency adjustment	(9)	293	264
Realized loss on SERP investments	—	1,180	—
Unrealized gain/(loss) on SERP investments	—	84	325
Comprehensive income/(loss)	$(13,447)	$(44,863)	$(24,583)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

(dollars in thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2004	(936)	(1,264)	(2,200)
Other comprehensive income (loss)	293	1,264	1,557
Balance at December 31, 2005	(643)	—	(643)
Other comprehensive income/(loss)	(9)	—	(9)
Balance at December 31, 2006	(652)	—	(652)

 NOTE 18—SALE OF ASSETS

On September 30, 2006, the Company sold a condo in Sunny Isles Beach Florida for $450,000.  Cash of $407,879 was received on October 5, 2006. Closing cost was $42,121. Fixed Assets net of depreciation were $13,453.   A gain on sale of $394,426 was recorded by the Company in the third quarter of 2006.

NOTE 19—LEGAL MATTERS

The Company is involved in various and routine litigation matters, which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position.

NOTE 20— REFUNDABLE TAX CREDIT

The Quebec Government (“Revenu Quebec”) through Invest Quebec has granted the Company’s Montreal Outsourcing Centre (“MOC”) a refundable tax credit (“The Program”) on certain qualifying job positions in Information Technology.  This Program has been available to the MOC since 2002.  The outstanding receivable as of December 31, 2006 and 2005 includes credits relating to 2005 and 2006, and 2004 and 2005, respectively.

NOTE 21— SUBSEQUENT EVENTS

On February 14, 2007, the plan of liquidation and dissolution was approved by the shareholders.  Computer Horizons began implementing the complete liquidation and dissolution of the company after both Chimes and Commercial Asset Sales were completed February 16, 2007.  As a result of this, the Company will change its basis of accounting for the period subsequent to February 16, 2007 from the going concern basis to the liquidation basis.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

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

PART III

Item 10.                                                 Directors and Executive Officers of the Registrant

The names and ages of each director of the Company, each of their principal occupations at present and for the past five (5) years and certain other information about each of the directors are set forth below:

Name	Age	Director Since
ERIC ROSENFELD has served as the general partner of Crescendo Partners, L.P., a New York-based investment firm, since November 1998. Mr. Rosenfeld also currently serves as Chairman of the Board, Chief Executive Officer and President of Arpeggio Acquisition Corporation. In addition, he serves on the Boards of CPI Aerostructures, Inc., as Chairman; and as Director at Sierra Systems Inc. and Emergis Inc. Prior, Mr. Rosenfeld was a Managing Director at CIBC Oppenheimer, a financial services firm, and its predecessor company Oppenheimer & Co., Inc.	49	2005

KARL L. MEYER recently retired as Chairman of the board and president of Ermis Maritime Holdings Limited, an owner and operator of ocean going tankers. Previously, he held similar positions with Homeport Bancorp, Inc. (1991—2000), a single bank holding company, and Marine Transport Lines, Inc., the owner and operator of 58 vessels, from April 1986 to December 1989. Prior to that, Mr. Meyer was Managing Director of Diogenes Management Company, an investment advisory company, from July 1995 to 2004. He served as a director of Stelmar Shipping Inc., BT Shipping Limited from May 2003 to May 2004, and Computer Horizons from October 2005 to present.

	68	2005

FRANK J. TANKI served as a director of Acceris Communications Inc., a broad based telecommunications company, from May 2004 to March 2005. Prior to Mr. Tanki’s retirement in 2000, he spent 36 years with Coopers & Lybrand (now Price Waterhouse Coopers) and retired in 1998 as a Senior Partner in the Business Assurance practice. Mr. Tanki is presently on the board of directors of MonoSol RX and Media Sciences International, Inc. During his career, he was a member of the firm’s Executive Committee, Director of Accounting and SEC Technical Services and Partner-In-Charge of the New York practice group.

	66	2005

WILLEM VAN RIJN has served as Senior Advisor to the founder and management committee of Capco, an operations and technology consulting and solutions firm since 2002. Prior to joining Capco, Mr. van Rijn was a Senior Partner with Price Waterhouse Coopers, and its predecessor Coopers & Lybrand, where he served as the Managing Partner of the Japanese financial services consulting practice from 1998 to 2002, and the global strategy and financial risk management consulting practice from 1995 to 1998. Mr. van Rijn is also a member of the Board of Directors of Media Sciences International Inc. (Nasdaq “MSII”)

	57	2005

ROBERT F. WALTERS was an Executive Vice President and Chief Information Officer of John Hancock Financial Services (1995—2004), when it was acquired by ManuLife of Toronto, Canada. Prior to joining John Hancock, Mr. Walters held a variety of senior information technology positions at Citicorp, in the US, London and Brussels. He was the Chief Information Officer of European technology, managing the technology operations of businesses in 14 countries in Western Europe.	56	2005

Additional Executive Officers of the Company Who Are Not Directors:

Name	Age
Dennis J. Conroy	61

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

Brian A. Delle Donne	50

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

Barbara Moss	54

Barbara Moss has been Chief Financial Officer of the company since April 2006. Prior to joining CHC, Ms. Moss served as: Vice President of Client Services at i2 Technologies; Chief Operating Officer at NextGenMarkets, Inc, and Senior Vice President, Information Technology and Chief Information Officer at Alliant Exchange Corporation; and Vice President, Controller and Chief Compliance Officer at Compaq Corporation.  Ms. Moss has a MBA in finance from Bernard Baruch College and a B.S. in Business Administration from Geneva College.

Marci Braunstein	40

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

Item 11.                 Executive Compensation

The following table sets forth the compensation paid by the Company for the fiscal years indicated, to the Chief Executive Officer and to each of the Company’s other executive officers, whose combined salary and bonus exceeded $100,000, (together, the “named executive officers”), as of December 31, 2006.

Summary Compensation Table

As of December 31, 2006

					Long-Term Compensation
	Annual Compensation				Awards	Payouts
	Year	Salary (3)	Bonus(1)	Other Annual Compen- sation	Securities Underlying Options/SARs	LTIP Payouts	All Other Compen- sations (2)
Dennis Controy	2006	$365,000	—	—	—	—	$14,201
President and	2005	74,658	—	—	100,000	—	3,500
Chief Executive Officer
Brian A. Delle Donne	2006	$275,000	—	—	—	—	$14,234
Executive Vice President and	2005	56,249	$7,673	—	75,000	—	3,500
Chief Executive Officer
Barbara Moss	2006	$198,019	$100,000	—	—	—	$37,726
Chief Financial Officer	—
Marci Braunstein	2006	$151,250	$72,337	—	—	—	$1,967
Corporate Controller	2005	11,818

(1)                Barbara Moss was awarded a retention bonus of $100,000 in 2006 which was paid on December 31, 2006 in one lump sum payment.  Marci Braunstein was awarded a retention bonus of $70,000 in 2006 which was paid on December 31, 2006 in one lump sum payment.  Mrs. Braunstein also received a one-time Standing Ovation bonus in the amount of $2,337.  In connection with his appointment of Chief Operating Officer, Brain Delle Donne was awarded a one-time bonus in 2005 in the amount of $7,673.

(2)             The Company sponsors and pays in full basic life and accidental death & dismemberment insurance policies for all benefit eligible employees in the amount of one times base salary up to a maximum of $150,000. The premiums remitted for these policies in 2006 were $234 for Messrs Conroy, Delle Donne and Mrs. Braunstein, and an additional $176 for Ms. Moss. Under each such insurance policy, the insured has the right to designate the beneficiaries.

The Company maintains a defined contribution (401K) savings plan. Full-time salaried employees are eligible to participate in the Plan following the completion of six months of continued service. The Company contributes $.50 for every dollar contributed by all participating salaried employees up to 4% of each employee’s semi-monthly salary deferral. The maximum match allowable by the Plan in 2005 was $4,200. In 2006, Mr. Conroy received a company match in the amount of $1,967.  Mr. Delle Donne received a company match in the amount of $2,000.  Mrs. Braunstein received a company match in the amount of $1,733.

Dennis Conroy received $1,000 monthly in 2006 for an auto lease allowance, for a combined total of $12,000 during 2006. Brian Delle Donne received $1,000 monthly in 2006 for an auto lease allowance, for a combined total of $12,000 during 2006.  Barbara Moss received $4,000 in compensation for an auto lease allowance during 2006.

(3)             Barbara Moss began employment in April 2006. The agreement provides for an annual salary at a rate of $200,000.  Included in Ms. Moss’s 2006 salary is compensation in the amount of $47,250 in total compensation during 2006 as an independent contractor prior to becoming Chief Financial Officer in April 2006.  Marci Braunstein received a salary increase of $30,000 in April 2006, making her new annual salary $160,000.

There were no stock options granted to the named executive officers in 2006. Therefore there are no hypothetical gains or option spreads that would exist for the options.

The following table sets forth certain information concerning stock options exercised in 2006 or held as of the end of the year, by the named executive officers. Such options were granted under the Company’s 1994 Incentive Stock Option and Appreciation Plans, and 2004 Omnibus Incentive Compensation Plan. No stock appreciation rights have been granted under either Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND DECEMBER 31, 2006 OPTION VALUES

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at 12/31/06		Value of Unexercised In-the Money Options at 12/31/06
Name	on Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dennis Conroy	—	—	75,962	24,038	$27,346	$8,654
Brian A. Delle Donne	—	—	50,962	24,038	$18,346	$8,654
Barbara Moss	—	—	—	—	$—	$—
Marci Braunstein	—	—	—	—	$—	$—

*                    No options were exercised during 2006 by named executive officers.

Employment Agreements

February 7, 2007 Barbara Moss accepted an employment agreement to continue employment through December 31, 2007.  She will continue to receive her regular wages and other compensation determined in her retention bonus agreement.  She will also receive relocation expenses no greater than $5,000 to relocate back to Florida, Ms. Moss has agreed to travel to New Jersey for short-term stays as business needs dictate.   Ms. Moss will also receive pay out for current period accrued but unused vacation not to exceed two weeks base salary post-employment per company policy, and severance pay in the amount of $75,000.

Marci Braunstein was party to an amended employment agreement made effective on April 17, 2006 whereas, Mrs. Braunstein shall be employed by the Company for a one-year period beginning on November 29, 2005. In the event that the Company does not intend to renew Mrs. Braunstein’s employment at the end of this term, the Company shall notify Mrs. Braunstein in writing at least one month prior to the expiration of the Employment Term.  The Agreement provided, among other things, for an annual salary at the rate of $160,000, with such increases and bonuses, if any, as the Board of Directors may determine, together with participation in all benefit plans in which members of the Company’s senior management generally are entitled to participate. Mrs Braunstein was also awarded a $70,000 retention bonus in 2006. The Agreement also provided that, should the Agreement be terminated by the Company on or prior to the expiration of the Employment Term other than for Cause, that Mrs. Braunstein would receive a lump sum payment equal to the remainder of the Employment Term or six months, whichever is greater.

On October 20, 2005, in connection with appointment of Dennis J. Conroy as Chief Executive Officer and President of Computer Horizons Corp. (the “Company”), the Company entered into an employment letter (the “Conroy Letter”) with Mr. Conroy, which sets forth terms and provisions governing Mr. Conroy’s employment as Chief Executive Officer and President of the Company.  The Conroy Letter provides for an annual salary of $365,000. In connection with his employment, Mr. Conroy received an option grant to purchase 100,000 shares of the Company’s common stock, $.10 par value, at an exercise price of $4.16 per share pursuant to and in accordance with the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”). Such stock option shall vest and become exercisable as to one-third of such shares on each of October 19, 2006, October 19, 2007 and October 19, 2008. The 2008 vesting was accelerated by the Board of Directors so that all options will be vested as of January 31, 2007. Mr. Conroy will be provided with a car allowance of $1,000 per month and will be eligible for twenty-five paid vacation days per year.

In addition, in connection with appointment of Brian A. Delle Donne as Executive Vice President and Chief Operating Officer of the Company, on October 20, 2005, the Company entered into an employment letter (the “Delle Donne Letter”) with Mr. Delle Donne, which sets forth terms and provisions governing Mr. Delle Donne’s employment as Executive Vice President and Chief Operating Officer of the Company.  The Delle Donne Letter provides for an annual salary of $275,000.  In connection with his employment, Mr. Delle Donne received an option grant to purchase 75,000 shares of the Company’s common stock, $.10 par value, at an exercise price of $4.16 per share pursuant to and in accordance with the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”).  Such stock option shall vest and become exercisable as to one-third of such shares on each of October 19, 2006, October 19, 2007 and

October 19, 2008. The 2008 vesting was accelerated by the Board of Directors so that all options will be vested as of January 31, 2006.   Such stock option shall vest and become exercisable with respect to all of such shares upon a “Change of Control” as such term is defined in the 2004 Plan.  Mr. Delle Donne will be provided with a car allowance of $1,000 per month and will be eligible for twenty-five paid vacation days per year.

On April 28 2006, Michael Shea voluntarily resigned from the Company effective April 28, 2006, foregoing his entitlement to receive a lump sum equal to two times his current base salary and highest bonus (subject to reduction to avoid excise or other taxes) earned during his employment with the Company, as well as continued benefits under the Company’s benefit plans.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Chairman, Robert Walters; Eric Rosenfeld and Willem van Rijn. None of these individuals was at any time during the fiscal year ended December 31, 2006 or at any other time one of our officers or employees.

None of our executive officers serve as a member of the Board of Directors or the compensation committee of any other entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Director Compensation

In 2006, the Company engaged Hewitt Associates to conduct an independent review of Outside Director Compensation. Based upon this study, effective October 18, 2005, the compensation for non-employee Directors has been modified as follows:

•       Per meeting fee for non-employee Directors adjusted from $1,000 to $2,000 which is the median among companies paying Board meeting fees.

•       Annual fees for positions of Audit Committee and Compensation Committee Chair have been adjusted to $8,000 and $5,000 respectively due to stringent corporate governance mandates, responsibilities and time commitments.

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

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column(a)) (c)
Equity compensation plans approved by security holders (2)	1,287,000	$3.72	2,735,500	(1)

(1)             Consists of 2,711,500 shares of the Company’s common stock reserved under the 2004 Omnibus Incentive Compensation Plan and 24,000 shares of the Company’s common stock reserved under the Company’s 1991 Directors’ Stock Option Plan.

(2)             There were no equity compensation plans not approved by security holders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table presents certain information with respect to the beneficial ownership of shares of the Company’s common stock (its only class of voting securities) on December 31, 2006 (except as noted otherwise), by (a) persons owning more than 5% of such shares, (b) each director and person nominated for election as a director (see “Election of Directors”), (c) the named executive officers identified in the Summary Compensation Table, and (d) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares shown as being owned by such person.

Name and Address of Beneficial Owner		Amount Beneficially Owned as of December 31, 2006 (1)	Percent of Class
Eric Rosenfeld	(1)	2,426,600	7.2%
49 Old Bloomfield Avenue	(2)
Mountain Lakes, NJ 07046-1495
Karl L. Meyer 49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495	(1)	25,000	(4)
Frank J. Tanki 49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495	(1)	25,000	(4)
Willem Van Rijn 49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495	(1)	25,000	(4)
Robert F. Walters 49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495	(1)	25,000	(4)
Dennis Conroy 49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495	(1)	75,962	(4)
Brian Delle Donne 49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495	(1)	50,962	(4)
Barbara Moss 49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495		0	(4)
Marci Braunstein 49 Old Bloomfield Avenue Mountain Lakes, NJ 07046-1495		250	(4)

All directors and executive officers as a group (eight persons)	(3)	2,653,774	7.9%

Dimensional Fund Advisors, Inc 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401		2,684,068(5)	8.0%
Boston Avenue Capital 415 South Boston, 9th Floor Tulsa, OK 74103		767,587(6)	2.3%
Regan Partners L.P. 32 E. 57th St.; 20th Floor New York, NY 10022		3,903,274(7)	11.6%
Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019		1,577,200(8)	4.7%
Emancipation Capital LLC 1120 Avenue of the Americas, Suite 1504 New York, NY 10036		2,664,748(9)	7.9%

(1)
Includes shares issuable upon exercise of options granted under the Company’s 2004 Omnibus Incentive Compensation Plan , as follows: Rosenfeld, 5,000; Meyer, 5,000; Tanki, 5,000; Van Rijn, 5,000; Walters, 5,000; Conroy, 75,962; Delle Donne, 50,962.  Includes shares issuable upon exercise of options granted under the 1991 Directors’ Stock Option Plan, as follows: Rosenfeld, 20,000; Meyer, 20,000; Tanki, 20,000; Van Rijn, 20,000; Walters, 20,000

(2)
Includes 2,401,600 shares owned by Crescendo Partners L.P . Crescendo Partners L.P. filed a Schedule 13G Statement with the Securities and Exchange Commission stating that as of October 21, 2005, it may be deemed to have sole voting power and sole dispositive power with respect to 2,401,600 shares of the Company’s common stock with no shared voting power or shared dispositive power.

(3)
Includes all shares issuable upon exercise of options granted under the Company’s 1994 Incentive Stock Option and Appreciation Plan and the Company’s 1991 Directors’ Stock Option Plan, as amended, included in Note 2.

(4)
Less than 1%

(5)
Dimensional Fund Advisors, Inc. filed a Schedule 13G/A Statement with the Securities and Exchange Commission stating that as of December 31, 2006, it may be deemed to have sole voting power and sole dispositive power with respect to 2,684,068 shares of the Company’s common stock with no shared voting power or shared dispositive power.

(6)
Boston Avenue Capital filed a Schedule 13D Statement with the Securities and Exchange Commission stating that as of May 11, 2006 it may be deemed to have sole voting power and sole dispositive power with respect to 2,755,320 shares of the Company’s common stock with no shared voting power or shared dispositive power.

(7)
Regan Partners L.P. and Basil P. Regan filed a Schedule 13G/A Statement with the Securities and Exchange Commission stating that as of December 31, 2006 it may be deemed to have no sole voting power or sole dispositive power and shared voting and shared dispositive power with respect to 767,587 shares of the Company’s common stock.

(8)
Royce & Associates, LLC filed a Schedule 13G/A Statement with the Securities and Exchange Commission stating that as of February 8, 2006, it may be deemed to have sole voting power and sole dispositive power with respect to 1,577,200 shares of the Company’s common stock with no shared voting power or shared dispositive power.

(9)
Emancipation Capital LP, Emancipation Capital LLC, Emancipation Capital Master LTD, Charles Frumberg, and Hurley Capital LLC filed a Schedule 13G/A Statement with the Securities and Exchange Commission stating that as of December, 31, 2006, it may be deemed to have no sole voting power or sole dispositive power and shared voting and shared dispositive power with respect to 2,664,748 shares of the Company’s common stock.

Item 13.                  Certain Relationships and Related Transactions

*There were no related-party transactions during 2006.

Item 14.                  Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $1,332,000 and $1,046,000 in 2006 and 2005, respectively, including fees for the audit of the Company’s annual financial statements included in the Company’s Form 10-K, review of the Company’s quarterly financial statements included in the Company’s Form 10-Q, Sarbanes Oxley Section 404 audit procedures, consents and accounting consultations, and other such services that generally only an independent accountant can provide.

Audit Related Fees

Fees for audit-related services totaled $164,000 and $757,000 in 2006 and 2005, respectively, including acquisition of due diligence, review of the Company’s S-8 filing, Chimes SAS 70 review, and other services traditionally performed by independent accountants.

Tax Fees

Fee for tax services, including tax preparation, compliance and tax planning, totaled $29,000 and $136,000 in 2006 and 2005, respectively.  These amounts include tax preparation and compliance fees of $8,000 and $92,000 in 2006 and 2005, respectively.

Other Fees

None in 2006 and 2005

Grant Thornton LLP (“GT”) previously served as the principal accountants for Computer Horizons Corp. (“the Registrant”).  On November 10, 2006 GT was dismissed by the Registrant.  The dismissal was recommended by the Audit Committee of the Registrant’s Board of Directors.

On November 10, 2006, the Registrant engaged Amper, Politziner & Mattia, P.C. (“APM”) as the Registrant’s principal accountant.  The engagement of APM was recommended by the Audit Committee of the Registrant’s Board of Directors.

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services.  Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  All services have been approved by the Audit Committee, and all audit services performed by GT and APM were performed by permanent, full-time employees of GT and APM.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)     Financial Statements and Financial Statement Schedules

1.		Consolidated financial statements

	•	Reports of independent registered public accounting firm on the consolidated financial statements

	•	Report of independent registered public accounting firm on internal controls

	•	Consolidated balance sheets as of December 3l, 2006 and 2005

	•	Consolidated statements of operations for each of the three years in the period ended December 31, 2006

	•	Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2006

	•	Consolidated statements of cash flows for each of the three years in the period ended December 31, 2006

	•	Notes to consolidated financial statements

Schedule II Valuation and qualifying accounts for the years ended December 31, 2006, 2005, and 2004.

Description	Balance at beginning of period	Charged to cost and expenses	Reductions		Balance at end of period
Year ended December 31,2006
Allowance for doubtful accounts	$4,654	694	749	(1)	$4,599
Deferred tax asset valuation	$45,101	18,469	—		$63,570
2005 Restructure Reserve	$940	—	940	(2)	$—
2004 Restructure Reserve	$107	—	107	(2)	$—
2003 Restructure Reserve	$621	—	560	(2) (3)	$61
Year ended December 31,2005
Allowance for doubtful accounts	$5,914	1,632	2,892	(1)	$4,654
Deferred tax asset valuation	$13,793	31,308	—		$45,101
2005 Restructure Reserve	$—	2,175	1,235	(2)	$940
2004 Restructure Reserve	$2,547	—	2,440	(2)	$107
2003 Restructure Reserve	$804	—	183	(2) (3)	$621
Year ended December 31,2004
Allowance for doubtful accounts	$5,432	969	487	(1)	$5,914
Deferred tax asset valuation	$11,612	2,181	—		$13,793
2004 Restructure Reserve	$—	2,859	312	(2)	$2,547
2003 Restructure Reserve	$1,075	—	538	(2)	$537
2002 Restructure Reserve	$1,159	—	1,018	(2)	$141
2000 Restructure Reserve	$78	—	78	(2)	$—
1999 Restructure Reserve	$308	—	182	(2)	$126

Notes

(1)                    Uncollectible accounts written off, net of recoveries.

(2)                    Includes payments for severance and lease obligation payments for closed offices.

(3)                    Contains 1999, 2000, 2002 and 2003 restructure reserve.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

Board of Directors and Shareholders
Computer Horizons Corp.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Computer Horizons Corp. and Subsidiaries referred to in our report dated March 9, 2007, which is included in the 2006 Annual Report on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ AMPER, POLITZINER & MATTIA, P.C.
Edison, New Jersey
March 9, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
Date: March 9, 2007	By:	/s/ DENNIS J. CONROY
Dennis J. Conroy, President, CEO

(Principal Executive Officer)
Date: March 9, 2007	By:	/s/ BARBARA MOSS
Barbara Moss,
Vice President and CFO
(Principal Financial Officer)

Date March 9, 2007	By:	/s/ MARCI BRAUNSTEIN
Marci Braunstein
Corporate Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COMPUTER HORIZONS CORP.
Date: March 9, 2007	By:	/s/ ERIC ROSENFELD
Eric Rosenfeld, Chairman of the Board and Director

Date: March 9, 2007	By:	/s/ KARL L. MEYER
Karl L. Meyer, Director

Date: March 9, 2007	By:	/s/ FRANK J. TANKI
Frank J. Tanki, Director

Date: March 9, 2007	By:	/s/ WILLEM VAN RIJN
Willem van Rijn, Director

Date: March 9, 2007	By:
Robert F. Walters, Director

Report of independent registered public accounting firm on the financial statements schedule.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.           List of Exhibits

Exhibit	Description	Incorporated by Reference to
2.1	Stock purchase agreement dated as of July 8, 2003 between the Company, RGII and Kathryn B. Freeland.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 8, 2003.
2.1(a)	Stock Purchase Agreement by and among Netstar-1, Inc. and Computer Horizons Corp. dated as of September 29, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 6, 2006
2.1(b)	Asset Purchase Agreement by and among Axium International, Inc., Diversity MSP, Inc., as Buyer, Chimes Inc., as Seller and Computer Horizons Corp., dated as of October 18, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 18, 2006
3(a-1)	Certificate of Incorporation as amended through 1971.	Exhibit 3(a) to Registration Statement on Form S-1 (File No. 2-42259)
3(a-2)	Certificate of Amendment dated May 16, 1983 to Certificate of Incorporation.	Exhibit 3(a-2) to Form 10K for the fiscal year ended February 28, 1983.
3(a-3)	Certificate of Amendment dated June 15, 1988 to Certificate of Incorporation.	Exhibit 3(a-3) to Form 10K for the fiscal year ended December 31, 1988.
3(a-4)	Certificate of Amendment dated July 6, 1989 to Certificate of Incorporation.	Exhibit 3(a-4) to Form 10K for the fiscal year ended December 31, 1994.
3(a-5)	Certificate of Amendment dated February 14, 1990 to Certificate of Incorporation.	Exhibit 3(a-5) to Form 10K for the fiscal year ended December 31, 1989.
3(a-6)	Certificate of Amendment dated May 1, 1991 to Certificate of Incorporation.	Exhibit 3(a-6) to Form 10K for the fiscal year ended December 31, 1994.
3(a-7)	Certificate of Amendment dated July 12, 1994 to Certificate of Incorporation.	Exhibit 3(a-7) to Form 10K for the fiscal year ended December 31, 1994.
3.2	Bylaws, as amended and presently in effect.	Exhibit 3.2 to Form 10K for the fiscal year ended December 31, 2003.
4(a)	Rights Agreement dated as of July 6, 1989 between the Company and Chemical Bank, as Rights Agent (“Rights Agreement”) which includes the form of Rights Certificate as Exhibit B.	Exhibit 1 to Registration Statement on Form 8-A dated July 7, 1989.
4(b)	Amendment No. 1 dated as of February 13, 1990 to Rights Agreement.	Exhibit 1 to Amendment No. 1 on Form 8 dated February 13, 1990 to Registration Statement on Form 8-A.
4(c)	Amendment No. 2 dated as of August 10, 1994 to Rights Agreement.	Exhibit 4(c) to Form 10K for the fiscal year ended December 31, 1994.
4(d)	Employee’s Savings Plan and Amendment Number One.	Exhibit 4.4 to Registration Statement on Form S-8 dated December 5, 1995.
4(e)	Employee’s Savings Plan Trust Agreement as Amended and Restated Effective January 1, 1996.	Exhibit 4.5 to Registration Statement on Form S-3 dated December 5, 1995.

11

Exhibit	Description	Incorporated by Reference to
4(f)	Amendment No. 3 dated as of July 13, 1999 to Rights Agreement.	Exhibit 4.1 to Form 8-K dated July 13, 1999.
10(a)	Employment Agreement dated as of February 16, 1990 between the Company and John J. Cassese.	Exhibit 10(a) to Form 10K for the year ended December 31, 1989.
10(b)	Employment Agreement dated as of January 1, 1997 between the Company and William J. Murphy.	Exhibit 10(g) to Form S-3 dated August 14, 1997.
10(c)	Employment Agreement dated as of March 6, 1997 between the Company and Michael J. Shea.	Exhibit 10(c) to Form 10K for the year ended December 31, 1996.
10(d)	1991 Directors’ Stock Option Plan, as amended.	Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.
10(e)	1994 Incentive Stock Option and Appreciation Plan.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1994.
10(f)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998.	Exhibit 10(h) to Form S-3 dated August 14, 1997.
10(g)	$10,000,000 Discretionary Line of Credit from PNC Bank dated as of June 5, 1998.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1996.
10(h)	1999 Employee Stock Purchase Plan.	Exhibit 99.1 to Form S8 dated March 17, 1999.
10(i)	Amendment to the employment agreement dated as of March 24, 2000 between the Company and William J. Murphy.	Exhibit 10(i) to Form 10K for the fiscal year ended December 31, 1999.
10(j)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998, as amended on March 15, 2000 (increased to $30,000,000).	Exhibit 10(j) to Form 10K for the fiscal year ended December 31, 1999.
10(k)	$20,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of March 20, 2001.	Exhibit 10(k) to Form 10K for the fiscal year ended December 31, 2000.
10(l)	$40,000,000 Asset-Based Lending Agreement payable to CIT dated as of July 31, 2001.	Exhibit 10(l) to Form 10K for the fiscal year ended December 31, 2001
10(n)	Amendment to the $40,000,000 Asset-Based Lending Agreement payable to CIT dated as of February 14, 2003.	Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 2002.
10(o)	Non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10(o) to Form 10-K/A for the fiscal year ended December 31, 2003.

Exhibit	Description	Incorporated by Reference to
10(p)	Non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10(p) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(q)	First Amendment to the non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10(q) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(r)	First Amendment to the non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10(r) to Form 10-K/A for the fiscal year ended December 31, 2003.
10(s)	Summary of Executive Compensation Exchange Program with John J. Cassese.	Exhibit 10(s) to Form 10-K/A for the fiscal year ended December 31, 2002.
10(t)	Severance Agreement dated as of April 28, 2003 between the Company and John J. Cassese.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(u)	Amendment to the Employment Agreement dated as of March 31, 2003 between the Company and William J. Murphy.	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(v)	Amendment to the Employment Agreement dated as of April 3, 2003 between the Company and Michael J. Shea.	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2003.
10(w)	Employment agreement dated as of July 8, 2003 between RGII and Kathryn B. Freeland.	Exhibit 10.1 to Form 8-K dated July 8, 2003.
10(x)	Employment agreement dated as of August 19, 2003 between the Company and Kristin R. Evins.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2003.
10(y)	Employment Agreement dated as of September 8, 2004, by and between Computer Horizons Corp. and John Ferdinandi together with Offer Letter dated August 5, 2004	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005
10(z)	Employment Agreement dated as of October 20, 2005 between Computer Horizons Corp. and Dennis J. Conroy	Exhibit 99.01 to the Company’s Current Report on Form 8-K/A filed on October 26, 2005
10(aa)	Employment Agreement dated as of October 20, 2005 between Computer Horizons Corp. and Brian A. Delle Donne	Exhibit 99.02 to the Company’s Current Report on Form 8-K/A filed on October 26, 2005
10(bb)	Accepted offer letter dated November 15, 2005 between Computer Horizons Corp. and Marci Braunstein	Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 30, 2005

Exhibit	Description	Incorporated by Reference to |
10(cc)	Retention bonus agreement dated November 29, 2005 between Computer Horizons Corp. and Michael J. Shea	Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 5, 2005
10(dd)	Agreement and Plan of Merger, dated as of April 12, 2005, among Computer Horizons Corp., Analysts International Corporation and JV Merger Corp	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2005
10(ee)	Internal Memorandum to Computer Horizon Corp. employees, dated April 13, 2005	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 13, 2005
10(ff)	2004 Omnibus Incentive Compensation Plan dated May 19, 2004.	Exhibit 10(Y) to Form 10-K for year ended December 31, 2004
10(gg)	Stock Purchase Agreement between RGII Technologies, Inc. and Automated Information Management, Inc. dated April 1, 2004	Exhibit 10(Z) to Form 10-K for year ended December 31, 2004
10 (hh)

Asset Purchase Agreement by and among Teksystems, Inc.Allegis Group, Inc., Teksystems EF&I Solutions, LLC and Allegis Group Canada Corporation and Computer Horizons Corp. GBS Holdings Private Limited and CHC Healthcare Solutions, LLC, dated as of November 7, 2006

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2006
16	Letter regarding change in certifying accountants, dated November 14, 2006	Exhibit 16.01 to the Company’s Current Report on Form 8-K filed on November 15, 2006
16(a)	Letter regarding change in certifying accountants, dated November 21, 2006	Exhibit 16.01 to the Company’s Current Report on Form 8-K/A filed on November 21, 2006
21	List of Subsidiaries.	Filed herewith
23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	Exhibit 23 to The Company’s Form 11-K filed on June 27, 2006
23.1	Consent of Amper Politzner & Mattia, P.C., Independent Registered Public Accounting Firm.	Filed herewith
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	Filed herewith
31.1	CEO Certification required by Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
31.2	CFO Certification required by Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith