Form 10-Q
period 2007-03-31
COMPUTER HORIZONS CORP
filed 2007-07-02
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

or

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

As of June 1, 2007 the issuer had   33,837,284 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Index

Part I	Financial Information

Item 1	Financial Statements:

Condensed Statement of Net Assets March 31, 2007 (Liquidation Basis- Unaudited) and Consolidated Condensed Balance Sheet (Going Concern Basis- Audited) December 31, 2006

Condensed Statement of Changes in Net Assets in Liquidation — Period from February 17- March 31, 2007 (Unaudited)

Consolidated Condensed Statements of Operations- Period Ended February 16, 2007 (unaudited) andThree Months Ended March 31, 2006 (unaudited)

Consolidated Condensed Statements of Cash Flows Period Ended February 16, 2007 (unaudited) andThree Months Ended March 31, 2006 (unaudited)

Notes to Condensed Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

Part II	Other Information

Item 1A	Risk Factors

Item 4	Submission of Matters to a Vote of Security Holders

Item 6	Exhibits

Signatures

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.  Financial Information

Item 1.

Computer Horizons Corp and Subsidiaries

Condensed Statement of Net Assets as of March 31, 2007 (Liquidation Basis)

Consolidated Condensed Balance Sheet as of  December 31, 2006 (Going Concern Basis)

($ in thousands)

	March 31, 2007	December 31, 2006*
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,803	$71,790
Cash held in escrow	2,653	1,000
Accounts receivable,	900	34,517
Refundable tax credit	8,962	8,547
Prepaid expenses and other	966	4,741
TOTAL CURRENT ASSETS	44,284	120,595

PROPERTY AND EQUIPMENT	12	44,267
Less accumulated depreciation	—	(41,521)
TOTAL PROPERTY AND EQUIPMENT, NET	12	2,746

OTHER ASSETS - NET:
Deferred income taxes	—	1,491
Other	—	940
TOTAL OTHER ASSETS	—	2,431

TOTAL ASSETS	$44,296	$125,772

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable	$93	$28,126
Accrued payroll, payroll taxes and benefits	—	9,431
Net working capital adjustment	1,904	—
Income taxes payable	2,977	1,150
Restructuring reserve	—	61
Other accrued expenses	8,573	4,212
Change of control payable	563	2,316
Deferred Tax	—	1,491
Deferred compensation	—	1,847
TOTAL CURRENT LIABILITIES	14,109	48,634

OTHER LIABILITIES:
Other	—	443
TOTAL OTHER LIABILITIES	—	443

TOTAL LIABILITIES	$14,109	$49,077

TOTAL SHAREHOLDERS EQUITY	—	76,697

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY		$125,772

NET ASSETS IN LIQUIDATION	$30,187

* Derived from audited financial statements

The accompanying notes are an integral part of these statements.

Computer Horizons Corp and Subsidiaries

Condensed Statement of Net Assets as of March 31, 2007 (Liquidation Basis)

($ in thousands)

(Unaudited)

For the period from February 16 to March 31, 2007
Shareholders’ Equity at February 16, 2007	$176,624
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(973)
Accrued cost of liquidation	(9,010)

Net Assets in Liquidation February 16, 2007	166,641

Cash distribution to shareholders	(135,349)
Transition Services Billing	930
Surrender program payment - stock options	(395)
Adjustments to Liquidation accruals	121
Investment income from February 17, 2007 to March 31, 2007	672
Costs incurred from February 17, 2007 to March 31, 2007	(2,433)
Net Assets in Liquidation March 31, 2007	$30,187

Computer Horizons Corp and Subsidiaries

Consolidated Condensed Statement of Operations and Comprehensive Income (Going Concern Basis)

($ in thousands except per share data)

(Unaudited)

	For the period from January 1 to February 16, 2007	Three Months Ended March 31, 2006
REVENUES:
Commercial	$24,995	$45,839
Chimes	4,671	7,441
Total	29,666	53,280

COSTS AND EXPENSES:
Direct costs	23,086	36,383
Selling, general & administrative	10,761	17,226
Restructuring charges	14	—
Special charges	—	(6)
Total Costs	33,861	53,603

INCOME/(LOSS) FROM OPERATIONS	(4,195)	(323)

OTHER INCOME/(EXPENSE):
Interest income	881	398
Interest expense	(1)	(63)
	880	335

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,315)	12

GAIN ON SALE	102,686	—
INCOME FROM EXTRAORDINARY ITEMS	102,686	—

INCOME (TAXES)/BENEFIT:
Current	—	(34)
	—	(34)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$99,371	$(22)
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS		$780
NET INCOME	99,371	758

EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS - BASIC	$2.94	$(0.00)
EARNINGS/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - BASIC	$—	$0.02
EARNINGS/(LOSS) PER SHARE - BASIC	$2.94	$0.02

EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS - DILUTED	$2.94	$(0.00)
EARNINGS/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - DILUTED	$2.94	$0.02
EARNINGS/(LOSS) PER SHARE - DILUTED	$2.94	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	33,837,284	32,067,905

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	33,837,284	32,355,667

The accompanying notes are an integral part of these statements.

Computer Horizons Corp. and Subsidiaries

Consolidated Condensed Statement of Cash Flows

($ in thousands)

(Unaudited)

	For the period from January 1 to February 16, 2007	Three Months Ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$99,371	$758
Less: Income from discontinued operations		780
Less: Gain on sale of Chimes and Commercial	102,625
Income/(Loss) from continuing operations	(3,254)	(22)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	(1)	—
Depreciation	234	569
Provision for bad debts	1,452	180
Restructure expense	14	—
FAS 123R Option Expense	(15)	283
Changes in assets and liabilities, net of acquisitions	(5,124)	(32,669)
NET CASH USED IN OPERATING ACTIVITIES	(6,692)	(31,659)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	104,657	6,396
NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	97,965	(25,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale/Purchase of furniture and equipment	1,527	(229)
NET CASH (USED IN) INVESTING ACTIVITIES	1,527	(229)
NET CASH PROVIDED BY/(USED IN) DISCONTINUED OPERATIONS	—	—
NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	1,527	(229)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	334	1,704
Stock issued on employee stock purchase plan	97	132
NET CASH PROVIDED BY FINANCING ACTIVITIES	431	1,836

Foreign currency gains/(losses)		93
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	99,923	(23,563)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,790	46,365

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,713	$22,802

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

At a Special Meeting held on February 14, 2007, the shareholders of Computer Horizons Corp. (the “Company”) approved the sales of the Company’s Chimes, Inc. subsidiary to an affiliate of Axium International and the Company’s Commercial Division to an affiliate of Allegis Group (collectively, the “Asset Sales”).  At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company (the “Plan of Liquidation”).  The Company began implementing the Plan of Liquidation after the Asset Sales were completed on February 16, 2007.

The consolidated financial statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the year ended December 31, 2006.  In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purpose, have been condensed or omitted.  The results for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated financial statements for the period January 1, 2007 to February 16, 2007 and for all periods presented for 2006 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the shareholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting effective February 17, 2007.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments.  In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded the following adjustments to record its assets and liabilities at fair value as of February 17, 2007, the date of adoption of the liquidation basis of accounting:

($ in thousands)
Adjust assets and liabilities to fair value:
Write down of Fixed Assets	119
Write off of Advances to India	698
Write down of Other Assets	156
Total	$973

Accrued Cost of Liquidation

Under the liquidation basis of accounting, the Company has accrued for the known costs to be incurred in liquidation, as follows:

($ in thousands)
Lease Obligation	$1,324
Professional Fees	1,927
Legal and Insurance	560
Human Resources	3,480
Systems-related	819
Misc.	900

Total Liquidation Reserves	$9,010

The Company will continue to incur operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.

The Company expects to make further distributions to its shareholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which will be deposited in a liquidating trust).  The amounts reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  To the extent that assets deposited in the liquidating trust are not applied to or reserved for payment of the Company’s liabilities, these assets will be distributed to holders of beneficial interests in the liquidating trust at one or more later dates.  Each shareholder will receive his or her pro rata share of each distribution based on the number of shares held on the record date for such distribution.

Sale of RGII

On September 29, 2006, the Company sold its subsidiary, RGII Technologies, Inc., to Netstar-1, Inc. for $15.3 million in cash, less an estimated net asset adjustment of $1.2 million, subject to an escrow of $1 million of the purchase price.  In addition, CHC retained all cash and cash equivalents of RGII, in the amount of $6.3 million.  The amount of the estimated net asset adjustment is subject to a final review, and may be further adjusted.  To the extent that the final net asset amount sold to NetStar-1 is greater than the estimated asset amount at closing, the Stock Purchase Agreement provides that the excess will be paid to CHC together with interest thereon at the prime rate from the closing date to the date of payment.  If the final net asset amount sold to NetStar-1 is less than the estimated asset amount at closing, the Stock Purchase Agreement provides that the deficiency will be paid by CHC to NetStar-1, together with interest thereon at the prime rate from the closing date to the date of payment.  Subsequent to the end of the reporting period, the parties reached agreement on the final net asset amount, resulting in a payment to the Buyer in the amount of $215 thousand.  The remainder of the amount in escrow of $885 thousand, together with interest on the escrowed amount, was released from escrow to CHC. The sale of RGII resulted in a net book loss on disposal of $4.8 million, including approximately $969 thousand in transaction costs as reported September 30, 2006.

Sale of Commercial

On November 7, 2006, the Company entered into an asset purchase agreement (the “Commercial Services Asset Purchase Agreement”) by and among TEKsystems, Inc., a Maryland corporation (“TEKsystems”), TEKsystems EF&I Solutions, LLC, a Maryland limited liability company, Allegis Group Canada Corporation, a Nova Scotia unlimited liability corporation, the Company, GBS Holdings Private Limited, a corporation organized under the laws of Mauritius, CHC Healthcare Solutions, LLC, a Delaware limited liability company, and Allegis Group, Inc., a Maryland corporation.  Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale (the “Commercial Services Asset Sale”).  The sale was also subject to an escrow of $1.7 million of the purchase price pending receipt of tax certificates in connection with the Taxation Act — Quebec; the certificates were subsequently received and the escrow released on April 24, 2007.  Subsequent to the end of the quarter TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems.  The Company continues to believe that its estimate of $1.9 million is appropriate, and is working with TEKsystems to resolve the discrepancies.  In the event that agreement cannot be reached, under the Commercial Services Asset Purchase Agreement, the parties are required to submit the matter to an independent accounting firm for determination.

Assets not included in the Commercial Services Asset Sale include a refundable tax credit of $8.9 million, and the unit’s operating cash as of the date of the sale.  The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.  The maximum liability of the Company for indemnification claims under the Commercial Services Asset Purchase Agreement is $10 million and is contingent upon assertion of a claim for indemnity within nine months after the closing date.

The Commercial Services Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized.  The Company will realize gain or loss measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets.  For purposes of calculating gain or loss, the proceeds received by the Company and its affiliates will include the cash  received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets.  It is anticipated that the Company will have sufficient current losses to offset most of the gain expected to be realized from the Commercial Services Business asset sale for regular Federal income tax purposes and otherwise incur approximately $134 thousand in alternative minimum taxes.  The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant.

Sale of Chimes

On October 18, 2006, the Company signed a definitive asset purchase agreement (the “Chimes Asset Purchase Agreement”) by and among Axium International, Inc., a Delaware corporation, Diversity MSP, Inc., a California corporation (“Diversity MSP”) and Chimes, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (subsequently known as Chimes, LLC; a Delaware limited liability company, and referred to herein as “Chimes”).  Pursuant to the Chimes Asset Purchase Agreement, on February 16, 2007, the Company sold to Diversity MSP substantially all of the assets of Chimes, excluding cash and marketable securities, for a purchase price of $80.0 million in cash (the “Chimes Asset Sale”), with a gain of $73.6 million.  The maximum liability of the Company for indemnification claims under the Chimes Asset Purchase Agreement is $8 million and is contingent upon assertion of a claim for indemnity within six months after the closing date.

The Chimes Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized.  The Company will realize gain measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets.  For purposes of calculating the gain, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets.  It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain realized from the Chimes Transaction for regular Federal income tax purposes and otherwise incur approximately $1.46 million in alternative minimum taxes.

The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant.  Based upon current projections, such state taxes are estimated to be approximately $1 million after taking into account the availability of state losses to offset the gain, and have been accrued.

2.             Contingencies and Estimates

The Company will continue to incur costs through the liquidation.  Note 1 sets forth the current (initial) estimate of these costs.  The Company will evaluate the assumptions, judgments and estimates that can have a significant impact during liquidation and make changes accordingly.  In addition, the following contingencies should be noted:

($ in thousands)
Sale of the Commercial Services Business Unit, maximum contingent liability under asset purchase agreement, upon assertion of a claim within nine months after the closing date	$10,000
Sale of the Commercial Services Business Unit, claim filed for Net Working Capital Adjustment as provided in asset purchase agreement less $1.9 million accrual	$4,100
Sale of Chimes, maximum contingent liability under asset purchase agreement, upon assertion of a claim within six months after the closing date	$8,000

The details of the above are described more fully elsewhere in this filing.

Legal Matters

The Company is involved in various and routine litigation matters, which arise through the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the final liquidation of the Company.  While it firmly maintains that all pending claims are meritless, the Company will, however, continue to expend costs as it vigorously defends against these claims.

3.             Initial Liquidating Distribution

On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders and certain former option holders under the provisions of the surrender plan as described below.  The initial liquidating distribution represented a partial distribution to shareholders of the proceeds received by the Company from the sales of RGII, Chimes and the Commercial Services Business Unit.  In determining the amount of the initial distribution, the Company considered wind down and transition expenses and the exposure for contingent claims under the asset purchase agreements.  The distribution was payable on March 27, 2007 to shareholders of record as of the close of business on March 16, 2007.  The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the Plan of Liquidation.

The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.81 per share of Common Stock.  However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distribution.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

•                  The ultimate amount of our known, unknown and contingent debts and liabilities;

•                  The fees and expenses incurred by us in the liquidation of our assets and the dissolution of the Company;

As a result, the amount of cash remaining following completion of our liquidation and dissolution could vary significantly from our current estimates.

Election to Surrender Options

In order to facilitate the participation in any liquidating distributions by the holders of Company options, the board of directors granted to each option holder the right to surrender their options in exchange for the right to receive the amount(s) that such option holder would have been entitled to receive in each distribution as if they held the number of shares of Common Stock issuable upon exercise of the surrendered options.  The amount so distributed to each option holder will be reduced by the exercise price of his or her options, which will be applied to reduce the amounts that would otherwise be payable to the option holder until the exercise price has been applied in full.  A total of 1,162,820 options were surrendered under the plan.  The average exercise price for such options was $2.97 per share.  The initial distribution to holders of surrendered options was $394,569.

4.             Voluntary withdrawal from NASDAQ

On March 9, 2007, the Board of Directors of the Company approved a plan to voluntarily withdraw its common stock from trading on The NASDAQ Stock Market (“NASDAQ”) effective after the close of trading on March 30, 2007.

On March 12, 2007, the Company received a letter from NASDAQ stating that, based on the NASDAQ staff’s review of the Company’s public announcements concerning its shareholders’ approval of a plan of complete liquidation and dissolution of the Company and the declaration of an initial distribution (and anticipated subsequent distributions) in connection therewith and pursuant to Marketplace Rule 4300, the NASDAQ staff believes that the Company is a “public shell” and as such no longer meets NASDAQ’s continued listing requirements, but that in view of the Company’s plan to voluntarily withdraw its common stock from listing on NASDAQ and pursuant to

Marketplace Rule 4450(f) the staff has determined to grant an extension of time permitting the Company’s common stock to continue to trade on NASDAQ through March 30, 2007.

On March 13, 2007, the Company announced that it had notified NASDAQ of its intention to voluntarily withdraw its common stock from listing on NASDAQ effective immediately prior to the opening of trading on April 2, 2007, with the effect that the last day of trading on NASDAQ would be March 30, 2007.  The company’s stock began trading in the Pink Sheets effective at the opening of trading on Monday, April 2, 2007.

5.             Recent Accounting Pronouncements

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, in regards to our accounting and disclosure of uncertain tax positions.  The Company has reviewed its accounting for income taxes in light of the provisions of FIN 48 and does not expect that adoption will materially affect our consolidated financial statements.  Upon the adoption of FIN 48, a tax contingency reserve of approximately $350 thousand was established related to various Federal, Foreign and State income tax matters.  An additional amount was accrued for interest and penalties.

6.             Accounting for Stock-Based Compensation

Accounting for Stock-Based Compensation

The Company issues common stock options to certain employees and certain of its board members.  In January 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) (“FAS 123R”) - “Share-Based Payments”.  FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees.  The Company elected to apply FAS 123R under a modified prospective method.  Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The financial statements for prior interim periods and fiscal years do not reflect any adjusted amounts.

A summary of the status of all the Company’s stock option plans as of March 31, 2007 and the changes during the three months ended on that date is presented below:

	Three months ended March 31, 2007
		Weighted
		Average
		Exercise
Options (Three Months)	Shares	Price
	(000’s)

Outstanding January 1, 2007	1,287	$3.72
Granted	0	$0.00
Exercised	(99)	$3.37
Canceled/forfeited/expired	(1,163)	$3.76
Outstanding March 31	25	$3.31
Options exercisable March 31, 2007	25	$3.31
Weighted average fair value of options granted during the three months ended March 31, 2007		$0.00

Cash received from option exercise under all share-based payment arrangements for the three months ended March 31, 2007 was $431,000.  There are no tax benefits realized for the tax deductions from option exercise of the share-based payment arrangements for the same period due to the full valuation allowance position.  As the Company currently has a full valuation allowance with respect to its deferred tax assets, no tax benefit from the options are recognized at this time.  If the Company determines that it is more likely than not that it will recognize a tax benefit from the exercise of the options, then this amount would generally reflect the overall tax benefit.

FAS 123R Calculations

FAS 123R provides procedures for the estimation of employee compensation by forecasting the future stock price at an estimated point in time.  Following the sale of Chimes and Commercial, the Company can more accurately estimate the ending share price based on the aggregate amount of distribution range per share as well as the expected term.  Using the midpoint of the liquidating distribution range, the FAS123R estimated compensation expense for stock option plans in 2007 was estimated at $16 thousand.

As of March 31, 2007, there was no total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under these plans.

In addition to the three share-based compensation plans detailed above, the Company also maintained an Employee Stock Purchase Plan (“ESPP”).  The ESPP purchased shares quarterly at a 15% discount from the lower of the opening and closing stock prices for the period.  The shares were purchased at a fixed discount and therefore gave rise to a liability under FAS 123R.  The Company discontinued the ESPP as of the end of fourth quarter 2006.  The last contributions were accepted through December 31, 2006 and the final purchase for ESPP was made on January 3, 2007.

7.             Cash

Included in cash and cash equivalents at December 31, 2006 was restricted cash of $1.2 million.  Restricted cash pertains to funds received by Chimes and held in client-specific bank accounts to be used to make payments to vendors of the applicable client.  At March 31, 2007 there was cash held in escrow of $1.7 million from the sale of the Company’s commercial business, $100 thousand in cash held in escrow by CIT in connection with the termination by the Company of its credit facility with CIT (which amount was returned in full to CHC subsequent to the end of the reporting period) and $1 million of cash held in escrow in connection with the sale of RGII.  (Subsequent to the end of the reporting period, the parties to the RGII sale reached agreement on the final net asset amount sold, resulting in a payment to the Buyer in the amount of $215 thousand; the remainder of the amount held in escrow of $885 thousand, plus interest on the escrowed amount, was released from escrow to CHC.)  Cash and cash equivalents at December 31, 2006 also included approximately $23.3 million of cash which was fully disbursed to Chimes vendors in accordance with the client payment terms.

On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders and certain former option holders under the provisions of the surrender plan described in Note 3.  The distribution was payable March 27, 2007 to shareholders of record as of the close of business on March 16, 2007.  The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the plan of liquidation and dissolution approved by the Company’s shareholders on February 14, 2007.  The liquidating distribution represents a partial distribution to shareholders of the proceeds received by the Company from the sale of its RGII Technologies subsidiary and substantially all of the non-cash assets of its Chimes, Inc. subsidiary and its Commercial division.

8.             Comprehensive Income/(Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130), requires that items defined as other comprehensive income/ (loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/ (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.  The components of comprehensive loss for the period from January 1, 2007 to February 16, 2007 and the three month period ended March 31, 2006 are as follows:

	Period Ended
	February 16,	March 31,
(dollars in thousands)	2007	2006
Comprehensive income/(loss) :

Net income/(loss)	$99,371	$758
Foreign currency adjustment	9	93
Comprehensive income/(loss)	$99,380	$851

The accumulated balances related to each component of other comprehensive income (loss) for the period from January 1, 2007 through February 16, 2007 and the three months ended March 31, 2006 were as follows:

(dollars in thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$(652)	$—	$(652)
Accumulated comprehensive income/(loss)	9	—	9
Balance at February 16, 2007	$(643)	$—	$(643)

Balance at December 31, 2005	$(643)	$—	$(643)
Accumulated comprehensive income/(loss)	93	—	93
Balance at March 31, 2006	$(550)	$—	$(550)

9.             Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  The Company did not repurchase shares of its common stock during the three months ended March 31, 2007 and March 31, 2006.  As of January 2007 all Treasury Shares were fully depleted.  No further purchases are contemplated.

10.          Asset-Based Lending Facility

The Company’s credit facility with CIT was cancelled by the Company effective February 12, 2007.  CIT held $100 thousand in escrow for 90 days after the effective date of cancellation.  Subsequent to the end of the first quarter 2007, such funds were released from escrow and returned to the Company.

11.          Income Taxes

Similar to the prior year, the Company is not in a position to determine its projected annual effective tax rate.  For the year ended December 31, 2006, the Company could not estimate the rate due to the large net operating loss carryforward and corresponding valuation allowance.

Income tax expense has been provided for the quarter ended March 31, 2006 at an effective tax rate of 8.6%.  As mentioned, for the quarter ended March 31, 2007, liquidation accounting has been adopted and as the result of operational losses, there is no provision from continuing operations.  Taxes have been provided as a result of the sale of the business operations.  The Company has accrued $617 thousand for state and local taxes and $1.3 million for federal alternative minimum taxes.

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

The Company has significant deferred tax assets resulting from net operating loss carryforwards, capital loss carryforwards, and deductible temporary differences that may reduce taxable income in future periods.  The Company has provided full valuation allowances on the future tax benefits related to capital losses, foreign net operating losses, and all state net operating losses.  The Company believes that the valuation allowance is appropriate because these deferred tax assets have relatively short carryforward periods or relate to taxing jurisdictions which do not allow the filing of consolidated tax returns.  Also, as a result of adopting liquidation accounting, the Company does not expect to utilize its deferred tax asset due to the sale of the remaining operations.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007.  As a result of the implementation the Company recognized a $150 thousand net increase to reserves for uncertain tax positions.  This change has two components of which amounts related to a re-class to a non income tax reserve balance of $200 thousand for sales and use tax and a $350 thousand increase to the income tax reserve.  The $350 thousand increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet.  Including the cumulative effect for the adoption of FIN 48, at the beginning of 2007, the Company had approximately $1.3 million of total gross unrecognized tax benefits.  Of this total, $845 thousand (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2002.  Substantially all material state, local and foreign income tax matters have been concluded for years through 2001.  There are no material audits in process at this time.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had an immaterial amount of accrued interest and penalties during the first quarter of 2007 and at December 2006.

12.          Change of Control and other Special Charges and Contingency Payments

The balance of the $2.3 million in change of control payments to employees has been re-classed to the short-term liability section of the 2006 balance sheet due to the future liquidation of the Company.  The remaining liability for change of control was $563 thousand at March 31, 2007.  These liabilities have been paid in full as of the end of the second quarter of 2007.

13.          Refundable Income Tax

The Quebec Government through Invest Quebec has granted the Company’s Montreal Outsourcing Centre (“MOC”) a refundable tax credit on certain qualifying job positions in Information Technology.  This program has been available to MOC since 2002.  The outstanding receivable as of March 31, 2007 and December 31, 2006 includes credits relating to 2005, 2006 and the period from January 1 through February 16, 2007, and 2005 and 2006, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods Ended March 31, 2007 and March 31, 2006

The following detailed discussion and analysis of the financial condition and results of operations of Computer Horizons Corp. (the “Company”) should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the financial statements and notes included elsewhere in this Report on Form 10-Q.

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

Overview

At a Special Meeting held on February 14, 2007, the shareholders of the Company approved the sales of the Company’s Chimes, Inc. subsidiary to an affiliate of Axium International and the Company’s Commercial Division to Allegis Group (collectively, the “Asset Sales”).  At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company (the “Plan of Liquidation”).  The Company began implementing the Plan of Liquidation after the Asset Sales were completed on February 16, 2007.  Prior to the Asset Sales, the Company provided information technology staffing and project-based services to private companies and the United States government.

The Company had revenues for the period from January 1, 2007 through February 16, 2007 of $29.7 million.  Net loss before extraordinary items and income taxes for the first quarter of 2006 totaled $(3.3) million.  Due to the shortened time periods as a result of the liquidation basis of accounting, these numbers are not comparable to the prior year.

As of March 31, 2007, the Company had approximately $33.5 million in cash and cash equivalents (which no longer includes Chimes vendor cash) and $30.2 million in working capital and no debt outstanding.

Background of Liquidation

Sale of RGII

On September 29, 2006, the Company sold its subsidiary, RGII Technologies, Inc., to Netstar-1, Inc. for $15.3 million in cash, less an estimated net asset adjustment of $1.2 million, subject to an escrow of $1 million of the purchase price.  In addition, CHC retained all cash and cash equivalents of RGII, in the amount of $6.3 million.  The amount of the estimated net asset adjustment is subject to a final review, and may be further adjusted.  To the extent that the final net asset amount sold to NetStar-1 is greater than the estimated asset amount at closing, the Stock Purchase Agreement provides that the excess will be paid to CHC together with interest thereon at the prime rate from the closing date to the date of payment.  If the final net asset amount sold to NetStar-1 is less than the estimated asset amount at closing, the Stock Purchase Agreement provides that the deficiency will be paid by CHC to NetStar-1, together with interest thereon at the prime rate from the closing date to the date of payment. Subsequent to the end of the reporting period, the parties reached agreement on the final net asset amount, resulting in a payment to the Buyer in the amount of $215 thousand.  The remainder of the amount in escrow of $885 thousand, together with interest on the escrowed amount, was released from escrow to CHC. The sale of RGII resulted in a net book loss on disposal of $4.8 million, including approximately $969 thousand in transaction costs as reported September 30, 2006.

Sale of Commercial

On November 7, 2006, the Company entered into an asset purchase agreement (the “Commercial Services Asset Purchase Agreement”) by and among TEKsystems, Inc., a Maryland corporation (“TEKsystems”), TEKsystems EF&I Solutions, LLC, a Maryland limited liability company, Allegis Group Canada Corporation, a Nova Scotia unlimited liability corporation, the Company, GBS Holdings Private Limited, a corporation organized under the laws of Mauritius, CHC Healthcare Solutions, LLC, a Delaware limited liability company, and Allegis Group, Inc., a Maryland corporation.  Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale (the “Commercial Services Asset Sale”).  The sale was also subject to an escrow of $1.7 million of the purchase price pending receipt of tax certificates in connection with the Taxation Act — Quebec; the certificates were subsequently received and the escrow released on April 24, 2007.  Subsequent to the end of the quarter TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems.  The Company continues to believe that its estimate of $1.9 million is appropriate, and is working with TEKsystems to resolve the discrepancies.  In the event that agreement cannot be reached, under the Commercial Services Asset Purchase Agreement, the parties are required to submit the matter to an independent accounting firm for determination.

Assets not included in the Commercial Services Asset Sale include a refundable tax credit of $8.9 million, and the unit’s operating cash as of the date of the sale.  The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.  The maximum liability of the Company for indemnification claims under the Commercial Services Asset Purchase Agreement is $10 million and is contingent upon assertion of a claim for indemnity within nine months after the closing date.

The Commercial Services Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized.  The Company will realize a gain measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets.  For purposes of calculating gain or loss, the proceeds received by the Company and its affiliates will include the cash  received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets.  It is anticipated that the Company will have sufficient current losses to offset most of the gain expected to be realized from the Commercial Services Business asset sale for regular Federal income tax purposes and otherwise incur approximately $430 thousand in alternative minimum taxes.  The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant.

Sale of Chimes

On October 18, 2006, the Company signed a definitive asset purchase agreement (the “Chimes Asset Purchase Agreement”) by and among Axium International, Inc., a Delaware corporation, Diversity MSP, Inc., a California corporation (“Diversity MSP”) and Chimes, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (subsequently known as Chimes, LLC; a Delaware limited liability company, and referred to herein as “Chimes”).  Pursuant to the Chimes Asset Purchase Agreement, on February 16, 2007, the Company sold to Diversity MSP substantially all of the assets of Chimes, excluding cash and marketable securities, for a purchase price of $80.0 million in cash (the “Chimes Asset Sale”), with a gain of $73.6 million.  The maximum liability of the Company for indemnification claims under the Chimes Asset Purchase Agreement is $8 million and is contingent upon assertion of a claim for indemnity within six months after the closing date.

The Chimes Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized.  The Company will realize gain measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets.  For purposes of calculating the gain, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets.  It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain realized from the

Chimes Transaction for regular Federal income tax purposes and otherwise incur approximately $1.46 million in alternative minimum taxes.

The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant.  Based upon current projections, such state taxes are estimated to be approximately $617 thousand after taking into account the availability of state losses to offset the gain.

Liquidation Basis of Accounting

The consolidated financial statements for the period January 1, 2007 to February 16, 2007 and for all periods presented for 2006 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.  As a result of the shareholders’ approval of the Plan, the Company adopted the liquidation basis of accounting effective February 17, 2007.  This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable.  Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.  The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments to record assets at estimated net realizable value and liabilities at estimated settlement amounts.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities.  Accounting estimates are based on historical experience and other factors that are believed to be reasonable under the circumstances.  However, actual results may vary from these estimates under different assumptions or conditions.

Pursuant to the Plan of Liquidation, since February 16, 2007, our operations have been limited to wind down of our business and affairs, selling our remaining assets and discharging our known liabilities.  We plan to distribute our remaining assets to our stockholders, in accordance with the Plan of Liquidation.

Accrued Costs of Liquidation

Under the liquidation basis of accounting, accruals were made for the known costs to be incurred in liquidation, as follows:

($ in thousands)
Lease Obligation	$1,324
Professional Fees	1,927
Legal and Insurance	560
Human Resources	3,480
Systems-related	819
Misc.	900

Total Liquidation Reserves	$9,010

The Company will continue to incur operating costs and receive income on its investments throughout the liquidation period.  On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly.  Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.

The Company expects to make further distributions to its shareholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which will be deposited in a liquidating trust).  The amounts reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  To the extent that assets deposited in the liquidating trust are not applied to or reserved for payment of the Company’s liabilities, these assets will be distributed to holders of beneficial interests in the liquidating trust at one or more later dates.  Each shareholder will receive his or her pro rata share of each distribution based on the number of shares held at the time of the record date for such distribution.

Recent Developments

Special Shareholders Meeting

As noted above, at a Special Meeting held on February 14, 2007, the shareholders of the Company approved the Asset Sales and the Plan of Liquidation.  The Company began implementing the Plan of Liquidation after the Asset Sales were completed on February 16, 2007.

Change of Control Charges and Special Charges

The balance of the $2.3 million in change of control payments to employees has been re-classed to the short-term liability section of the 2006 balance sheet due to the liquidation of the Company.  The remaining liability for change of control payments was $563 thousand at March 31, 2007.

Evaluation of Bad Debt Reserve

Historically, the Company determined its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole.  The Company wrote off accounts receivable when they became uncollectible, and payments subsequently received on such receivables were credited to the allowance for doubtful accounts.

In connection with the sale of the Commercial Services Business Unit, the allowance for doubtful accounts was increased by $1.3 million as of February 16, 2007.  This recalculation was done utilizing the formula prescribed in the Commercial Services Asset Purchase Agreement, and not as a result of any deterioration in the Commercial accounts receivable.

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

The Company has significant deferred tax assets resulting from net operating loss carryforwards, capital loss carryforwards, and deductible temporary differences that may reduce taxable income in future periods.  The Company has provided full valuation allowances on the future tax benefits related to capital losses, foreign net operating losses, and all state net operating losses.  The Company believes that the valuation allowance is appropriate because these deferred tax assets have relatively short carryforward periods or relate to taxing jurisdictions which do not allow the filing of consolidated tax returns.  Also, as a result of adopting liquidation accounting, the Company does not expect to utilize its deferred tax asset due to the sale of the remaining operations.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007.  As a result of the implementation the Company recognized a $150,000 net increase to reserves for uncertain tax positions.  This change has two components of which amounts related to a reclass to a non income tax reserve balance of $200 thousand for sales and use tax and a $350 thousand increase to the income tax reserve.  The $350 thousand increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet.  Including the cumulative effect for the adoption of FIN 48, at the beginning of 2007, the Company had approximately $1.3 million of total gross unrecognized tax benefits.  Of this total, $845 thousand (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2002.  Substantially all material state and local, and foreign income tax matters have been concluded for years through 2001.  There are no material audits in process at this time.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had an immaterial amount of accrued interest during the first quarter of 2007 and $0 accrued for penalties at December 2006.

Results of Operations — Period from January 1, 2007 to February 16, 2007 and the three months ended March 31, 2006

Revenues.  Consolidated revenues decreased to $29.7 million in the period from January 1, 2007 to February 16, 2007, down from $53.3 million in the first quarter of 2006.  Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Direct Costs and Gross Margins.  Direct costs were $23.1 million and $36.4 million in the period from January 1, 2007 to February 16, 2007 and the first quarter 2006, respectively.  Gross margin, revenues less direct costs, decreased to $6.6 million, or 22.2% in the first quarter of 2007 from 31.7% in the first quarter of 2006.  Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Costs and Expenses.  Selling, general and administrative expenses were $10.8 million in the first quarter of 2007, compared to $17.2 million in the first quarter of 2006.  As a percentage of revenue, the Company’s SG&A expenses were 36.3% in the first quarter of 2007, as compared to 32.3% in the first quarter of 2006.  Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Income / (Loss) from Continuing Operations.  The Company’s net loss from continuing operations totaled $(4.2) million in the first quarter of 2007.  This compares to net loss from continuing operations of $(323) thousand in the first quarter of 2006.

Other Income/(Expense).  Other income (primarily net interest income) totaled approximately $880 thousand in the period from January 1, 2007 to February 16, 2007, compared to approximately $335 thousand in the first quarter of 2006.

Gain on Sale of Commercial Services Business Unit:  Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale.  Assets not included in the sale of the Commercial Services Business include a refundable tax credit of $8.9 million, and the unit’s operating cash as of the date of the sale.  The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.

Gain on Sale of Chimes: Pursuant to the Chimes Asset Purchase Agreement, on February 16, 2007, the Company sold to Diversity MSP substantially all of the assets of Chimes, excluding cash and marketable securities, for a purchase price of $80.0 million in cash, with an estimated gain of $73.6 million.

Provision for Income Taxes:  Similar to the prior year, the Company is not in a position to determine its projected annual effective tax rate.  For the year ended December 31, 2006, the Company could not estimate the rate due to the large net operating loss carryforward and corresponding valuation allowance.  For all periods after February 16, 2007, the Company has adopted liquidation accounting.

Income tax expense has been provided for the quarter ended March 31, 2006 at an effective tax rate of 8.6%.  As mentioned, for the quarter ended March 31, 2007, liquidation accounting has been adopted and as the result of operational losses, there is no provision from continuing operations.  Taxes have been provided as a result of the sale of the business operations.  The Company has accrued $617 thousand for state and local taxes and $1.3 million for federal alternative minimum taxes.

Net Income.  The net income for the period from January 1, 2007 to February 16, 2007 was $99.4 million, or $2.94 per basic and diluted share.

Liquidity and Capital Resources

On February 16, 2007, cash was received in the amount of $80 million for the sale of Chimes and $57 million for the sale of the Commercial Business Services Unit (of which, $1.7 million Canadian remained in escrow pending receipt of tax certificates in connection with the Taxation Act – Quebec; the certificates were subsequently received and the escrow released on April 24, 2007).  On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders and certain former option holders under the provisions of the surrender plan described in Note 3 to the Company’s Financial Statements included in this Report.  The liquidating distribution represented a partial distribution to shareholders of the proceeds received by the company from the sales of RGII, Chimes and the Commercial Services Business Unit.  In determining the amount of the initial distribution, the Company considered wind down and transition expenses and the exposure for contingent claims under the asset purchase agreements.  The distribution was payable on March 27, 2007 to shareholders of record as of the close of business on March 16, 2007.  The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the Plan of Liquidation.

The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.81 per share of Common Stock.  However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distribution.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

•                  The ultimate amount of our known, unknown and contingent debts and liabilities;

•                  The fees and expenses incurred by us in the liquidation of our assets and the dissolution of the Company;

As a result, the amount of cash remaining following completion of our liquidation and dissolution could vary significantly from our current estimates.

As of March 31, 2007, the Company had approximately $30.2 million in working capital, of which $33.5 million was cash, cash held in escrow, and cash equivalents.  Included in cash and cash equivalents at December 31, 2006 was restricted cash of $1.2 million.  Restricted cash pertains to funds received by Chimes and held in client-specific bank accounts to be used to make payments to vendors of the applicable client.  At March 31, 2007 there was cash held in escrow of $1.7 million from the sale of the Company’s commercial business, $100 thousand in cash held in escrow by CIT in connection with the termination by the Company of its credit facility with CIT (which amount was returned in full to CHC subsequent to the end of the reporting period) and $1 million of cash held in escrow in connection with the sale of RGII.  (Subsequent to the end of the reporting period, the parties to the RGII sale reached agreement on the final net asset amount sold, resulting in a payment to the Buyer in the amount of $215 thousand; the remainder of the amount held in escrow of $885 thousand, plus interest on the escrowed amount, was released from escrow to CHC.)  Cash and cash equivalents at December 31, 2006 also included approximately $23.3 million of cash which was fully disbursed to Chimes vendors in accordance with the client payment terms.

At March 31, 2007, the only receivables remaining on the Company’s books relate to transition services provided to the purchasers of Chimes and the Commercial Services Business Unit.

The balance of the $2.3 million in change of control payments to employees has been re-classed to the short-term liability section of the 2006 balance sheet due to the liquidation of the Company.  The remaining liability for change of control payments was $563 thousand at March 31, 2007.

Net cash provided by operating activities for the period from January 1 through February 16, 2007 was $98 million consisting primarily of net loss of $(3.2) million offset by the gain on sale of Chimes and the Commercial Services Business Unit of $102.6 million.

Net cash provided by investing activities for the period from January 1 through February 16, 2007 was $1.5 million, consisting primarily of the sale of fixed assets as a part of the sale of Chimes and the Commercial Services Business Unit.

Net cash provided by financing activities for the period from January 1 through February 16, 2007 was $.4 million, primarily consisting of shares issued pursuant to the employee stock option plan and employee stock purchase plan.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, in regards to our accounting and disclosure of uncertain tax positions.  The Company has reviewed its accounting for income taxes in light of the provisions of FIN 48 and does not expect that adoption will materially affect our consolidated financial statements.  Upon the adoption of FIN 48, a tax contingency reserve of approximately $350 thousand was established related to various Federal, Foreign and State income tax matters.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes.  However, the Company does recognize market risk from interest rate changes.  The Company has financial instruments that are subject to interest rate risk.  However, at March 31, 2007, the Company was debt-free.  Historically, the Company has not experienced material gains or losses due to interest rate changes.  However, a reduction in interest rates would reduce the interest income received by the Company on the cash it holds.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, referred to herein as the “Exchange Act”) as of the end of the period covered by this report.  Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.  Nonetheless, because of the sale of the Company’s two primary business units and the attendant conversion to liquidation basis accounting, the Company failed to file this report on a timely basis.

Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15e under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II - Other Information

Item 1a.  Risk Factors

Forward looking statements are subject to various uncertainties.

Statements made in this Report regarding the payment of additional liquidating distributions are forward-looking statements.  Such forward- looking statements are subject to a number of risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved.  Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s businesses; and risks associated with the liquidation and dissolution of the Company, including, without limitation, settlement of the Company’s liabilities and obligations, costs incurred in connection with the carrying out of the plan of liquidation and dissolution, the amount of income earned on the Company’s cash and cash equivalents and short-term investments during the liquidation period, and the actual timing of liquidating distributions.

We have indemnification obligations under each of the Chimes Asset Purchase Agreement and the Commercial Services Asset Purchase Agreement

Under the Chimes Asset Purchase Agreement, we have agreed to indemnify Axium, Diversity MSP and their affiliates and other related parties among other things, any losses incurred by them arising out of our breach of the Chimes Asset Purchase Agreement, subject to certain dollar and time limitations.

Under the Commercial Services Asset Purchase Agreement, we have agreed to indemnify TEKsystems and its affiliates for, among other things, any losses incurred by them arising out of our breach of the Commercial Services Asset Purchase Agreement, subject to certain dollar and time limitations.

Our Board will need to make provision for the satisfaction of all of our known and unknown liabilities, which could substantially delay or limit our ability to make distribution in full to shareholders.

Our Board of Directors will be required to make adequate provision to satisfy our liabilities, including known and unknown claims against us, before authorizing any further distribution to shareholders.  The process of accounting for our liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Board’s ability to make distribution in full in a timely manner.  Substantial time may be required for us to determine the extent of our liabilities to known third party creditors and claimants and for us to settle or judicially resolve any claims that are contested.  Furthermore, pursuant to the New York Business Corporation Law, we may be subject to claims being commenced against us for liabilities unknown to us for a period of time after dissolution.  Assuming we have sufficient remaining cash, a period of time must elapse after dissolution before we would be able to make any distribution in full to shareholders of our assets remaining after satisfying or providing for all our liabilities and obligations, and such distribution may likely be made in more than one installment over an extended period of time.

If our contingent reserves are insufficient to satisfy our liabilities, creditors could assert claims against us seeking to prevent distributions or against our shareholders to the extent of distributions received.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve, our creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities.  Any such action could delay or substantially diminish the amount of any cash distributions to shareholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, creditors could assert claims against each shareholder receiving a distribution for the payment of any shortfall, up to the amounts previously received by the shareholder in distributions from us.

Item 4.    Submission of Matters to a Vote of Security Holders

At a special meeting of the shareholders of the Company held on February 14, 2007, the shareholders voted to approve the Asset Sales and the Plan of Liquidation, casting the following votes:

Proposal	For	Against	Abstain
To approve the Chimes Asset Sale	24,624,078	449,580	42,672

To approve the Commercial Services Asset Sale	24,634,144	434,959	47,227

To approve the Plan of Liquidation	24,612,925	459,227	44,178

To approve one or more adjournments of the meeting if deemed necessary to facilitate approval of the foregoing	23,026,798	2,017,754	71,778

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

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	JULY 2, 2007	/s/ Dennis Conroy
Dennis Conroy, President and CEO
(Principal Executive Officer)

DATE:	JULY 2, 2007	/s/ Barbara Moss
Barbara Moss,
Chief Financial Officer (Principal Financial and Accounting Officer)