Form 10-Q
period 2007-06-30
COMPUTER HORIZONS CORP
filed 2007-08-08
CIK 23019

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

☐ (Large Accelerated Filer	☒ (Accelerated Filer	☐ (Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	☒
Yes	No

As of August 1, 2007 the issuer had   33,837,284 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Index

Part I	Financial Information

Item 1	Financial Statements:

Condensed Statement of Net Assets June 30, 2007 (Liquidation Basis- Unaudited) and Consolidated Condensed Balance Sheet (Going Concern Basis- Audited) December 31, 2006

Condensed Statement of Changes in Net Assets in Liquidation – Period from February 17- March 31, 2007 (Unaudited)

Consolidated Condensed Statements of Operations- Period from January 1, 2007 through February 16, 2007 (unaudited) and the Three and Six Months Ended June 30, 2006 (unaudited)

Consolidated Condensed Statements of Cash Flows Period from January 1, 2007 through February 16, 2007 (unaudited) and the Three and Six Months Ended June 30, 2006 (unaudited)

Notes to Condensed Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

Part II	Other Information

Item 1A	Risk Factors

Item 6	Exhibits

Signatures

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I.  Financial Information

Item 1.

Computer Horizons Corp and Subsidiaries

Consolidated Statement of Net Assets as of June 30, 2007 (Liquidation Basis)

Consolidated Balance Sheet as of  December 31, 2006 (Going Concern Basis)

($ in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,837	$71,790
Cash held in escrow	—	1,000
Accounts receivable,	162	34,517
Refundable tax credit	8,962	8,547
Prepaid expenses and other	486	4,741
TOTAL CURRENT ASSETS	37,448	120,595

TOTAL PROPERTY AND EQUIPMENT, NET	12	2,746

OTHER ASSETS - NET:
Deferred income taxes	—	1,491
Other	—	940
TOTAL OTHER ASSETS	—	2,431

TOTAL ASSETS	$37,459	$125,772

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable	$46	$28,126
Accrued payroll, payroll taxes and benefits	—	9,431
Net working capital adjustment	1,904
Income taxes payable	2,354	1,150
Restructuring reserve	—	61
Other accrued expenses	4,136	4,212
Change of control payable	—	2,316
Deferred Tax	—	1,491
Deferred compensation	—	1,847
TOTAL CURRENT LIABILITIES	8,439	48,634

TOTAL OTHER LIABILITIES	—	443

TOTAL LIABILITIES	$8,439	$49,077

SHAREHOLDERS EQUITY:
Common stock, issued$.10 par; authorized 100,000,000 shares; issued 33,837,284 and 33,733,652 shares at March 31, 2007 and December 31, 2006, respectively		3,373
Additional paid in capital		148,046
Accumulated other comprehensive loss		(652)
Retained earnings/ (Accumulated deficit)		(73,930)
	—	76,837
Less shares held in treasury, at cost; 0 and 25,000 shares at March 31, 2007 and December 31, 2006, respectively		(140)
TOTAL SHAREHOLDERS EQUITY	—	76,697

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY		$125,772

NET ASSETS IN LIQUIDATION	$29,020

The accompanying notes are an integral part of these statements.

* Derived from audited information

Computer Horizons Corp and Subsidiaries

Condensed Statement of Net Assets as of June 30, 2007 (Liquidation Basis)

($ in thousands)

(Unaudited)

Shareholders’ Equity at February 16, 2007	$176,624
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(973)
Accrued cost of liquidation	(9,010)

Net Assets in Liquidation February 16, 2007	166,641

Cash distribution to shareholders	(135,349)
Transition Services Billing	930
Surrender program payment - stock options	(395)
Adjustments to Liquidation accruals	121
Investment income from February 17, 2007 to March 31, 2007	672
Costs incurred from February 17, 2007 to March 31, 2007	(2,433)
Net Assets in Liquidation March 31, 2007	$30,187

Settlement with NetStar-1	(215)
Tax accrual	(710)
Adjustments to Liquidation accruals	(1,309)
Transition Services Billing	(3)
Investment Income from April 1 through June 30, 2007	1,071
Net Assets in Liquidation June 30, 2007	$29,020

Computer Horizons Corp and Subsidiaries

Consolidated Condensed Statement of Operations and Comprehensive Income (Going Concern Basis)

($ in thousands except per share data)

(Unaudited)

	For the period from January 1 to February 16, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

REVENUES:
Commercial	$24,995	$45,643	$91,482
Chimes	4,671	8,056	15,497
Total	29,666	53,699	106,979
COSTS AND EXPENSES:
Direct costs	23,086	36,243	72,625
Selling, general & administrative	10,761	17,145	34,371
Restructuring charges	14	—	—
Special charges	—	219	213
Total Costs	33,861	53,607	107,209

INCOME/(LOSS) FROM OPERATIONS	(4,195)	92	(230)

OTHER INCOME/(EXPENSE):
Interest income	881	446	844
Interest expense	(1)	(1)	(64)
	880	445	780

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,315)	537	550

GAIN ON SALE	102,686	—	—

INCOME FROM EXTRAORDINARY ITEMS	102,686	—	—

INCOME (TAXES)/BENEFIT:	—	(37)	(71)

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$99,371	$500	$479
LOSS FROM DISCONTINUED OPERATIONS	$	$(14,552)	$(13,772)

NET INCOME/(LOSS)	$99,371	$(14,052)	$(13,293)

EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS - BASIC	$2.94	$0.02	$0.01
EARNINGS/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - BASIC	$—	$(0.45)	$(0.43)
EARNINGS/(LOSS) PER SHARE - BASIC	$—	$(0.44)	$(0.41)
EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS - DILUTED	$2.94	$0.02	$0.01
EARNINGS/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS - DILUTED	$—	$(0.00)	$(0.00)
EARNINGS/(LOSS) PER SHARE - DILUTED	$2.94	(0.44)	(0.41)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	33,837,284	32,247,000	32,280,000

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	33,837,284	32,247,000	32,591,000

The accompanying notes are an integral part of these statements.

Computer Horizons Corp. and Subsidiaries

Consolidated Condensed Statement of Cash Flows

($ in thousands)

(Unaudited)

	For the period from January 1 to February 16, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$99,371	$(14,051)	$(13,293)
Less: Income/(Loss) from discontinued operations		(14,552)	(13,772)
Less: Gain on sale of Chimes and Commercial	102,625		—
Income/(Loss) from continuing operations	(3,254)	501	479
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	(1)	27	27
Depreciation	234	1,372	1,372
Amortization of intangibles	—	(103)	466
Provision for bad debts	1,452	(180)	—
Restructure expense	14	—	—
FAS 123R Option Expense	(15)	95	378
Changes in assets and liabilities, net of acquisitions	(5,122)	14,564	(18,105)
NET CASH USED IN OPERATING ACTIVITIES	(6,692)	16,276	(15,383)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	104,657	(3,816)	2,580
NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	97,965	12,460	(12,803)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—
Sale/Purchase of furniture and equipment	1,527	(619)	(848)
NET CASH (USED IN) INVESTING ACTIVITIES	1,527	(619)	(848)
NET CASH PROVIDED BY/(USED IN) DISCONTINUED OPERATIONS	—	—	174
NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	1,527	(619)	(674)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	334	878	2,582
Stock issued on employee stock purchase plan	97	115	247
NET CASH PROVIDED BY FINANCING ACTIVITIES	431	993	2,829

Foreign currency gains/(losses)		414	507
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	99,923	13,248	(10,141)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,790	—	46,365

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,713	$13,248	$36,224

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

Accrued Cost of Liquidation

Upon conversion to the liquidation basis of accounting, the Company accrued for the known costs to be incurred in liquidation, and has made subsequent adjustments and payments against these accounts, as follows:

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

($ in thousands)

	As Booked 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves	Payments to date	Balance at 6/30/07
Lease Obligation	$1,324		(45)	(1,279)	—
Professional Fees	1,927		228	(1,130)	1,025
Legal and Insurance	560		488	(188)	861
Human Resources	3,480	1,188	518	(4,017)	1,169
Systems-related	819		—	(398)	421
Misc.	900	295		(534)	661
Total	$9,010	1,482	1,188	(7,545)	4,136

*              Accruals carry forward from operating period.

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

Sale of RGII

On September 29, 2006, the Company sold its subsidiary, RGII Technologies, Inc., to Netstar-1, Inc. for $15.3 million in cash, less an estimated net asset adjustment of $1.2 million.  In addition, CHC retained all cash and cash equivalents of RGII, in the amount of $6.3 million.  The amount of the estimated net asset adjustment was subject to a final review.  To the extent that the final net asset amount sold to NetStar-1 was greater than the estimated asset amount at closing, the Stock Purchase Agreement provided that the excess would be paid to CHC together with interest thereon at the prime rate from the closing date to the date of payment.  If the final net asset amount sold to NetStar-1 was less than the estimated asset amount at closing, the Stock Purchase Agreement provided that the deficiency would be paid by CHC to NetStar-1, together with interest thereon at the prime rate from the closing date to the date of payment.  During the second quarter 2007, the parties reached agreement on the final net asset amount, resulting in a payment to the Buyer in the amount of $215 thousand.  The remainder of the amount in escrow of $785 thousand was released from escrow to CHC. The sale of RGII resulted in a net book loss on disposal of $4.8 million, including approximately $969 thousand in transaction costs as reported September 30, 2006.

Sale of Commercial

On November 7, 2006, the Company entered into an asset purchase agreement (the “Commercial Services Asset Purchase Agreement”) by and among TEKsystems, Inc., a Maryland corporation (“TEKsystems”), TEKsystems EF&I Solutions, LLC, a Maryland limited liability company, Allegis Group Canada Corporation, a Nova Scotia unlimited liability corporation, the Company, GBS Holdings Private Limited, a corporation organized under the laws of Mauritius, CHC Healthcare Solutions, LLC, a Delaware limited liability company, and Allegis Group, Inc., a Maryland corporation.  Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale (the “Commercial Services Asset Sale”).  The sale was also subject to an escrow of $1.7 million of the purchase price pending receipt of tax certificates in connection with the Taxation Act – Quebec; the certificates were subsequently received and the escrow released on April 24, 2007. Assets not included in the Commercial Services Asset Sale included a refundable tax credit of $8.9 million, and the unit’s operating cash as of the date of the sale. The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business. On April 17, 2007, TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems.  The Company continues to believe that its estimate of $1.9 million is accurate, and is working with TEKsystems to resolve the discrepancies.  In the event that agreement cannot be reached, under the Commercial Services Asset Purchase Agreement, the parties are required to submit the matter to an independent accounting firm for determination.

The Commercial Services Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Commercial Services Asset Purchase Agreement is $10 million and is contingent upon assertion of a claim for indemnity within nine months after the closing date. On August 6, 2007, TEKsystems submitted a letter to the Company, on behalf of itself, the other purchaser parties to the Commercial Services Asset Purchase Agreement and their affiliates, purporting to be a claim notice under the indemnification provisions of the Commercial Services Asset Purchase Agreement asserting purported indemnification claims based, variously, on the proposition that TEKsystems and the other purchaser parties are or may be subject to claims that are Excluded Liabilities under the Commercial Services Asset Purchase Agreement or arise out of alleged breaches of representations, warranties and/or covenants made by the Company in that agreement. The Company believes that many of the claims set forth in the letter relate to the working capital adjustment referred to above and overlap with or are repetitious of the issues between the parties with respect to the correct amount of that adjustment. The Company strongly disagrees with the assertions in the letter from TEKsystems and believes such assertions are without merit and, if TEKsystems brings suit based on any of the matters stated therein, the Company intends to vigorously defend against it.

The Commercial Services Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized.  The Company will realize gain or loss measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets.  For purposes of calculating gain or loss, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets.  It is anticipated that the Company will have sufficient current losses to offset most of the gain expected to be realized from the Commercial Services Business asset sale for regular Federal income tax purposes and otherwise incur approximately $300 thousand in alternative minimum taxes.  The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant.

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

The Chimes Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Chimes Asset Purchase Agreement is $8 million and is contingent upon assertion of a claim for indemnity within six months after the closing date.

On July 23, 2007, counsel for Axium International, Inc. and Diversity MSP (collectively, “Axium”) submitted a letter to the Company on Axium’s behalf purporting to be a claim notice under the indemnification provisions of the Chimes Asset Purchase Agreement asserting losses and damages, including punitive damages, in unspecified amount as a result of allegedly “fraudulent conduct, intentional and willful and/or negligent misrepresentations, concealment and breach of representations, warranty, covenants and agreements contained in the [Chimes Asset Purchase] Agreement” by the Company, Chimes and their officers and directors.  The Company strongly disagrees with the assertions in the letter from Axium’s counsel and believes such assertion are without merit. If Axium brings suit based on any of the matters stated therein, the Company intends to vigorously defend against it.

The Chimes Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized.  The Company will realize gain measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets.  For purposes of calculating the gain, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets.  It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain realized from the Chimes Transaction for regular Federal income tax purposes and otherwise incur approximately $1 million in alternative minimum taxes.

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

2.             Contingencies and Estimates

The Company will continue to incur costs through the liquidation.  Note 1 sets forth the current (initial) estimate of these costs.  The Company will evaluate the assumptions, judgments and estimates that can have a significant impact during liquidation and make changes accordingly.  In addition, the following contingencies should be noted:

($ in thousands)
Sale of the Commercial Services Business Unit, maximum contingent liability under asset purchase agreement, upon assertion of a claim within nine months after the closing date.	$10,000
Sale of the Commercial Services Business Unit, claim filed for Net Working Capital Adjustment as provided in asset purchase agreement less $1.9 million accrual. (See the discussion regarding the claim notice sent by TEKsystems in “Sale of Commerical” above.)	$4,100
Sale of Chimes, maximum contingent liability under asset purchase agreement, upon assertion of a claim within six months after the closing date. (See the discussion regarding the claim notice sent by Axium in “Sale of Chimes” above.)	$8,000

The details of the above are described more fully elsewhere in this filing.

Legal Matters

The Company is involved in various and routine litigation matters, which arise through the normal course of business.  Management believes that the resolution of these matters will not have a material adverse effect on the final liquidation of the Company.  While it firmly maintains that all pending claims are meritless, the Company will, however, continue to expend costs as it vigorously defends against these claims. (See claim notice filed by Axium in “Sale of Chimes” above)

3.             Initial Liquidating Distribution

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

The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.81 per share of Common Stock.  However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distribution.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

•      The ultimate amount of our known, unknown and contingent debts and liabilities; and

•      The fees and expenses incurred by us in the liquidation of our assets and the dissolution of the Company.

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

6.             Accounting for Stock-Based Compensation

Accounting for Stock-Based Compensation

The Company issued common stock options to certain employees and certain of its board members.  In January 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) (“FAS 123R”) - “Share-Based Payments”.  FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees.  The Company elected to apply FAS 123R under a modified prospective method.  Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The financial statements for prior interim periods and fiscal years do not reflect any adjusted amounts.

No changes occurred to the company’s outstanding stock options during the second quarter 2007.  A summary of the status of all the Company’s stock option plans as of June 30, 2007 and the changes during the six months ended on that date is presented below:

	Six months ended June 30, 2007
		Weighted
		Average
	Shares	Exercise
Options (Six Months)	(000’s)	Price

Outstanding January 1, 2007	1,287	$3.72
Granted	0	$0.00
Exercised	(99)	$3.37
Canceled/forfeited/expired	(1,163)	$3.76
Outstanding June 30	25	$3.31
Options exercisable June 30, 2007	25	$3.31
Weighted average fair value of options granted during the six months ended June 30, 2007		$0.00

Cash received from option exercise under all share-based payment arrangements for the six months ended June 30, 2007 was $431,000.  There are no tax benefits realized for the tax deductions from option exercise of the share-based payment arrangements for the same period due to the full valuation allowance position.  As the Company currently has a full valuation allowance with respect to its deferred tax assets, no tax benefit from the options are recognized at this time.  If the Company determines that it is more likely than not that it will recognize a tax benefit from the exercise of the options, then this amount would generally reflect the overall tax benefit.

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

As of June 30, 2007, there was no total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under these plans.

In addition to the three share-based compensation plans detailed above, the Company also maintained an Employee Stock Purchase Plan (“the ESPP”).  The ESPP purchased shares quarterly at a 15% discount from the lower of the opening and closing stock prices for the period.  The shares were purchased at a fixed discount and therefore gave rise to a liability under FAS 123R.  The Company discontinued the ESPP as of the end of fourth quarter 2006.  The last contributions were accepted through December 31, 2006 and the final purchase for the ESPP was made on January 3, 2007.

7.             Cash

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

8.             Comprehensive Income/(Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130), requires that items defined as other comprehensive income/ (loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/ (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.  The components of comprehensive loss for the period from January 1, 2007 to February 16, 2007 and the six month period ended June 30, 2006 are indicated in the table below.  Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

	Period
(dollars in thousands)	January 1 through February 16, 2007	Three months ended June 30, 2006	Six months ended June 30, 2006
Comprehensive income/(loss) :
Net income/(loss)	$99,371	$(14,051)	$(13,293)
Foreign currency adjustment	9	414	507
Comprehensive income/(loss)	$99,380	$(13,637)	$(12,786)

The accumulated balances related to each component of other comprehensive income (loss) for the period from January 1, 2007 through February 16, 2007 and the six months ended June 30, 2006 were as follows:

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

9.             Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares.  The Company did not repurchase shares of its common stock for the six months ended June 30, 2007 and the six months ended June 30, 2006.  As of January 2007 all Treasury Shares were fully depleted.  No further purchases are contemplated.

10.          Asset-Based Lending Facility

The Company’s credit facility with CIT was cancelled by the Company effective February 12, 2007.  CIT held $100 thousand in escrow for 90 days after the effective date of cancellation.  During the second quarter 2007, such funds were released from escrow and returned to the Company.

11.          Income Taxes

Similar to the prior year, the Company is not in a position to determine its projected annual effective tax rate.  For the year ended December 31, 2006, the Company could not estimate the rate due to the large net operating loss carryforward and corresponding valuation allowance.

Income tax expense has been provided for the quarter ended June 30, 2006 at an effective tax rate of 1.06%.  As mentioned, liquidation accounting was adopted as of February 17, 2007, and as the result of operational losses, there is no provision from continuing operations.  For the quarter ended June 30, 2007, taxes have been provided as a result of the sale of the business operations.  The Company has accrued $617 thousand for state and local taxes and $1.3 million for federal alternative minimum taxes.

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

Financial Accounting Standard 48 – Accounting for Uncertainty in Income Taxes

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had an immaterial amount of accrued interest and penalties during the second quarter of 2007 and at December 2006.

12.          Change of Control and other Special Charges and Contingency Payments

The balance of the $2.3 million in change of control payments to employees was re-classed to the short-term liability section of the 2006 balance sheet due to the future liquidation of the Company.  These liabilities were paid in full as of the end of the second quarter of 2007.

13.          Refundable Income Tax

The Quebec Government through Invest Quebec has granted the Company’s Montreal Outsourcing Centre (“MOC”) a refundable tax credit on certain qualifying job positions in Information Technology.  This program has been available to MOC since 2002.  The outstanding receivable as of June 30, 2007 includes credits relating to 2005, 2006 and the period from January 1 through February 16, 2007.  The outstanding receivable as of December 31, includes credits relating to 2005 and 2006.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Periods Ended June 30, 2007 and June 30, 2006

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

The Company had revenues for the period from January 1, 2007 through February 16, 2007 of $29.7 million.  Using the liquidation basis of accounting, net income/(loss) is not reported for the second quarter of 2007.  Due to the shortened time periods as a result of the liquidation basis of accounting, these numbers are not comparable to the prior year.

As of June 30, 2007, the Company had approximately $27.6 million in cash and cash equivalents (which no longer includes Chimes vendor cash) and $29.6 million in working capital and no debt outstanding.

Background of Liquidation

Sale of RGII

On September 29, 2006, the Company sold its subsidiary, RGII Technologies, Inc., to Netstar-1, Inc. for $15.3 million in cash, less an estimated net asset adjustment of $1.2 million.  In addition, CHC retained all cash and cash equivalents of RGII, in the amount of $6.3 million.  The amount of the estimated net asset adjustment was subject to a final review.  To the extent that the final net asset amount sold to NetStar-1 was greater than the estimated net asset amount at closing, the Stock Purchase Agreement provided that the excess would be paid to CHC together with interest thereon at the prime rate from the closing date to the date of payment.  If the final net asset amount sold to NetStar-1 was less than the estimated net asset amount at closing, the Stock Purchase Agreement provided that the deficiency would be paid by CHC to NetStar-1, together with interest thereon at the prime rate from the closing date to the date of payment.  During the second quarter 2007, the parties reached agreement on the final net asset amount, resulting in a payment to the Buyer in the amount of $215 thousand.  The remainder of the amount in escrow of $785 thousand was released from escrow to CHC. The sale of RGII resulted in a net book loss on disposal of $4.8 million, including approximately $969 thousand in transaction costs as reported September 30, 2006.

Sale of Commercial

On November 7, 2006, the Company entered into an asset purchase agreement (the “Commercial Services Asset Purchase Agreement”) by and among TEKsystems, Inc., a Maryland corporation (“TEKsystems”), TEKsystems EF&I Solutions, LLC, a Maryland limited liability company, Allegis Group Canada Corporation, a Nova Scotia unlimited liability corporation, the Company, GBS Holdings Private Limited, a corporation organized under the laws of Mauritius, CHC Healthcare Solutions, LLC, a Delaware limited liability company, and Allegis Group, Inc., a Maryland corporation.  Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale (the “Commercial Services Asset Sale”).  The sale was also subject to an escrow of $1.7 million of the purchase price pending receipt of tax certificates in connection with the Taxation Act – Quebec; the certificates were subsequently received and the escrow released on April 24, 2007.  Assets not included in the Commercial Services Asset Sale included a refundable tax credit of $8.9 million, and the unit’s operating cash as of the date of the sale.  The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.  On April 17, 2007, TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems.  The Company continues to believe that its estimate of $1.9 million is accurate, and is working with TEKsystems to resolve the discrepancies.  In the event that agreement cannot be reached, under the Commercial Services Asset Purchase Agreement, the parties are required to submit the matter to an independent accounting firm for determination.

The Commercial Services Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Commercial Services Asset Purchase Agreement is $10 million and is contingent upon assertion of a claim for indemnity within nine months after the closing date. On August 6, 2007, TEKsystems submitted a letter to the Company, on behalf of itself, the other purchaser parties to the Commercial Services Asset Purchase Agreement and their affiliates, purporting to be a claim notice under the indemnification provisions of the Commercial Services Asset Purchase Agreement asserting purported indemnification claims based, variously, on the proposition that TEKsystems and the other purchaser parties are or may be subject to claims that are Excluded Liabilities under the Commercial Services Asset Purchase Agreement or arise out of alleged breaches of representations, warranties and/or covenants made by the Company in that agreement. The Company believes that many of the claims set forth in the letter relate to the working capital adjustment referred to above and overlap with or are repetitious of the issues between the parties with respect to the correct amount of that adjustment. The Company strongly disagrees with the assertions in the letter from TEKsystems and believes such assertions are without merit and, if TEKsystems brings suit based on any of the matters stated therein, the Company intends to vigorously defend against it.

The Commercial Services Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized.  The Company will realize gain or loss measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets.  For purposes of calculating gain or loss, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets.  It is anticipated that the Company will have sufficient current losses to offset most of the gain expected to be realized from the Commercial Services Business asset sale for regular Federal income tax purposes and otherwise incur approximately $300 thousand in alternative minimum taxes.  The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant.

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

The Chimes Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Chimes Asset Purchase Agreement is $8 million and is contingent upon assertion of a claim for indemnity within six months after the closing date.

On July 23, 2007, counsel for Axium International, Inc. and Diversity MSP (collectively, “Axium”) submitted a letter to the Company on Axium’s behalf purporting to be a claim notice under the indemnification provisions of the Chimes Asset Purchase Agreement asserting losses and damages, including punitive damages, in unspecified amount as a result of allegedly “fraudulent conduct, intentional and willful and/or negligent misrepresentations, concealment and breach of representations, warranty, covenants and agreements contained in the [Chimes Asset Purchase] Agreement” by the Company, Chimes and their officers and directors.  The Company strongly disagrees with the assertions in the letter from Axium’s counsel and believes such assertions are without merit. If Axium brings suit based on any of the matters stated therein, the Company intends to vigorously defend against it.

The Chimes Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized.  The Company will realize gain measured by the difference between the proceeds received by it and its affiliates on such sale and the Company’s (or an affiliate’s) tax basis in the assets.  For purposes of calculating the gain, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets.  It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain realized from the Chimes Transaction for regular Federal income tax purposes and otherwise incur approximately $1 million in alternative minimum taxes.

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

Accrued Costs of Liquidation

Upon conversion to the liquidation basis of accounting, the Company accrued for the known costs to be incurred in liquidation, and has made subsequent adjustments and payments against these accounts, as follows:

($ in thousands)

	As Booked 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves	Payments to date	Balance at 6/30/07
Lease Obligation	$1,324		(45)	(1,279)	—
Professional Fees	1,927		228	(1,130)	1,025
Legal and Insurance	560		488	(188)	861
Human Resources	3,480	1,188	518	(4,017)	1,169
Systems-related	819		—	(398)	421
Misc.	900	295		(534)	661
Total	$9,010	1,482	1,188	(7,545)	4,136

* Accruals carry forward from operating period.

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

Change of Control Charges and Special Charges

The balance of the $2.3 million in change of control payments to employees was re-classed to the short-term liability section of the 2006 balance sheet due to the liquidation of the Company.  These liabilities were paid in full as of the end of the second quarter of 2007.

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

Financial Accounting Standard Interpretation 48 – Accounting for Uncertainty in Income Taxes

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had an immaterial amount of accrued interest during the second quarter of 2007 and $0 accrued for penalties at December 2006.

Results of Operations – Period from January 1, 2007 to February 16, 2007

Revenues.  Consolidated revenues decreased to $29.7 million in the period from January 1, 2007 to February 16, 2007, down from $107 million in the first six months of 2006.  Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Direct Costs and Gross Margins.  Direct costs were $23.1 million and $72.6 million in the period from January 1, 2007 to February 16, 2007 and the first six months of 2006, respectively.  Gross margin, revenues less direct costs, decreased to $6.6 million, or 22.2% in the period from January 1, 2007 to February 16, 2007 from 32.1% in the six months ended June 30, 2006.  Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Costs and Expenses.  Selling, general and administrative expenses were $10.8 million in the period from January 1, 2007 to February 16, 2007, compared to $34 million in the first six months of 2006.  As a percentage of revenue, the Company’s SG&A expenses were 36.3% in the period from January 1, 2007 to February 16, 2007, as compared to 32.1% in the first six months of 2006.  Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Income / (Loss) from Continuing Operations.  The Company’s net loss from continuing operations totaled $(4.2) million in the period from January 1, 2007 to February 16, 2007.  This compares to net loss from continuing operations of $230 thousand in the first six months of 2006.  Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Other Income/(Expense).  Other income (primarily net interest income) totaled approximately $880 thousand in the period from January 1, 2007 to February 16, 2007, compared to approximately $780 thousand in the first six months of 2006.  Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Gain on Sale of Commercial Services Business Unit:  Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale.  Assets not included in the sale of the Commercial Services Business included a refundable tax credit of $8.9 million, and the unit’s operating cash as of the date of the sale.  The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.

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

Income tax expense has been provided for the quarter ended June 30, 2006 at an effective tax rate of 1.06%.  As mentioned, for the quarter ended March 31, 2007, liquidation accounting has been adopted and as the result of operational losses, there is no provision from continuing operations.  Taxes have been provided as a result of the sale of the business operations.  The Company has accrued $617 thousand for state and local taxes and $1.3 million for federal alternative minimum taxes.

Net Income.  The net income for the period from January 1, 2007 to February 16, 2007 was $99.4 million, or $2.94 per basic and diluted share.

Liquidity and Capital Resources

On February 16, 2007, cash was received in the amount of $80 million for the sale of Chimes and $57 million for the sale of the Commercial Business Services Unit.  On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders and certain former option holders under the provisions of the surrender plan described in Note 3 to the Company’s Financial Statements included in this Report.  The liquidating distribution represented a partial distribution to shareholders of the proceeds received by the company from the sales of RGII, Chimes and the Commercial Services Business Unit.  In determining the amount of the initial distribution, the Company considered wind down and transition expenses and the exposure for contingent claims under the asset purchase agreements.  The distribution was payable on March 27, 2007 to shareholders of record as of the close of business on March 16, 2007.  The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the Plan of Liquidation.

The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.81 per share of Common Stock.  However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distribution.  Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

•                  The ultimate amount of our known, unknown and contingent debts and liabilities; and

•                  The fees and expenses incurred by us in the liquidation of our assets and the dissolution of the Company.

As a result, the amount of cash remaining following completion of our liquidation and dissolution could vary significantly from our current estimates.

As of June 30, 2007, the Company had approximately $29.6 million in working capital, of which $27.6 million was cash and cash equivalents.  Included in cash and cash equivalents at December 31, 2006 was restricted cash of $1.2 million.  Restricted cash pertains to funds received by Chimes and held in client-specific bank accounts to be used to make payments to vendors of the applicable client.  Cash and cash equivalents at December 31, 2006 also included approximately $23.3 million of cash which was fully disbursed to Chimes vendors in accordance with the client payment terms.

At June 30, 2007, the only receivables remaining on the Company’s books relate to transition services provided to the purchasers of Chimes and the Commercial Services Business Unit.

The balance of the $2.3 million in change of control payments to employees was re-classed to the short-term liability section of the 2006 balance sheet due to the liquidation of the Company.  These liabilities were paid in full as of the end of the second quarter of 2007.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes.  However, the Company does recognize market risk from interest rate changes.  The Company has financial instruments that are subject to interest rate risk.  However, at June 30, 2007, the Company was debt-free.  Historically, the Company has not experienced material gains or losses due to interest rate changes.  However, a reduction in interest rates would reduce the interest income received by the Company on the cash it holds.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, referred to herein as the “Exchange Act”) as of the end of the period covered by this report.  Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

COMPUTER HORIZONS CORP.
(Registrant)

DATE:	August 8, 2007	/s/ Dennis Conroy
Dennis Conroy, President and CEO
(Principal Executive Officer)

DATE:	August 8, 2007	/s/ Barbara Moss
Barbara Moss,
Chief Financial Officer
(Principal Financial and Accounting Officer)