Form 10-Q
period 2007-09-30
COMPUTER HORIZONS CORP
filed 2007-11-13
CIK 23019

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-7282

COMPUTER HORIZONS CORP.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-2638902 (I.R.S. Employer Identification Number)

2001 Route 46 East, Suite 310, Parsippany, NJ 07054
(Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code (973) 257-5030

Not Applicable
(Former name, former address and former fiscal year, if
changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer".

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

        As of November 1, 2007 the issuer had 33,837,284 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

Index

Part I Financial Information		3
Item 1	Financial Statements:	3
	Condensed Statement of Net Assets September 30, 2007 (Liquidation Basis—Unaudited) and Consolidated Condensed Balance Sheet (Going Concern Basis—Audited) December 31, 2006	3
	Condensed Statement of Changes in Net Assets in Liquidation—Period from February 17, 2007—September 30, 2007 (Unaudited)	4
	Consolidated Condensed Statements of Operations—Period from January 1, 2007 through February 16, 2007 (unaudited) and the Three and Nine Months Ended September 30, 2006 (unaudited)	5
	Consolidated Condensed Statements of Cash Flows Period from January 1, 2007 through February 16, 2007 (unaudited) and the Three and Nine Months Ended September 30, 2006 (unaudited)	6
	Notes to Condensed Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4	Controls and Procedures	27
Part II Other Information		28
Item 1	Legal Proceedings	28
Item 1A	Risk Factors	29
Item 6	Exhibits	30
Signatures		31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. Financial Information

Item 1.

Computer Horizons Corp and Subsidiaries
Consolidated Statement of Net Assets as of September 30, 2007 (Liquidation Basis)
Consolidated Balance Sheet as of December 31, 2006 (Going Concern Basis)

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,684	$71,790
Cash held in escrow		1,000
Accounts receivable	—	34,517
Refundable tax credit	9,627	8,547
Prepaid expenses and other	74	4,741

TOTAL CURRENT ASSETS	37,385	120,595

TOTAL PROPERTY AND EQUIPMENT, NET	4	2,746

OTHER ASSETS—NET:
Deferred income taxes		1,491
Other		940

TOTAL OTHER ASSETS	—	2,431

TOTAL ASSETS	$37,389	$125,772

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable	$200	$28,126
Accrued payroll, payroll taxes and benefits		9,431
Net working capital adjustment	1,904
Income taxes payable	2,415	1,150
Restructuring reserve		61
Other accrued expenses	5,824	4,212
Deferred Cash Receipts	958
Change of control payable		2,316
Deferred Tax		1,491
Deferred compensation		1,847

TOTAL CURRENT LIABILITIES	11,301	48,634

TOTAL OTHER LIABILITIES	—	443

TOTAL LIABILITIES	$11,301	$49,077

SHAREHOLDERS EQUITY:
Common stock, issued $.10 par; authorized 100,000,000 shares; issued 33,837,284 and 33,733,652 shares at March 31, 2007 and December 31, 2006, respectively		3,373
Additional paid in capital		148,046
Accumulated other comprehensive loss		(652)
Retained earnings/ (Accumulated deficit)		(73,930)

	—	76,837
Less shares held in treasury, at cost; 0 and 25,000 shares at March 31, 2007 and December 31, 2006, respectively		(140)

TOTAL SHAREHOLDERS EQUITY	—	76,697

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY		$125,772

NET ASSETS IN LIQUIDATION	$26,088

*
Derived from audited information

The accompanying notes are an integral part of these statements.

Computer Horizons Corp and Subsidiaries
Condensed Statement of Net Assets as of September 30, 2007 (Liquidation Basis)
($ in thousands)
(Unaudited)

Shareholders' Equity at February 16, 2007	$176,624
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(973)
Accrued cost of liquidation	(9,010)
Net Assets in Liquidation February 16, 2007	166,641
Cash distribution to shareholders	(135,349)
Transition Services Billing	930
Surrender program payment — stock options	(395)
Adjustments to Liquidation accruals	121
Investment income from February 17, 2007 to March 31, 2007	672
Costs incurred from February 17, 2007 to March 31, 2007	(2,433)

Net Assets in Liquidation March 31, 2007	$30,187

Settlement with NetStar-1	(215)
Tax adjustment	(710)
Adjustments to Liquidation accruals	(1,309)
Transition Services Billing	(3)
Investment Income from April 1 through June 30, 2007	1,071

Net Assets in Liquidation June 30, 2007	$29,020

Adjustment to assets	690
Transition Services Billing	184
Tax Adjustment	(57)
Adjustments to Liquidation accruals	(4,103)
Investment Income from July 1 through September 30, 2007	354

Net Assets in Liquidation September 30, 2007	$26,088

Computer Horizons Corp and Subsidiaries
Consolidated Condensed Statement of Operations and Comprehensive Income (Going Concern Basis)
($ in thousands except per share data)
(Unaudited)

	For the period from January 1 to February 16, 2007		Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
REVENUES:
Commercial		$24,995	$44,642	136,124
Chimes		4,671	7,977	23,474

Total		29,666	52,619	159,598

COSTS AND EXPENSES:
Direct costs		23,086	35,064	107,689
Selling, general & administrative		10,761	17,452	51,758
Restructuring charges		14	(32)	(32)
Special charges		—	86	366
Gain on sale of assets			(394)	(394)

Total Costs		33,861	52,176	159,387

INCOME/(LOSS) FROM OPERATIONS		(4,195)	443	211

OTHER INCOME/(EXPENSE):
Interest income		881	527	1,308
Interest expense		(1)		(1)

		880	527	1,307

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(3,315)	970	1,518
GAIN/(LOSS) ON SALE		102,686

INCOME FROM EXTRAORDINARY ITEMS		102,686	—	—

INCOME (TAXES)/BENEFIT:		—	(79)	(150)

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS		$99,371	$891	$1,368

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	$		$(4,239)	(18,011)

NET INCOME/(LOSS)		$99,371	$(3,348)	$(16,643)

EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS—BASIC		$2.94	$0.03	$0.04

EARNINGS/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS—BASIC		$—	$(0.13)	$(0.56)

EARNINGS/(LOSS) PER SHARE—BASIC		$—	$(0.10)	$(0.51)
EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS—DILUTED		$2.94	$0.03	$0.04

EARNINGS/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS—DILUTED		$—	$(0.13)	$(0.55)

EARNINGS/(LOSS) PER SHARE—DILUTED		$2.94	(0.10)	(0.51)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC		33,837,284	32,297,660	32,411,474

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED		33,837,284	32,365,000	32,619,000

The accompanying notes are an integral part of these statements.

Computer Horizons Corp. and Subsidiaries
Consolidated Condensed Statement of Cash Flows
($ in thousands)
(Unaudited)

	For the period from January 1 to February 16, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$99,371	$(3,350)	$(16,643)
Less: Income/(Loss) from discontinued operations	—	(13,232)	(13,232)
Less: Gain on sale of Chimes and Commercial	102,625	(4,779)	(4,779)
Income/(Loss) from continuing operations	(3,254)	14,661	1,368
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	(1)	(27)	—
Depreciation	234	237	1,609
Amortization of intangibles	—	(466)	—
Provision for bad debts	1,452	—	289
Restructure expense	14	(394)	(394)
FAS 123R Option Expense	(15)	94	472
Changes in assets and liabilities, net of acquisitions	(5,124)	(19,080)	(21,122)
NET CASH USED IN OPERATING ACTIVITIES	(6,692)	(4,975)	(17,778)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	104,657	8,927	8,927
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	97,965	3,952	(8,851)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	—	—
Sale/Purchase of furniture and equipment	1,527	(194)	(868)
NET CASH (USED IN) INVESTING ACTIVITIES	1,527	(194)	(868)
NET CASH PROVIDED BY/(USED IN) DISCONTINUED OPERATIONS	—	13,281	13,281
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	1,527	13,087	12,413
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	334	213	2,795
Stock issued on employee stock purchase plan	97	214	461
NET CASH PROVIDED BY FINANCING ACTIVITIES	431	427	3,256
Foreign currency gains/(losses)	—	(43)	464
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	99,923	17,423	7,282
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,790	(5,462)	40,903
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,713	$11,961	$48,185

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

        At a Special Meeting held on February 14, 2007, the shareholders of Computer Horizons Corp. (the "Company") approved the sales of the Company's Chimes, Inc. subsidiary to an affiliate of Axium International and the Company's Commercial Division to an affiliate of Allegis Group (collectively, the "Asset Sales"). At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company (the "Plan of Liquidation"). The Company began implementing the Plan of Liquidation after the Asset Sales were completed on February 16, 2007.

        The consolidated financial statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K for the year ended December 31, 2006. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted. The results for any interim period are not necessarily indicative of the results to be expected for a full year.

        The consolidated financial statements for the period January 1, 2007 to February 16, 2007 and for all periods presented for 2006 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders' approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting effective February 17, 2007. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

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

($ in thousands)	As Booked 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves		Activity to date	Balance at 9/30/07
Lease Obligation	$1,324		205		(1,487)	42
Professional Fees	1,927		3,520		(2,076)	3,370
Legal and Insurance	560		564		(389)	735
Human Resources	3,480	1,188	947		(4,692)	923
Systems-related	819		(80)		(439)	300
Misc.	900	295	135		(548)	782

Total	$9,010	1,482	5,291	**	(9,632)	6,152

*
Accruals carry forward from operating period.

**
Adjustments to reserves in the third quarter of 2007 totaled $4.1M, and were primarily the result of revised estimates relating to the cost of professional services and human resource costs. (See "Sale of Commercial" and "Sale of Chimes" below for a discussion of current legal activities.)

        The Company expects to make further distributions to its shareholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which will be deposited in a liquidating trust). The amounts reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses. To the extent that assets deposited in the liquidating trust are not applied to or reserved for payment of the Company's liabilities, these assets will be distributed to holders of beneficial interests in the liquidating trust at one or more later dates. Each shareholder will receive his or her pro rata share of each distribution based on the number of shares held on the record date for such distribution.

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

Sale of Commercial

        On November 7, 2006, the Company entered into an asset purchase agreement (the "Commercial Services Asset Purchase Agreement") by and among TEKsystems, Inc., a Maryland corporation ("TEKsystems"), TEKsystems EF&I Solutions, LLC, a Maryland limited liability company, Allegis Group Canada Corporation, a Nova Scotia unlimited liability corporation, the Company, GBS Holdings Private Limited, a corporation organized under the laws of Mauritius, CHC Healthcare Solutions, LLC, a Delaware limited liability company, and Allegis Group, Inc., a Maryland corporation. Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale (the "Commercial Services Asset Sale"). The sale was also subject to an escrow of $1.7 million of the purchase price pending receipt of tax certificates in connection with the Taxation Act—Quebec; the certificates were subsequently received and the escrow released on April 24, 2007. Assets not included in the Commercial Services Asset Sale included a refundable Quebec tax credit for 2005 and 2006 currently estimated at approximately $9.6 million (described below) and the unit's operating cash as of the date of the sale. The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.

        On April 17, 2007, TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems. The Company continues to believe that its estimate of approximately $1.9 million is accurate, and has disputed this claim. While some differences were resolved, there still remains a difference of $3.3 million between the Company's estimate and that of TEKsystems. The principal item in dispute relates to the Company's belief that Computer Horizons (Canada) Corp. ("Canada Sub") has sufficient NOL's to offset any income tax due on the Quebec tax receivable discussed below. Under the terms of the Commercial Services Asset Purchase Agreement, such disputed items are to be determined by an independent accounting firm and, on September 19, 2007 the Company, and on September 28, 2007 TEKsystems, submitted the disputed items to such independent accounting firm for determination.

        The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. ("Canada Sub") but, as noted above, specifically excluded a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the "Quebec Tax

Receivable"). During the third quarter, TEKsystems advised the Company that Canada Sub had received approximately C$4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately C$4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately C$114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem's notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the Purchase Agreement, and $114 thousand for capital taxes. Under the terms of the Purchase Agreement, TEKsystems has no right to offset any amounts due the Company and the aforementioned amount of $1.49 million is subject to dispute and currently being considered by an independent accounting firm, mentioned above. The Company has recorded the $958 thousand as a deferred cash credit in the balance sheet as of September 30, 2007. After demands to remit the $4.3 million were ignored, the Company, on October 19, 2007, filed a lawsuit against TEKsystems seeking damages for the failure of TEKsystems to remit the balance of the funds received by it with respect to the 2005 Quebec Tax Receivable and a declaration that TEKsystems must promptly remit to the Company upon receipt all funds received by it in the future in payment of the 2006 Quebec Tax Receivable. For a more detailed description of this litigation, see Item 1 of Part II of this Report on Form 10-Q (Legal Proceedings).

        The Commercial Services Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Commercial Services Asset Purchase Agreement is $10 million and is contingent upon assertion of a claim for indemnity within nine months after the closing date of the Agreement. On August 6, 2007, TEKsystems submitted a letter to the Company, on behalf of itself, the other purchaser parties to the Commercial Services Asset Purchase Agreement and their affiliates, purporting to be a claim notice under the indemnification provisions of the Commercial Services Asset Purchase Agreement asserting purported indemnification claims based, variously, on the proposition that TEKsystems and the other purchaser parties are or may be subject to claims that are Excluded Liabilities under the Commercial Services Asset Purchase Agreement or arise out of alleged breaches of representations, warranties and/or covenants made by the Company in that agreement. The Company believes that many of the claims set forth in the letter relate to the working capital adjustment referred to above and overlap with or are repetitious of the issues between the parties with respect to the correct amount of that adjustment. The Company strongly disagrees with the assertions in the letter from TEKsystems and believes such assertions are without merit and, if TEKsystems brings suit based on any of the matters stated therein, the Company intends to vigorously defend against it.

        The Commercial Services Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized. The Company will realize gain or loss measured by the difference between the proceeds received by it and its affiliates on such sale and the Company's (or an affiliate's) tax basis in the assets. For purposes of calculating gain or loss, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets. It is anticipated that the Company will have sufficient current losses to offset most of the gain expected to be realized from the Commercial Services Asset Sale for regular Federal income tax purposes and will otherwise incur approximately $300 thousand in alternative minimum taxes. The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but the Company does not anticipate that such taxes, if any, will be significant.

Sale of Chimes

        On October 18, 2006, the Company signed a definitive asset purchase agreement (the "Chimes Asset Purchase Agreement") by and among Axium International, Inc., a Delaware corporation, Diversity MSP, Inc., a California corporation ("Diversity MSP") and Chimes, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (now known as Forgone, LLC, a Delaware limited liability company, and referred to herein as "Chimes"). Pursuant to the Chimes Asset Purchase Agreement, on February 16, 2007, the Company sold to Diversity MSP substantially all of the assets of Chimes, excluding cash and marketable securities, for a purchase price of $80.0 million in cash (the "Chimes Asset Sale"), with a gain of $73.6 million.

        The Chimes Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Chimes Asset Purchase Agreement is $8 million and is contingent upon assertion of a claim for indemnity within six months after the closing date.

        On July 23, 2007, counsel for Axium International, Inc. and Diversity MSP (collectively, "Axium") submitted a letter to the Company on Axium's behalf purporting to be a claim notice under the indemnification provisions of the Chimes Asset Purchase Agreement asserting losses and damages, including punitive damages, in unspecified amount as a result of allegedly "fraudulent conduct, intentional and willful and/or negligent misrepresentations, concealment and breach of representations, warranty, covenants and agreements contained in the [Chimes Asset Purchase] Agreement" by the Company, Chimes and certain of their officers and directors. Thereafter, on August 15, 2007, the Company received a summons and complaint in a lawsuit making similar allegations. On October 2, 2007, the Company and Chimes filed an answer denying the material allegations in the complaint and asserting certain affirmative defenses and the other defendants filed a motion to dismiss the complaint as to them. See Item 1 of Part II of this Report on Form 10-Q (Legal Proceedings) for a description of that lawsuit and the Company's response thereto. The Company strongly disagrees with the allegations in the foregoing lawsuit, believes the lawsuit is wholly without merit and intends to vigorously defend against it.

        The Chimes Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized. The Company will realize a gain measured by the difference between the proceeds received by it and its affiliates on such sale and the Company's (or an affiliate's) tax basis in the assets. For purposes of calculating the gain, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets. It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain realized from the Chimes Transaction for regular Federal income tax purposes and otherwise incur approximately $1 million in alternative minimum taxes.

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

2. Contingencies and Estimates

        The Company will continue to incur costs through the liquidation. Note 1 sets forth the current (initial) estimate of these costs. The Company will evaluate the assumptions, judgments and estimates that can have a significant impact during liquidation and make changes accordingly. In addition, the following contingencies should be noted:

($ in thousands)
Sale of the Commercial Services Business Unit, maximum contingent liability under asset purchase agreement, upon assertion of a claim within nine months after the date of the agreement.	$10,000
Sale of the Commercial Services Business Unit, claim filed for Net Working Capital Adjustment as provided in asset purchase agreement, as adjusted, less $1.9 million accrual. (See the discussion regarding the claim notice sent by TEKsystems under "Sale of Commercial" in Note 1 above.)	$3,300
Sale of Chimes, maximum contingent liability under asset purchase agreement, upon assertion of a claim within six months after the closing date. (See the discussion regarding the claim notice sent by Axium under "Sale of Chimes" in Note 1 above.)	$8,000

        The details of the above are described more fully elsewhere in this filing.

Legal Matters

        The Company is involved in various routine litigation matters that arose in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the final liquidation of the Company. While the Company firmly maintains that all claims against the Company in such matters are without merit, it will continue to incur costs as it vigorously defends against these claims.

        In addition, the Company is involved in litigation with TEKsystems and Diversity MSP, as described in Note 1 above and in Item 1 of Part II of this Report on Form 10-Q (Legal Proceedings).

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

        The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.78 per share of Common Stock. However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distribution. Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

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

4. Voluntary withdrawal from NASDAQ

        On March 9, 2007, the Board of Directors of the Company approved a plan to voluntarily withdraw its common stock from trading on The NASDAQ Stock Market ("NASDAQ") effective after the close of trading on March 30, 2007.

        On March 12, 2007, the Company received a letter from NASDAQ stating that, based on the NASDAQ staff's review of the Company's public announcements concerning its shareholders' approval of a plan of complete liquidation and dissolution of the Company and the declaration of an initial distribution (and anticipated subsequent distributions) in connection therewith and pursuant to Marketplace Rule 4300, the NASDAQ staff believes that the Company is a "public shell" and as such no longer meets NASDAQ's continued listing requirements, but that in view of the Company's plan to voluntarily withdraw its common stock from listing on NASDAQ and pursuant to Marketplace Rule 4450(f) the staff has determined to grant an extension of time permitting the Company's common stock to continue to trade on NASDAQ through March 30, 2007.

        On March 13, 2007, the Company announced that it had notified NASDAQ of its intention to voluntarily withdraw its common stock from listing on NASDAQ effective immediately prior to the opening of trading on April 2, 2007, with the effect that the last day of trading on NASDAQ would be March 30, 2007. The company's stock began trading in the Pink Sheets effective at the opening of trading on Monday, April 2, 2007.

5. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

6. Accounting for Stock-Based Compensation

Accounting for Stock-Based Compensation

        The Company issued common stock options to certain employees and certain of its board members. In January 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) ("FAS 123R")—"Share-Based Payments". FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company elected to apply FAS 123R under a modified prospective method. Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The financial statements for prior interim periods and fiscal years do not reflect any adjusted amounts.

        No changes occurred to the company's outstanding stock options during the third quarter 2007. A summary of the status of all the Company's stock option plans as of September 30, 2007 and the changes during the nine months ended on that date is presented below:

	Nine months ended September 30, 2007
Options (Nine Months)	Shares (000's)	Weighted Average Exercise Price
Outstanding January 1, 2007	1,287	$3.72
Granted	0	$0.00
Exercised	(99)	$3.37
Canceled/forfeited/expired	(1,163)	$3.76
Outstanding September 30	25	$3.31

Options exercisable September 30, 2007	25	$3.31

Weighted average fair value of options granted during the nine months ended September 30, 2007		$0.00

        Cash received from option exercise under all share-based payment arrangements for the nine months ended September 30, 2007 was $431,000. There are no tax benefits realized for the tax deductions from option exercise of the share-based payment arrangements for the same period due to the full valuation allowance position. As the Company currently has a full valuation allowance with respect to its deferred tax assets, no tax benefit from the options are recognized at this time. If the Company determines that it is more likely than not that it will recognize a tax benefit from the exercise of the options, then this amount would generally reflect the overall tax benefit.

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

        As of September 30, 2007, there was no total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under these plans.

        In addition to the three share-based compensation plans detailed above, the Company also maintained an Employee Stock Purchase Plan ("the ESPP"). The ESPP purchased shares quarterly at a 15% discount from the lower of the opening and closing stock prices for the period. The shares were purchased at a fixed discount and therefore gave rise to a liability under FAS 123R. The Company discontinued the ESPP as of the end of fourth quarter 2006. The last contributions were accepted through December 31, 2006 and the final purchase for the ESPP was made on January 3, 2007.

7. Cash

        On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders and certain former option holders under the provisions of the surrender plan described in Note 3. The distribution was payable March 27, 2007 to shareholders of record as of the close of business on March 16, 2007. The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the plan of liquidation and dissolution approved by the Company's shareholders on February 14, 2007. The liquidating distribution represents a partial distribution to shareholders of the proceeds received by the Company from the sale of its RGII Technologies subsidiary and substantially all of the non-cash assets of its Chimes, Inc. subsidiary and its Commercial division.

8. Comprehensive Income/(Loss)

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130), requires that items defined as other comprehensive income/ (loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/ (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the period from January 1, 2007 to February 16, 2007 and the nine month period ended September 30, 2006 are indicated in the table below. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

	Period
(dollars in thousands)	January 1 through February 16, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2006
Comprehensive income/(loss):
Net income/(loss)	$99,371	$(3,348)	$(16,643)
Foreign currency adjustment	9	(42)	464

Comprehensive income/(loss)	$99,380	$(3,390)	$(16,179)

        The accumulated balances related to each component of other comprehensive income (loss) for the period from January 1, 2007 through February 16, 2007 and the nine months ended September 30, 2006 were as follows:

(dollars in thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$(652)	$—	$(652)
Accumulated comprehensive income/(loss)	9	—	9
Balance at February 16, 2007	$(643)	$—	$(643)
Balance at December 31, 2005	$(643)	$—	$(643)
Accumulated comprehensive income/(loss)	464	—	464
Balance at September 30, 2006	$(179)	$—	$(179)

9. Purchase of Treasury Stock

        In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares. The Company did not repurchase shares of its common stock for the nine months ended September 30, 2007 and the nine months ended September 30, 2006. As of January 2007 all Treasury Shares were fully depleted. No further purchases are contemplated.

10. Asset-Based Lending Facility

        The Company's credit facility with CIT was cancelled by the Company effective February 12, 2007. CIT held $100 thousand in escrow for 90 days after the effective date of cancellation. During the second quarter 2007, such funds were released from escrow and returned to the Company.

11. Income Taxes

        Similar to the prior year, the Company is not in a position to determine its projected annual effective tax rate. For the year ended December 31, 2006, the Company could not estimate the rate due to the large net operating loss carryforward and corresponding valuation allowance.

        Income tax expense has been provided for the quarter ended September 30, 2006 at an effective tax rate of 9.9%. As mentioned, liquidation accounting was adopted as of February 17, 2007, and as the result of operational losses, there is no provision from continuing operations. For the quarter ended September 30, 2007, taxes have been provided as a result of the sale of the business operations. The Company has accrued $617 thousand for state and local taxes and $1.3 million for federal alternative minimum taxes.

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

Financial Accounting Standard 48—Accounting for Uncertainty in Income Taxes

        The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), at the beginning of fiscal year 2007. As a result of the implementation the Company recognized a $150 thousand net increase to reserves for uncertain tax positions. This change has two components of which amounts related to a re-class to a non income tax reserve balance of $200 thousand for sales and use tax and a $350 thousand increase to the income tax reserve. The $350 thousand increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect for the adoption of FIN 48, at the beginning of 2007, the Company had approximately $1.3 million of total gross unrecognized tax benefits. Of this total, $845 thousand (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued interest of approximately $84 thousand through the third quarter 2007 for FIN48 related items.

12. Change of Control and other Special Charges and Contingency Payments

        The balance of the $2.3 million in change of control payments to employees was re-classed to the short-term liability section of the 2006 balance sheet due to the future liquidation of the Company. These liabilities were paid in full as of the end of the second quarter of 2007.

13. Refundable Income Tax

        The Quebec Government through Invest Quebec granted the Company's Montreal Outsourcing Centre ("MOC") a refundable tax credit on certain qualifying job positions in Information Technology. The outstanding receivables as of September 30, 2007 and 2006 include credits relating to 2005 and 2006. The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. ("Canada Sub") but, as noted above, specifically excluded the refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the "Quebec Tax Receivable"). During the third quarter, TEKsystems advised the Company that Canada Sub had received approximately C$4.3 million with respect to the Quebec Tax Receivable for 2005, (representing approximately C$4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately C$114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem's notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million.    An additional US$665 thousand was booked during the third quarter of 2007 to recognize the increase in value of the 2005 tax credit due to the change in exchange rate since the Company's last estimate of such value. (See "Sale of Commercial" in Note 1 above for an additional discussion of recent events surrounding the Quebec Tax Receivable for 2005 and 2006.).

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Periods Ended September 30, 2007 and September 30, 2006

        The following detailed discussion and analysis of the financial condition and results of operations of Computer Horizons Corp. (the "Company") should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and the financial statements and notes included elsewhere in this Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by words such as "believe," "expect," "anticipate," "plan," "potential," "continue" or similar expressions. Such forward-looking statements are subject to a number of risks and uncertainties, and there can be no assurance that the expectation reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company's businesses; and risks associated with the liquidation and dissoulution of the Company, including without limitation, settlement of the Company's liabilities and obligations, costs incurred in connection with the carrying out of the plan of liquidation and dissolution, the amount of income earned on the Company's cash and cash equivalents and short-term investments during the liquidation period, and the actual timing of liquidating distributions. All forward-looking statements included in this report are based on information available to the Company on the date hereof. The Company undertakes no obligation (and expressly disclaims any such obligation) to update forward-looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results would differ from those anticipated in such forward-looking statements.

Overview

        At a Special Meeting held on February 14, 2007, the shareholders of the Company approved the sales of the Company's Chimes, Inc. subsidiary to an affiliate of Axium International and the Company's Commercial Division to Allegis Group (collectively, the "Asset Sales"). At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company (the "Plan of Liquidation"). The Company began implementing the Plan of Liquidation after the Asset Sales were completed on February 16, 2007. Prior to the Asset Sales, the Company provided information technology staffing and project-based services to private companies and the United States government.

        The Company had revenues for the period from January 1, 2007 through February 16, 2007 of $29.7 million. Using the liquidation basis of accounting, net income/(loss) is not reported for the second quarter of 2007. Due to the shortened time periods as a result of the liquidation basis of accounting, these numbers are not comparable to the prior year.

        As of September 30, 2007, the Company had approximately $27.7 million in cash and cash equivalents (which no longer includes Chimes vendor cash) and $26.1 million in working capital and no debt outstanding.

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

Sale of Commercial

        On November 7, 2006, the Company entered into an asset purchase agreement (the "Commercial Services Asset Purchase Agreement") by and among TEKsystems, Inc., a Maryland corporation ("TEKsystems"), TEKsystems EF&I Solutions, LLC, a Maryland limited liability company, Allegis Group Canada Corporation, a Nova Scotia unlimited liability corporation, the Company, GBS Holdings Private Limited, a corporation organized under the laws of Mauritius, CHC Healthcare Solutions, LLC, a Delaware limited liability company, and Allegis Group, Inc., a Maryland corporation. Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale (the "Commercial Services Asset Sale"). The sale was also subject to an escrow of $1.7 million of the purchase price pending receipt of tax certificates in connection with the Taxation Act—Quebec; the certificates were subsequently received and the escrow released on April 24, 2007. Assets not included in the Commercial Services Asset Sale included a refundable Quebec tax credit for 2005 and 2006 currently estimated at approximately $9.6 million (described below) and the unit's operating cash as of the date of the sale. The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.

        On April 17, 2007, TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems. The Company continues to believe that its estimate of approximately $1.9 million is accurate, and has disputed this claim. Although considerable progress was made, the Company was not able to resolve all disputed items by agreement with TEKsystems. A difference remains between the Company's estimate and that of TEKsystems of approximately $3.3 million. The principal item in dispute relates to the Company's belief that Computer Horizons (Canada) Corp. ("Canada Sub") has sufficient NOL's to offset any income tax due on the Quebec tax receivable discussed below. Under the terms of the Commercial Services Asset Purchase Agreement, such disputed items are to be determined by an independent accounting firm and, on September 19, 2007 the Company, and on September 28, 2007 TEKsystems, submitted the disputed items to such independent accounting firm for determination.

        The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. ("Canada Sub") but, as noted above, specifically excluded a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the "Quebec Tax Receivable"). During the third quarter, TEKsystems advised the Company that Canada Sub had received approximately C$4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately C$4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately C$114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem's notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the Purchase Agreement, and $114 thousand for capital taxes. Under the terms of the Purchase Agreement, TEKsystems has no right to offset any amounts due the Company and the aforementioned amount of $1.49 million is subject to dispute and currently being considered by an independent accounting firm, mentioned above. The Company has recorded the $958 thousand as a deferred cash credit in the balance sheet as of September 30, 2007. After demands to remit the $4.3 million were ignored, the Company, on October 19, 2007, filed a lawsuit against TEKsystems seeking damages for the failure of TEKsystems to remit the balance of the funds received by it with respect to the 2005 Quebec Tax Receivable and a declaration that TEKsystems must promptly remit to the Company upon receipt all funds received by it in the future in payment of the 2006 Quebec Tax Receivable. For a more detailed description of this litigation, see Item 1 of Part II of this Report on Form 10-Q (Legal Proceedings).

        The Commercial Services Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Commercial Services Asset Purchase Agreement is $10 million and is contingent upon assertion of a claim for indemnity within nine months after the date of the Agreement. On August 6, 2007, TEKsystems submitted a letter to the Company, on behalf of itself, the other purchaser parties to the Commercial Services Asset Purchase Agreement and their affiliates, purporting to be a claim notice under the indemnification provisions of the Commercial Services Asset Purchase Agreement asserting purported indemnification claims based, variously, on the proposition that TEKsystems and the other purchaser parties are or may be subject to claims that are Excluded Liabilities under the Commercial Services Asset Purchase Agreement or arise out of alleged breaches of representations, warranties and/or covenants made by the Company in that agreement. The Company believes that many of the claims set forth in the letter relate to the working capital adjustment referred to above and overlap with or are repetitious of the issues between the parties with respect to the correct amount of that adjustment. The Company strongly disagrees with the assertions in the letter from TEKsystems and believes such assertions are without merit and, if TEKsystems brings suit based on any of the matters stated therein, the Company intends to vigorously defend against it.

        The Commercial Services Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized. The Company will realize gain or loss measured by the difference between the proceeds received by it and its affiliates on such sale and the Company's (or an affiliate's) tax basis in the assets. For purposes of calculating gain or loss, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets. It is anticipated that the Company will have sufficient current losses to offset most of the gain expected to be realized from the Commercial Services Asset Sale for regular Federal income tax purposes and will otherwise incur approximately $300 thousand in alternative minimum taxes. The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but the Company does not anticipate that such taxes, if any, will be significant.

Sale of Chimes

        On October 18, 2006, the Company signed a definitive asset purchase agreement (the "Chimes Asset Purchase Agreement") by and among Axium International, Inc., a Delaware corporation, Diversity MSP, Inc., a California corporation ("Diversity MSP") and Chimes, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (now known as Forgone, LLC, a Delaware limited liability company, and referred to herein as "Chimes"). Pursuant to the Chimes Asset Purchase Agreement, on February 16, 2007, the Company sold to Diversity MSP substantially all of the assets of Chimes, excluding cash and marketable securities, for a purchase price of $80.0 million in cash (the "Chimes Asset Sale"), with a gain of $73.6 million.

        The Chimes Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Chimes Asset Purchase Agreement is $8 million and is contingent upon assertion of a claim for indemnity within six months after the closing date.

        On July 23, 2007, counsel for Axium International, Inc. and Diversity MSP (collectively, "Axium") submitted a letter to the Company on Axium's behalf purporting to be a claim notice under the indemnification provisions of the Chimes Asset Purchase Agreement asserting losses and damages, including punitive damages, in unspecified amount as a result of allegedly "fraudulent conduct, intentional and willful and/or negligent misrepresentations, concealment and breach of representations, warranty, covenants and agreements contained in the [Chimes Asset Purchase] Agreement" by the Company, Chimes and certain of their officers and directors. Thereafter, on August 15, 2007, the Company received a summons and complaint in a lawsuit making similar allegations. On October 2, 2007, the Company and Chimes filed an answer denying the material allegations in the complaint and asserting certain affirmative defenses and the other defendants filed a motion to dismiss the complaint as to them. See Item 1 of Part II of this Report on Form 10-Q (Legal Proceedings) for a description of that lawsuit and the Company's response thereto. The Company strongly disagrees with the allegations in the foregoing lawsuit, believes the lawsuit is wholly without merit and intends to vigorously defend against it.

        The Chimes Asset Sale is a taxable transaction with respect to the Company to the extent of the gain that was realized. The Company will realize a gain measured by the difference between the proceeds received by it and its affiliates on such sale and the Company's (or an affiliate's) tax basis in the assets. For purposes of calculating the gain, the proceeds received by the Company and its affiliates will include the cash received by them, the amount of their indebtedness that is cancelled or assumed, and any other consideration received by them for their assets. It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain realized from the Chimes Transaction for regular Federal income tax purposes and will otherwise incur approximately $1 million in alternative minimum taxes.

        The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but the Company does not anticipate that such taxes, if any, will be significant. Based upon current projections, such state taxes are estimated to be approximately $617 thousand after taking into account the availability of state losses to offset the gain, and have been accrued.

Liquidation Basis of Accounting

        The consolidated financial statements for the period January 1, 2007 to February 16, 2007 and for all periods presented for 2006 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders' approval of the Plan, the Company adopted the liquidation basis of accounting effective February 17, 2007. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments to record assets at estimated net realizable value and liabilities at estimated settlement amounts.

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

Accrued Costs of Liquidation

        Upon conversion to the liquidation basis of accounting, the Company accrued for the known costs to be incurred in liquidation, and has made subsequent adjustments and payments against these accounts, as follows:

($ in thousands)	As Booked 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves		Activity to date	Balance at 9/30/07
Lease Obligation	$1,324		205		(1,487)	42
Professional Fees	1,927		3,520		(2,076)	3,370
Legal and Insurance	560		564		(389)	735
Human Resources	3,480	1,188	947		(4,692)	923
Systems-related	819		(80)		(439)	300
Misc.	900	295	135		(548)	782

Total	$9,010	1,482	5,291	**	(9,632)	6,152

*
Accruals carry forward from operating period.

**
Adjustments to reserves in the third quarter of 2007 totaled $4.1M, and were primarily the result of revised estimates relating to the cost of professional services and human resource costs. (See "Sale of Commercial" and "Sale of Chimes" above for a discussion of current legal activities.)

        Adjustments to liquidation accruals in the third quarter of 2007 totaled $4.1M, and were primarily the result of revised estimates relating to the cost of legal actions, along with the associated administrative costs. (See "Sale of Commercial" and "Sale of Chimes" below for a discussion of current legal activities.)

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

        The Company expects to make further distributions to its shareholders of its remaining cash, less any amount applied to or reserved for actual or contingent liabilities (which will be deposited in a liquidating trust). The amounts reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses. To the extent that assets deposited in the liquidating trust are not applied to or reserved for payment of the Company's liabilities, these assets will be distributed to holders of beneficial interests in the liquidating trust at one or more later dates. Each shareholder will receive his or her pro rata share of each distribution based on the number of shares held at the time of the record date for such distribution.

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

Evaluation of Bad Debt Reserve

        Historically, the Company determined its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole. The Company wrote off accounts receivable when they became uncollectible, and payments subsequently received on such receivables were credited to the allowance for doubtful accounts.

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

Financial Accounting Standard Interpretation 48—Accounting for Uncertainty in Income Taxes

        The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), at the beginning of fiscal year 2007. As a result of the implementation the Company recognized a $150,000 net increase to reserves for uncertain tax positions. This change has two components of which amounts related to a reclass to a non income tax reserve balance of $200 thousand for sales and use tax and a $350 thousand increase to the income tax reserve. The $350 thousand increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect for the adoption of FIN 48, at the beginning of 2007, the Company had approximately $1.3 million of total gross unrecognized tax benefits. Of this total, $845 thousand (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued interest of approximately $84 thousand through the third quarter 2007 for FIN48 related items.

Results of Operations—Period from January 1, 2007 to February 16, 2007

        Revenues.    Consolidated revenues decreased to $29.7 million in the period from January 1, 2007 to February 16, 2007, down from $160 million in the first nine months of 2006. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

        Direct Costs and Gross Margins.    Direct costs were $23.1 million and $107.7 million in the period from January 1, 2007 to February 16, 2007 and the first nine months of 2006, respectively. Gross margin, revenues less direct costs, decreased to $6.6 million, or 22.2% in the period from January 1, 2007 to February 16, 2007 from 32.5% in the nine months ended September 30, 2006. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

        Costs and Expenses.    Selling, general and administrative expenses were $10.8 million in the period from January 1, 2007 to February 16, 2007, compared to $51.8 million in the first nine months of 2006. As a percentage of revenue, the Company's SG&A expenses were 36.3% in the period from January 1, 2007 to February 16, 2007, as compared to 32.4% in the first nine months of 2006. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

        Income / (Loss) from Continuing Operations.    The Company's net loss from continuing operations totaled $(4.2) million in the period from January 1, 2007 to February 16, 2007. This compares to net loss from continuing operations of $183 thousand in the first nine months of 2006. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

        Other Income/(Expense).    Other income (primarily net interest income) totaled approximately $880 thousand in the period from January 1, 2007 to February 16, 2007, compared to approximately $1.3 million in the first nine months of 2006. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

        Gain on Sale of Commercial Services Business Unit:    Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale. Assets not included in the sale of the Commercial Services Business included a refundable tax credit of $8.9 million, and the unit's operating cash as of the date of the sale. The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.

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

        Income tax expense has been provided for the quarter ended September 30, 2006 at an effective tax rate of 9.9%. As mentioned, for the quarter ended March 31, 2007, liquidation accounting was adopted and as the result of operational losses, there is no provision from continuing operations. Taxes have been provided as a result of the sale of the business operations. The Company has accrued $617 thousand for state and local taxes and $1.3 million for federal alternative minimum taxes.

        Net Income.    The net income for the period from January 1, 2007 to February 16, 2007 was $99.4 million, or $2.94 per basic and diluted share.

Liquidity and Capital Resources

        On February 16, 2007, cash was received in the amount of $80 million for the sale of Chimes and $57 million for the sale of the Commercial Business Services Unit. On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders and certain former option holders under the provisions of the surrender plan described in Note 3 to the Company's Financial Statements included in this Report. The liquidating distribution represented a partial distribution to shareholders of the proceeds received by the company from the sales of RGII, Chimes and the Commercial Services Business Unit. In determining the amount of the initial distribution, the Company considered wind down and transition expenses and the exposure for contingent claims under the asset purchase agreements. The distribution was payable on March 27, 2007 to shareholders of record as of the close of business on March 16, 2007. The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the Plan of Liquidation.

        The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.78 per share of Common Stock. However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distribution. Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

  •
  The ultimate amount of our known, unknown and contingent debts and liabilities; and

  •
  The fees and expenses incurred by us in the liquidation of our assets and the dissolution of the Company.

        As a result, the amount of cash remaining following completion of our liquidation and dissolution could vary significantly from our current estimates.

        As of September 30, 2007, the Company had approximately $26.1 million in working capital, of which $27.7 million was cash and cash equivalents. Included in cash and cash equivalents at December 31, 2006 was restricted cash of $1.2 million. Restricted cash pertains to funds received by Chimes and held in client-specific bank accounts to be used to make payments to vendors of the applicable client. Cash and cash equivalents at December 31, 2006 also included approximately $23.3 million of cash which was fully disbursed to Chimes vendors in accordance with the client payment terms.

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Company does not ordinarily hold market risk sensitive instruments for trading purposes. However, the Company does recognize market risk from interest rate changes. The Company has financial instruments that are subject to interest rate risk. However, at September 30, 2007, the Company was debt-free. Historically, the Company has not experienced material gains or losses due to interest rate changes. However, a reduction in interest rates would reduce the interest income received by the Company on the cash it holds.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        The Company's CEO and CFO have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, referred to herein as the "Exchange Act") as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II—Other Information

Item 1. Legal Proceedings.

        As previously reported in the Company's Report on Form 8-K filed August 17, 2007, the Company's outside attorneys received a summons and complaint on August 15, 2007 in a lawsuit filed in the Supreme Court of the State of New York by Axium and Diversity against the Company, Chimes (now known as Forgone, LLC) and certain of their officers and directors, alleging that, in connection with the Chimes Asset Sale, the Company, Chimes and the other defendants engaged in fraudulent conduct, including making representations allegedly known by them to be false, and active concealment and that the Company and Chimes breached representations, warranties, covenants and agreements contained in the Chimes Asset Purchase Agreement. The complaint asks for damages in an unspecified amount and attorney's fees. On October 2, 2007, the Company and Chimes filed an answer denying the material allegations in the complaint and asserting certain affirmative defenses and the other defendants filed a motion to dismiss the complaint as to them. The Company strongly disagrees with the allegations in the foregoing lawsuit, believes the lawsuit is wholly without merit and intends to vigorously defend against it.

        As described under "Sale of Commercial" in Item 1 of Part I of this Report on Form 10-Q (Management's Discussion and Analysis of Financial Condition and Results of Operations) (the "MD&A"), the Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. ("Canada Sub"), but specifically excluded a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the "Quebec Tax Receivable"). By letter dated September 25, 2007, TEKsystems advised the Company that Canada Sub had received payment from Revenu Quebec of the 2005 Quebec Tax Receivable plus interest thereon totaling Canadian $4,341,533.77. Under the Commercial Services Asset Purchase Agreement, TEKsystems agreed to promptly remit to the Company all amounts collected by TEKsystems after the closing of the Commercial Services Asset Sale in payment of the Quebec Tax Receivable.

        Notwithstanding that agreement, TEKsystems remitted to the Company only US$957,747.81 of the funds received from Revenu Quebec in payment of the 2005 Quebec Tax Receivable and interest thereon and retained at least US$3,492,744.42 of such funds. TEKsystems has attempted to justify its retention of these funds based primarily on its claims that the Company is liable to TEKsystems (i) for Canadian Provincial income taxes totaling US$1,493,496.52 that TEKsystems asserts will be assessed against Canada Sub with respect to its receipt of the payment of the 2005 Quebec Tax Receivable and (ii) in the amount of at least US$1,885,519 as a purchase price adjustment under the Commercial Services Asset Purchase Agreement.

        On October 19, 2007, the Company filed a lawsuit against TEKsystems, Inc. in the United States District Court for the District of Maryland seeking damages for the failure of TEKsystems to remit the full amount of the refund by Revenu Quebec to Canada Sub for 2005 to the Company, and a declaration that TEKsystems must remit to the Company the full amount of the refund for 2006 that is to be received in the future by Canada Sub from Revenu Quebec promptly upon such receipt.

        As described under "Sale of Commercial" in the MD&A, the Commercial Services Asset Purchase Agreement provides for a potential purchase price adjustment based on the Final Net Working Capital of the business sold thereunder as of the Closing Date. There are disputes between the Company and TEKsystems concerning certain items involved in the determination of Final Net Working Capital (and any purchase price adjustment). Under such agreement, all such disputed items are to be determined by an independent accounting firm and the Company and TEKsystems have submitted the disputed items to such independent accounting firm for determination.

        The Company believes that TEKsystems' deducting and retaining the funds described above constitutes a breach of the Commercial Services Asset Purchase Agreement and that such agreement requires those funds to be paid to the Company immediately upon receipt. The Company intends to vigorously pursue the lawsuit in Maryland described above.

Item 1a.    Risk Factors

Forward looking statements are subject to various uncertainties.

        Statements made in this Report regarding the payment of additional liquidating distributions are forward-looking statements. Such forward- looking statements are subject to a number of risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company's businesses; and risks associated with the liquidation and dissolution of the Company, including, without limitation, settlement of the Company's liabilities and obligations, costs incurred in connection with the carrying out of the plan of liquidation and dissolution, the amount of income earned on the Company's cash and cash equivalents and short-term investments during the liquidation period, and the actual timing of liquidating distributions.

The Company has indemnification obligations under each of the Chimes Asset Purchase Agreement and the Commercial Services Asset Purchase Agreement

        Under the Chimes Asset Purchase Agreement, the Company has agreed to indemnify Axium, Diversity MSP and their affiliates and other related parties for, among other things, any losses incurred by them arising out of the Company's breach of the Chimes Asset Purchase Agreement, subject to certain dollar and time limitations.

        Under the Commercial Services Asset Purchase Agreement, the Company has agreed to indemnify TEKsystems and its affiliates for, among other things, any losses incurred by them arising out of the Company's breach of the Commercial Services Asset Purchase Agreement, subject to certain dollar and time limitations.

The Company's Board of Directors will need to make provision for the satisfaction of all of the Company's known and unknown liabilities, which could substantially delay or limit the Company's ability to make distribution in full to shareholders.

        The Company's Board of Directors will be required to make adequate provision to satisfy the Company's liabilities, including known and unknown claims against the Company, before authorizing any further distribution to shareholders. The process of accounting for the Company's liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Company's ability to make distribution in full in a timely manner. Substantial time may be required for the Company to determine the extent of its liabilities to known third party creditors and claimants and for the Company to settle or judicially resolve any claims that are contested. Furthermore, pursuant to the New York Business Corporation Law, the Company may be subject to claims being commenced against it for liabilities unknown to it for a period of time after dissolution. Assuming the Company has sufficient remaining cash, a period of time must elapse after dissolution before the Company would be able to make any distribution in full to shareholders of its assets remaining after satisfying or providing for all its liabilities and obligations, and such distribution may likely be made in more than one installment over an extended period of time.

If the Company's contingent reserves are insufficient to satisfy its liabilities, creditors could assert claims against the Company seeking to prevent distributions or against the Company's shareholders to the extent of distributions received.

        If a court holds at any time that the Company has failed to make adequate provision for its expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve, the Company's creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of the Company's expenses and liabilities. Any such action could delay or substantially diminish the amount of any cash distributions to shareholders.

        If the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities, creditors could assert claims against each shareholder receiving a distribution for the payment of any shortfall, up to the amounts previously received by the shareholder in distributions from the Company.

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

COMPUTER HORIZONS CORP.
(Registrant)
DATE: November 13, 2007	/s/ DENNIS CONROY Dennis Conroy, President and CEO (Principal Executive Officer)
DATE: November 13, 2007	/s/ BARBARA RODRIGUEZ Barbara Rodriguez, Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. Financial Information
  Item 1.
Computer Horizons Corp and Subsidiaries Consolidated Statement of Net Assets as of September 30, 2007 (Liquidation Basis) Consolidated Balance Sheet as of December 31, 2006 (Going Concern Basis)
Computer Horizons Corp and Subsidiaries Condensed Statement of Net Assets as of September 30, 2007 (Liquidation Basis) ($ in thousands) (Unaudited)
Computer Horizons Corp and Subsidiaries Consolidated Condensed Statement of Operations and Comprehensive Income (Going Concern Basis) ($ in thousands except per share data) (Unaudited)
Computer Horizons Corp. and Subsidiaries Consolidated Condensed Statement of Cash Flows ($ in thousands) (Unaudited)
COMPUTER HORIZONS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Periods Ended September 30, 2007 and September 30, 2006
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—Other Information
  Item 1. Legal Proceedings.
  Item 1a. Risk Factors
  Item 6. Exhibits
Signatures