Form 10-K
period 2007-12-31
COMPUTER HORIZONS CORP
filed 2008-03-31
CIK 23019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-7282

COMPUTER HORIZONS CORP.

(Exact name of registrant as specified in its charter)

New York	13-2638902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2001 Route 46 East, Suite 310
Parsippany, New Jersey	07054
(Address of principal	(Zip Code)
executive offices)

Registrant’s telephone number, including area code:	(973) 257-5030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.   Yes    ☒   No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $23,686,099.  The number of shares outstanding of each of the registrant’s classes of common stock as of March 20, 2008 was 33,837,284 shares.

COMPUTER HORIZONS CORP.
December 31, 2007
Form 10-K

i

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

ii

PART I

Item 1.       Business

General

Founded in 1969, Computer Horizons Corp. (the “Company” or “CHC”) was incorporated in 1972 under the laws of the State of New York. The Company provided a broad range of IT staffing and project-based solution services using a global delivery model that allowed the Company to perform work at client sites or at Company development centers in the U.S., Montreal, Canada, and Chennai, India. The Company’s  Chimes, Inc. (“Chimes”) subsidiary offered a business process outsourcing (BPO) solution for vendor management services (VMS), enabled by its proprietary technology, Chimes™.

The Company’s Federal business unit was sold on September 29, 2006 for a purchase price of $15.3 million in cash, less an estimated net asset adjustment of approximately $1.2 million, which was subject to further adjustment.  During the second quarter of 2007, the parties reached agreement on the final net asset amount, resulting in a payment to the buyer of $215 thousand.  The sale of RGII resulted in a net book loss of $4.8 million.

At a Special Meeting held on February 14, 2007, the shareholders of the Company approved the sales of the Company’s Chimes, Inc. subsidiary to an affiliate of Axium International and the Company’s Commercial Division to an affiliate of Allegis Group (the “Asset Sales”).  At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company.  The Company began implementing the complete liquidation and dissolution of the Company after both the Chimes and Commercial Asset Sales were completed on February 16, 2007. On March 5, 2007, the Company announced that its Board of Directors declared an initial liquidating distribution of $4.00 per share to its common shareholders.  This distribution was paid March 27, 2007 to shareholders of record as of the close of business on March 16, 2007.  This initial liquidating distribution was the first in what is expected to be a series of liquidating distributions pursuant to the plan of complete liquidation and dissolution approved by the Company’s shareholders on February 14, 2007.  On December 19, 2007, the Board of Directors announced a second liquidating distribution of $.30 per share to its common shareholders.  This distribution was paid on February 11, 2008 to shareholders of record as of the close of business on January 15, 2008.  The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.78 per share of Common Stock.  The actual amount and timing of future liquidating distributions cannot be predicted at this time and will depend upon a variety of factors, including, but not limited to, the ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s plan of complete liquidation and dissolution, including administrative costs during the liquidation period.

As a result of the adoption of the Company’s plan of complete liquidation and dissolution, the Company adopted the liquidation basis of accounting effective February 17, 2007, whereby assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts.  The valuation of assets and liabilities requires many estimates and assumptions by management.

Employees

As of December 3l, 2007, the Company had five employees, consisting of a Chief Executive Officer, a Chief Financial Officer, a General Counsel and two administrative employees.

In the past, intellectual property, seasonality and competition affected us and were reported in our public filings.  As of the filing date of this document, such items are no longer applicable to the Company.

Available Information

Information on the Company may be obtained by writing to Computer Horizons Corp at 2001 Route 46 East, Suite 310, Parsippany, NJ  07054.

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

The Company has indemnification obligations under the Commercial Services Asset Purchase Agreement.

Under the Commercial Services Asset Purchase Agreement, the Company has agreed to indemnify TEKsystems and its affiliates for, among other things, any losses incurred by them arising out of the Company’s breach of the Commercial Services Asset Purchase Agreement, subject to certain dollar and time limitations.

The Company’s Board of Directors will need to make provision for the satisfaction of all of the Company’s known and unknown liabilities, which could substantially delay or limit the Company’s ability to make distribution in full to shareholders.

The Company’s Board of Directors will be required to make adequate provision to satisfy the Company’s liabilities, including known and unknown claims against the Company, before authorizing any further distribution to shareholders. The process of accounting for the Company’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Company’s ability to make distribution in full in a timely manner. Substantial time may be required for the Company to determine the extent of its liabilities to known third party creditors and claimants and for the Company to settle or judicially resolve any claims that are contested. Furthermore, pursuant to the New York Business Corporation Law, the Company may be subject to claims being commenced against it for liabilities unknown to it for a period of time after dissolution. Assuming the Company has sufficient remaining cash, a period of time must elapse after dissolution before the Company would be able to make any distribution in full to shareholders of its assets remaining after satisfying or providing for all its liabilities and obligations, and such distribution may likely be made in more than one installment over an extended period of time.

If a court holds at any time that the Company has failed to make adequate provision for its expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve, the Company’s creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of the Company’s expenses and liabilities. Any such action could delay or substantially diminish the amount of any cash distributions to shareholders.

If the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities, creditors could assert claims against each shareholder receiving a distribution for the payment of any shortfall, up to the amounts previously received by the shareholder in distributions from the Company.

On March 13, 2007, the Company announced that it had notified The NASDAQ Stock Market (“NASDAQ”) of its intention to voluntarily withdraw its common stock from listing on NASDAQ effective immediately prior to the opening of trading on April 2, 2007, with the effect that the last day of trading on NASDAQ would be March 30, 2007.  Because the Company’s common stock no longer trades on NASDAQ, the ability of stockholders to buy and sell shares may be materially impaired.  The Company’s common stock is now traded in the Pink Sheets.

Item 2.       Properties

The Company maintains limited office space for administrative use in connection with its liquidation process.  Its headquarters is located in leased space at 2001 Route 46 East, Suite 310, Parsippany, New Jersey 07054.

Item 3.       Legal Proceedings

The Company is, or was during 2007, a party to the following lawsuits, each arising out of the Asset Sales.

Axium International, Inc. and Diversity MSP, Inc. d/b/a Ensemble Chimes Global v. Computer Horizons Corp., et al. (Supreme Court of the State of New York, County of New York, Index No. 602746/07)

Axium International, Inc. (“Axium”) and Diversity MSP, Inc. (“Diversity”) commenced this action in August 2007 against the Company, Chimes, Inc. (now known as Forgone, LLC), and certain of their officers, alleging that the defendants engaged in fraudulent conduct, including making representations allegedly known by them to be false, and active concealment and thereby induced the plaintiffs into entering into the contract with the Company and Chimes whereby Diversity purchased substantially all of the assets of Chimes, and that the Company and Chimes breached representations, warranties, covenants and agreements contained in that agreement. The complaint asked for damages in an unspecified amount and attorney’s fees. On October 2, 2007, the Company and Chimes filed an answer denying the material allegations in the complaint and asserting certain affirmative defenses, and the other defendants filed a motion to dismiss the complaint as to them. Subsequently, the action was settled in December 2007, without any admission of liability by the Company or any of the other defendants, with the payment by the Company of $175,000 to Axium and with discontinuance of all of the claims asserted by Axium and Diversity in the action with prejudice.

Computer Horizons Corp.V. TEKsystems, Inc. (United States District Court, District of Maryland, Case No.:  1:07-CV-02849 WMN)

This action relates to the Asset Purchase Agreement entered into as of November 7, 2006 by and among TEKsystems, Inc.(“TEK”), Allegis Group, Inc., the Company (referred to therein as “Seller”), and others (the “APA”) under which the Company agreed to sell and TEK agreed to purchase substantially all of the assets of the business of the Company’s Commercial Services Business Unit. Included among the assets was all of the capital stock of the Company’s Canadian subsidiary, Computer Horizons (Canada) Corp. (“Canada Sub”).  Specifically excluded from the sale of assets and retained by the Company is a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivable”). The closing of the sale of the assets under the APA occurred on February 16, 2007 (the “Closing Date”).  Under the APA, TEK agreed to promptly remit to the Company all amounts collected by TEK after the closing in payment of the Quebec Tax Receivable.

During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately Canadian $4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately Canadian $4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately Canadian $114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the APA, and $114 thousand for capital taxes. Under the terms of the APA, TEKsystems has no right to offset any amounts due the Company and the aforementioned amount of $1.49 million is subject to dispute and currently being considered by an independent accounting firm, mentioned below. The Company has recorded the $958 thousand as a deferred cash credit in the balance sheet as of September 30, 2007. After demands to remit the $4.3 million were ignored, on October 19, 2007, the Company commenced this action against TEK, seeking damages for the failure of TEK to remit the full amount of the Quebec Tax Receivable for 2005 to the Company, and a declaration that TEK must remit to the Company the full amount of the Quebec Tax Receivable for 2006 to be received by Canada Sub from Revenu Quebec promptly upon such receipt.

The APA provides for a potential purchase price adjustment based on the Final Net Working Capital of the business sold thereunder as of the Closing Date. There are disputes between the Company and TEK concerning certain items involved in the determination of Final Net Working Capital (and any purchase price adjustment). Under the APA, all such disputed items are to be determined by an independent accounting firm.  The Company and TEK submitted the disputed items to such independent accounting firm for determination, but TEK has failed to cooperate with the independent accounting firm and has prevented it from determining the disputed items in calculating Final Net Working Capital. Accordingly, the Company filed an amended complaint on December 29, 2007 in this action, adding a third claim, i.e., for judgment ordering TEK to cooperate promptly with the independent accounting firm in its determination of the disputed items in the calculation of Final Net Working Capital.

By answer filed January 14, 2008, TEK denied any liability under the three claims in the Company’s amended complaint and alleged  four counterclaims against the Company for its purported breaches of warranties and representations in the APA, including two counterclaims demanding a declaration that the Company must indemnify TEK for legal fees and any judgment against TEK should it be sued as a successor to the Company by plaintiffs that have brought actions against the Company, a counterclaim for a declaration that the Company must indemnify TEK in the event it is held to owe any taxes by reason of a notice sent by an employee of the Company to taxing authorities, and a counterclaim for the purported legal fees incurred by TEK and the amount by which it allegedly reduced a receivable in settling a dispute with the Iowa Health Systems, Inc. (“IHS”) over the receivable that IHS owed.  The counterclaims seek to have the court impose a constructive trust over the Company’s assets to remedy the alleged breaches of the APA by the Company.  By reply filed February 27, 2008, the Company denied the substantive allegations contained in  the counterclaims.

On February 27, 2008, the Company served a motion in this action to compel TEK to arbitrate the disputed matters in the calculation of Final Net Working Capital before the independent accounting firm and to compel TEK to cooperate promptly with the firm in its determination of the disputed matters. This motion is pending.

No discovery has yet been taken in this action.

The Company intends to prosecute its claims and defend against the counterclaims of TEK vigorously in this action.

TEKsystems Canada , Inc. v. Computer Horizons Corp. (United States District Court, District of Maryland, Case No.:  1:08-CV-00209 WMN)

On January 24, 2008. Canada Sub, now known as TEKsystems Canada, Inc., filed this action against the Company, alleging four claims: (1) for judgment in the amount of Canadian income taxes that Canada Sub claims is owed for its receipt of the Quebec Tax Receivable for 2005, i.e., Canadian$1,495,139, and a declaration that the Company will be liable for the amount of Canadian income taxes that will allegedly be owed upon and for Canada Sub’s future receipt of the Quebec Tax Receivable for 2006, i.e., Canadian$1,890,559, (2) for judgment in the amount of Canadian$113,854, and a declaration that the Company will be liable for at least Canadian$54,973, and Canadian$25,062 in Canadian provincial capital taxes, penalties, and interest that Canada Sub alleges it owes or will owe for, respectively, 2005, 2006, and the period January 1, 2007 through February 16, 2007, (3) for a judgment for Canada Sub’s alleged loss of tax attributes in the amount of Canadian$12,889,974 by the method by which an intercompany note made payable by Canada Sub to the Company was allegedly contributed, and (4) for a declaration that the Company will be liable for the amount that Canada Sub may allegedly owe under a purported payroll tax audit. The complaint seek to have the court impose a constructive trust over the assets of the Company to remedy its purportedly “inequitable conduct.”

On February 27, 2008, the Company filed a motion in this action  to stay proceedings on Canada Sub’s first two claims in its complaint, i.e., (1) for the amounts of the  taxes allegedly owed for the receipt of the Quebec Tax Receivable for 2005 and allegedly will be owed upon and for Canada Sub’s future receipt of the Quebec Tax Receivable for 2006 and (2) for the amounts of the purported Canadian provincial capital taxes owed for 2005, 2006, and the period January 1, 2007 through February 16, 2007, pending completion of the arbitration between TEK and the Company before the independent accounting firm.  This motion is pending.

On February 27, 2008, the Company also filed its answer to the complaint in this action, denying the substantive allegations of the complaint.

No discovery has yet been taken in this action.

By stipulations between counsel for the parties in this action and the above described action commenced by the Company in the District of Maryland and order of the Court dated February 27, 2008, the two actions in the District of Maryland were consolidated

The Company intends to defend itself vigorously against the claims of Canada Sub in the consolidated lawsuit.

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

The following table shows the high and low sales prices per share of our common stock for each full quarterly period within the two most recent fiscal years, as reported by NASDAQ or the Pink Sheets, as the case may be.  The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2007		2006
	High	Low	High	Low
Quarter
First	$4.73	$0.70	$5.00	$4.15
Second	0.75	0.60	5.50	4.20
Third	0.80	0.53	4.73	3.61
Fourth	0.67	0.40	4.80	3.49

During 2007, the Company did not repurchase shares of its common stock. As treasury shares were depleted the Company issued 103,272 shares of its common stock.  As of March 28, 2008, there were approximately 713 registered holders of common stock, according to the Company’s transfer agent.

On March 27, 2007, the Company distributed to its shareholders of record as of March 16, 2007 (and certain former option holders) the sum of $135.3 million (or $4.00 per share based on 33,837,284 shares of common stock then outstanding).  On February 11, 2008, the Company distributed to its shareholders of record as of January 15, 2008 (and certain former option holders) the sum of $10.2 million (or $.30 per share based on 33,837,284 shares of common stock then outstanding).  The actual amount and timing of any future liquidating distributions cannot be predicted at this time.

Item 6.

Selected Financial Data

Consolidated Statement of Operations Data:
(in thousands except per share data)

	January 1, 2007 to February 16, 2007	December 31,
		2006	2005	2004	2003

REVENUES:	$29,666	211,990	$223,856	$214,188	$226,990
Costs and expenses:
Direct costs	23,086	141,191	159,587	154,488	162,880
Selling, general and administrative	10,761	68,295	71,902	69,077	74,434
Amortization of intangibles	—	—	79	189	63
Restructuring charges	14	(41)	2,150	2,859	3,278
SERP/Change of Control	—	—	13,247	—	—
Special charges	—	367	5,135	(939)	10,113
Goodwill impairment	—	—	—	20,306	—
Write off of assets	—	—	—	910	—
Income(loss) from continuing operations	(4,195)	2,178	(28,244)	(32,702)	(23,778)
Other income/(expense):
Gain/(loss) on sale of assets		394	—	—	(424)
Net (loss)/gain on investments	—	—	(1,180)	—	(432)
Interest income	881	2,213	811	321	517
Interest expense	(1)	—	(6)	(82)	(40)

Income/(loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle and minority interest	(3,315)	4,785	(28,619)	(32,463)	(24,157)
Gain on Sale	102,686
Income taxes/(benefit)	—	201	17,130	(3,478)	(6,702)
Income /(loss) from continuing operations before cumulative effect of a change in accounting principle and minority interest	99,371	4,584	(45,749)	(28,985)	(17,455)
Minority Interest	—	—	—	(45)	(89)
Cumulative effect of change in accounting principle
Net income/(loss) Continuing Operations	$99,371	4,584	$(45,749)	$(29,030)	$(17,544)

Income/ (loss) from discontinued operations	—	(13,243)	(671)	3,858	389
Loss on sale of discontinued operations	—	(4,779)	—		—
Income/ (loss) from discontinued operations
Net of tax	—	(18,022)	(671)	3,858	389
Net loss	$99,371	(13,438)	$(46,420)	$(25,172)	$(17,155)

Earnings/(loss) per share from continuing operations-basic	$2.94	0.14	$(1.46)	$(0.94)	(0.58)
Earnings/(loss) per share from discontinued operations-basic	$—	(0.56)	$(0.02)	$0.12	0.01

Loss per share-basic	$2.94	(0.41)	$(1.48)	$(0.80)	(0.56)
Earnings/(loss) per share from continuing operations-diluted	$—	0.14	$(1.46)	$(0.94)	(0.58)
Earnings/(loss) per share from discontinued operations-diluted	$2.94	(0.55)	$(0.02)	$0.12	0.01

Anti-Dilutive Earnings/(Loss) per share	$2.94	(0.41)	$(1.48)	$(0.80)	(0.56)

Weighted average number of shares of outstanding-basic	33,837,284	32,444,000	31,399,000	30,870,000	30,455,000
Weighted Average number shares outstanding-diluted	33,837,284	32,614,000	31,399,000	30,870,000	30,455,000

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements including, but not limited to, risks described from time to time in the Company’s filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements included in this report are based on information available to the Company on the date hereof. The Company undertakes no obligation (and expressly disclaims any such obligation) to update forward-looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results would differ from those anticipated in such forward-looking statements.

The following detailed discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the December 31, 2007 financial statements and related notes included in separate sections of this Form 10-K.

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

The consolidated financial statements for the period January 1, 2007 to February 16, 2007 and for 2006 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting effective February 17, 2007. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

Liquidation Basis of Accounting

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

($ in thousands)	As Recorded 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves	Activity to date	Balance at 12/31/07
Lease Obligation	$1,324		237	(1,519)	42
Legal Fees	450		2000	(450)	2000
Professional Fees, including Insurance	2037		3064	(3502)	1599
Human Resources	3,480	1,188	1178	(5,355)	491
Systems-related	819		(232)	(487)	100
Misc.	900	295	(310)	(685)	200

Total	$9,010	1,483	5,937 **	(11,998)	4432

*                    Accruals carry forward from operating period.

**             Adjustments to reserves totaled $5.9 million, and were primarily the result of revised estimates relating to the cost of professional services and human resource costs. (See “Sale of Commercial” and “Sale of Chimes”, below, and Item III of Part I, above, for a discussion of current legal proceedings.)

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

Sale of Commercial

On November 7, 2006, the Company entered into an asset purchase agreement (the “Commercial Services Asset Purchase Agreement”) by and among TEKsystems, Inc., a Maryland corporation (“TEKsystems”), TEKsystems EF&I Solutions, LLC, a Maryland limited liability company, Allegis Group Canada Corporation, a Nova Scotia unlimited liability corporation, the Company, GBS Holdings Private Limited, a corporation organized under the laws of Mauritius, CHC Healthcare Solutions, LLC, a Delaware limited liability company, and Allegis Group, Inc., a Maryland corporation. Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale (the “Commercial Services Asset Sale”). The sale was also subject to an escrow of $1.7 million of the purchase price pending receipt of tax certificates in connection with the Taxation Act—Quebec; the certificates were subsequently received and the escrow released on April 24, 2007. Assets not included in the Commercial Services Asset Sale included a refundable Quebec tax credit for 2005 and 2006 currently estimated at approximately $9.6 million (described below) and the unit’s operating cash as of the date of the sale. The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.

On April 17, 2007, TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems. The Company continues to believe that its estimate of approximately $1.9 million is accurate, and has disputed this claim. While some differences were resolved, there still remains a difference of $3.3 million between the Company’s estimate and that of TEKsystems. The principal item in dispute relates to the Company’s belief that Computer Horizons (Canada) Corp. (“Canada Sub”) has sufficient NOL’s to offset any income tax due on the Quebec tax receivable discussed below. Under the terms of the Commercial Services Asset Purchase Agreement, such disputed items are to be determined by an independent accounting firm and, on September 19, 2007 the Company, and on September 28, 2007 TEKsystems, submitted the disputed items to such independent accounting firm for determination.  To date, TEKsystems has refused to proceed with such process to resolve these disputed items and this is now the subject of litigation between CHC and TEKsystems.  For a more detailed description of this litigation, see Item 3 of Part I of this Annual Report on Form 10-K (Legal Proceedings).

The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. (“Canada Sub”) but, as noted above, specifically excluded a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivable”). During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately Canadian$4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately Canadian $4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately Canadian $114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the Commercial Services Asset Purchase Agreement, and $114 thousand for capital taxes. Under the terms of the Commercial Services Asset Purchase Agreement, TEKsystems has no right to offset any amounts due the Company and the aforementioned amount of $1.49 million is subject to dispute and has been submitted to an independent accounting firm for determination, although TEKsystems has refused to proceed with such process as mentioned above. The Company has recorded the $958 thousand as a deferred cash credit in the balance sheet. After demands to remit the $4.3 million were ignored, the Company, on October 19, 2007, filed a lawsuit against TEKsystems seeking damages for the failure of TEKsystems to remit the balance of the funds received by it with respect to the 2005 Quebec Tax Receivable and a declaration that TEKsystems must promptly remit to the Company upon receipt all funds received by it in the future in payment of the 2006 Quebec Tax Receivable. For a more detailed description of this litigation, see Item 3 of Part I of this Annual Report on Form 10-K (Legal Proceedings).

The Commercial Services Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Commercial Services Asset Purchase Agreement is $10 million and is contingent upon assertion of a claim for indemnity within nine months after the date of the Commercial Services Asset Agreement. On August 6, 2007, TEKsystems submitted a letter to the Company, on behalf of itself, the other purchaser parties to the Commercial Services Asset Purchase Agreement and their affiliates, purporting to be a claim notice under the indemnification provisions of the Commercial Services Asset Purchase Agreement asserting purported indemnification claims based, variously, on the proposition that TEKsystems and the other purchaser parties are or may be subject to claims that are Excluded Liabilities under the Commercial Services Asset Purchase Agreement or arise out of alleged breaches of representations, warranties and/or covenants made by the Company in that agreement. The Company believes that many of the claims set forth in the letter relate to the working capital adjustment referred to above and overlap with or are repetitious of the issues between the parties with respect to the correct amount of that adjustment. The Company strongly disagrees with the assertions in the letter from TEKsystems and believes such assertions are without merit and, if TEKsystems brings suit based on any of the matters stated therein, the Company intends to vigorously defend against it.

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

Sale of Chimes

On October 18, 2006, the Company signed a definitive asset purchase agreement (the “Chimes Asset Purchase Agreement”) by and among Axium International, Inc., a Delaware corporation, Diversity MSP, Inc., a California corporation (“Diversity MSP”) and Chimes, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (now known as Forgone, LLC, a Delaware limited liability company, and referred to herein as “Chimes”). Pursuant to the Chimes Asset Purchase Agreement, on February 16, 2007, the Company sold to Diversity MSP substantially all of the assets of Chimes, excluding cash and marketable securities, for a purchase price of $80.0 million in cash (the “Chimes Asset Sale”), with a gain of $73.6 million.

The Chimes Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Chimes Asset Purchase Agreement is $8 million and is contingent upon assertion of a claim for indemnity within six months after the closing date.

On July 23, 2007, counsel for Axium International, Inc. and Diversity MSP (collectively, “Axium”) submitted a letter to the Company on Axium’s behalf purporting to be a claim notice under the indemnification provisions of the Chimes Asset Purchase Agreement asserting losses and damages, including punitive damages, in unspecified amount as a result of allegedly “fraudulent conduct, intentional and willful and/or negligent misrepresentations, concealment and breach of representations, warranty, covenants and agreements contained in the [Chimes Asset Purchase] Agreement” by the Company, Chimes and certain of their officers and directors. Thereafter, on August 15, 2007, the Company received a summons and complaint in a lawsuit making similar allegations. On October 2, 2007, the Company and Chimes filed an answer denying the material allegations in the complaint and asserting certain affirmative defenses and the other defendants filed a motion to dismiss the complaint as to them.  See Item 3 of Part I of this Annual Report on Form 10-K (Legal Proceedings) for a description of that lawsuit and the Company’s response thereto. On December 19, 2007, the Company announced that it had settled the litigation pending between it and Axium International.  The lawsuit was discontinued without prejudice, the parties exchanged releases, and Computer Horizons made a payment to Diversity of $175,000.

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

The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant. Based upon current projections, such state taxes are estimated to be approximately $627 thousand after taking into account the availability of state losses to offset the gain, and have been accrued.

Contingencies and Estimates

The Company will continue to incur costs through the liquidation. Note 1 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K sets forth the current (initial) estimate of these costs. The Company will evaluate the assumptions, judgments and estimates that can have a significant impact during liquidation and make changes accordingly. In addition, the following contingencies should be noted:

($ in 000’s)
Sale of the Commercial Services Business Unit, maximum contingent liability under asset purchase agreement, upon assertion of a claim within nine months after the date of the Commercial Services Asset Purchase Agreement.	$10,000
Sale of the Commercial Services Business Unit, claim filed for Net Working Capital Adjustment as provided in asset purchase agreement, as adjusted, less $1.9 million accrual. (See the discussion regarding the claim notice sent by TEKsystems under “Sale of Commercial” above.)	$3,300

The details of the above are described more fully elsewhere in this Annual Report on Form 10-K.

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

In addition, the Company is involved in litigation with TEKsystems, as described in Item 3 of Part I of this Annual Report on Form 10-K (Legal Proceedings).

Liquidating Distributions

On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders (and certain former option holders under the provisions of the surrender plan described below). The initial liquidating distribution represented a partial distribution to shareholders of the proceeds received by the Company from the sales of RGII, Chimes and the Commercial Services Business Unit. In determining the amount of the initial distribution, the Company considered wind-down and transition expenses and the exposure for contingent claims under the asset purchase agreements. The distribution was paid on March 27, 2007 to shareholders of record as of the close of business on March 16, 2007. The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the Plan of Liquidation. On December 19, 2007, the Board of Directors announced a second liquidating distribution of $.30 per share to its common shareholders.  This distribution was paid on February 11, 2008 to shareholders of record as of the close of business on January 15, 2008.

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

Election to Surrender Options

In order to facilitate the participation in any liquidating distributions by the holders of Company options, the board of directors granted to each option holder the right to surrender their options in exchange for the right to receive the amount(s) that such option holder would have been entitled to receive in each distribution as if they held the number of shares of Common Stock issuable upon exercise of the surrendered options. The amount so distributed to each option holder is reduced by the exercise price of his or her options, which is applied to reduce the amounts that would otherwise be payable to the option holder until the exercise price has been applied in full. A total of 1,162,820 options were surrendered under the plan. The average exercise price for such options was $2.97 per share. The initial distribution to holders of surrendered options was $394,569.   The second distribution to holders of surrendered options on February 11, 2008 was $250,846.

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

Special Shareholders Meeting

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

The Company had a reduction in restructuring expense of $41,000 associated with a lawsuit settled for less than the amount expected at the time when the restructuring reserve was recorded.

Reserves for issuance of authorized but unissued shares

As Treasury Shares have been depleted through issuance upon stock option exercises and pursuant to the Employee Stock Purchase Plan (the “ESPP”), on October 2, 2006, the Company created common stock reserves for issuance of authorized but unissued shares.  The initial reserve for stock option exercise was 3,500,000 and the reserve for the ESPP was 250,000 shares.  As of December 31, 2006, 2,924,453 reserve shares remained for stock option exercise and 250,000 reserve shares remained for ESPP.

The Company has discontinued the ESPP as of the end of fourth quarter 2006.  The last contributions were accepted through December 31, 2006 and the final purchase for ESPP was January 3, 2007.  As of January 2007, all Treasury Shares were fully depleted with the final purchase of ESPP for the Company.

Critical Accounting Policies

The most critical accounting policies used in the preparation of the Company’s financial statements are related to the liquidation form of accounting and the valuation of deferred tax assets.

Liquidation Form of Accounting

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

Please refer to Note 8 of the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K, for further information regarding deferred income taxes.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations—Period from January 1, 2007 to February 16, 2007

Revenues.  Consolidated revenues decreased to $29.7 million in the period from January 1, 2007 to February 16, 2007, down from $212 million in the year ended December 31, 2006. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Direct Costs and Gross Margins.  Direct costs were $23.1 million and $141.2 million in the period from January 1, 2007 to February 16, 2007 and the year ended December 31, 2006, respectively. Gross margin, revenues less direct costs, decreased to $6.6 million, or 22.2% in the period from January 1, 2007 to February 16, 2007 from 33.3% in the year ended December 31, 2006. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Costs and Expenses.  Selling, general and administrative expenses were $10.8 million in the period from January 1, 2007 to February 16, 2007, compared to $68.3 million in the year ended December 31, 2006. As a percentage of revenue, the Company’s SG&A expenses were 36.3% in the period from January 1, 2007 to February 16, 2007, as compared to 32.2% in the year ended December 31, 2006. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Income / (Loss) from Continuing Operations.  The Company’s net loss from continuing operations totaled $(4.2) million in the period from January 1, 2007 to February 16, 2007. This compares to net income from continuing operations of $2.5 million in the year ended December 31, 2006. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Other Income/(Expense).  Other income (primarily net interest income) totaled approximately $880 thousand in the period from January 1, 2007 to February 16, 2007, compared to approximately $2.2 million in the year ended December 31, 2006. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

Gain on Sale of Commercial Services Business Unit.  Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale. Assets not included in the sale of the Commercial Services Business included a refundable tax credit of $8.9 million, and the unit’s operating cash as of the date of the sale. The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.

Gain on Sale of Chimes.  Pursuant to the Chimes Asset Purchase Agreement, on February 16, 2007, the Company sold to Diversity MSP substantially all of the assets of Chimes, excluding cash and marketable securities, for a purchase price of $80.0 million in cash, with an estimated gain of $73.6 million.

Provision for Income Taxes.  Similar to the prior year, the Company is not in a position to determine its projected annual effective tax rate. For the year ended December 31, 2006 and 2007, the Company could not estimate the rate due to the large net operating loss carryforward and corresponding valuation allowance.

Income tax expense has been provided for the year ended December 31, 2006 at an effective tax rate of (1.5%). As mentioned, liquidation accounting was adopted as of February 17, 2007, and as the result of operational losses, there is no provision from continuing operations. For the year ended December  31, 2007, taxes have been provided as a result of the sale of the business operations. The Company has accrued $627 thousand for state and local taxes and $1.3 million for federal alternative minimum taxes.

Net Income.  The net income for the period from January 1, 2007 to February 16, 2007 was $99.4 million, or $2.94 per basic and diluted share and primarily relates to the sale of the Commercial Services Business and Chimes  .

Liquidity and Capital Resources

On February 16, 2007, cash was received in the amount of $80 million for the sale of Chimes and $57 million for the sale of the Commercial Business Services Unit.  On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders and certain former option holders under the provisions of the surrender plan described in Note 3 to the Company’s Financial Statements included in this Annual Report on Form 10-K.  This liquidating distribution represented a partial distribution to shareholders of the proceeds received by the Company from the sales of RGII, Chimes and the Commercial Services Business Unit.  In determining the amount of the initial distribution, the Company considered wind down and transition expenses and the exposure for contingent claims under the asset purchase agreements.  The distribution was payable on March 27, 2007 to shareholders of record as of the close of business on March 16, 2007.  The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the Plan of Liquidation.  On December 19, 2007, the Board of Directors announced a second liquidating distribution of $.30 per share to its common shareholders.  This distribution was payable on February 11, 2008 to shareholders of record as of the close of business on January 15, 2008.

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

As of December 31, 2007, the Company had approximately $25.7 million in working capital, of which $25.2 million was cash and cash equivalents. Working capital  as of December 31, 2006 was $72 million.  Included in cash and cash equivalents at December 31, 2006 was restricted cash of $1.2 million. Restricted cash pertains to funds received by Chimes and held in client-specific bank accounts to be used to make payments to vendors of the applicable client. Cash and cash equivalents at December 31, 2006 also included approximately $23.3 million of cash which was fully disbursed to Chimes vendors in accordance with the client payment terms.

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

Contractual Obligations and Commercial Commitments

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment.  The Company currently maintains one operating lease for limited administration use.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, in regards to our accounting and disclosure of uncertain tax positions. The adoption of the provisions of FIN 48 did not materially affect our consolidated financial statements. Upon the adoption of FIN 48, a tax contingency reserve of approximately $350 thousand was established related to various Federal, Foreign and State income tax matters. An additional amount was accrued for interest and penalties.

Savings Plan and Other Retirement Plans

Until December 2006, the Company maintained a Deferred Compensation Plan for key executives that permit the individuals to defer a portion of their annual salary or bonus for a period of at least five years. There is no effect on the Company’s operating results since any amounts deferred under the plan are expensed in the period incurred. Amounts deferred amounted to $1.8 million as of December 31, 2006.  As of December 31, 2006 the assets of the deferred compensation plan were liquidated and payments were made to individuals on January 31, 2007.

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

As of December 31, 2007, there was no total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under these plans.

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

Cash

On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders (and certain former option holders under the provisions of the surrender plan described under “Election to Surrender Options” above).  The distribution was payable March 27, 2007 to shareholders of record as of the close of business on March 16, 2007. The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the plan of liquidation and dissolution approved by the Company’s shareholders on February 14, 2007. The liquidating distribution represents a partial distribution to shareholders of the proceeds received by the Company from the sale of its RGII Technologies subsidiary and substantially all of the non-cash assets of its Chimes, Inc. subsidiary and its Commercial division. On December 19, 2007, the Board of Directors announced a second liquidating distribution of $.30 per share to its common stockholders.  This distribution was payable on February 11, 2008 to shareholders of record as of the close of business on January 15, 2008.

Comprehensive Income/(Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“FAS 130”), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the year ended December 31, 2006 is as follows:

Year Ended
December 31
(dollars in thousands)	2006
Comprehensive income/(loss) :
Net income/(loss)	$(13,438)
Other comperhensive income/(loss)- foreign currency adjustment	(9)
Realized loss on SERP investments	—
Unrealized gain/(loss) on SERP investments	—
Comprehensive income/(loss)	$(13,447)

The accumulated balances related to each component of other comprehensive income (loss) for the period from January 1, 2007 through February 16, 2007 was as follows:

(dollars in thousands)	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$(652)	$—	$(652)
Accumulated comprehensive income/(loss)	9	—	9
Balance at February 16, 2007	$(643)	$—	$(643)

The components of comprehensive loss for the period from January 1, 2007 to February 16, 2007 and the year ended December 31, 2007 are indicated in the table below. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

	Year Ended
	January 1 through	December 31
(dollars in thousands)	February 16, 2007	2007
Comprehensive income/(loss):
Net income/(loss)	$99,371	$(13,438)
Other comperhensive income/(loss)- foreign currency adjustment	9	(9)
Realized loss on SERP investments	—	—
Unrealized gain/(loss) on SERP investments	—	—
Comprehensive income/(loss)	$99,380	$(13,447)

Purchase of Treasury Stock

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common shares outstanding, or approximately 3.2 million shares. The Company did not repurchase shares of its common stock for the year ended December 31, 2007, and the year ended December 31, 2006.  As of January 2007, all Treasury Shares were fully depleted.  No further purchases are contemplated.

Asset-Based Lending Facility

The Company’s credit facility with CIT was cancelled by the Company effective February 12, 2007. CIT held $100 thousand in escrow for 90 days after the effective date of cancellation. During the second quarter of 2007, such funds were released from escrow and returned to the Company.

Income Taxes

Similar to the prior year, the Company is not in a position to determine its projected annual effective tax rate. For the year ended December 31, 2006 and 2007, the Company could not estimate the rate due to the large net operating loss carryforward and corresponding valuation allowance.

Income tax expense has been provided for the year ended December 31, 2006 at an effective tax rate of (1.5%). As mentioned, liquidation accounting was adopted as of February 17, 2007, and as the result of operational losses, there is no provision from continuing operations. For the year ended December  31, 2007, taxes have been provided as a result of the sale of the business operations. The Company has accrued $627 thousand for state and local taxes and $1.3 million for federal alternative minimum taxes.

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

Financial Accounting Standard 48—Accounting for Uncertainty in Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. As a result of the implementation, the Company recognized a $150 thousand net increase to reserves for uncertain tax positions. This change has two components of which amounts related to a re-class to a non income tax reserve balance of $200 thousand for sales and use tax and a $350 thousand increase to the income tax reserve. The $350 thousand increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect for the adoption of FIN 48, at the beginning of 2007, the Company had approximately $1.3 million of total gross unrecognized tax benefits. Of this total, $845 thousand (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state, local and foreign income tax matters have been concluded for years through 2001. There are no material audits in process at this time.

The Company recognizes interest and penalties relating to unrecognized tax benefits as a component of Provision for income taxes.  The Company had $237,000 and $349,600 of accrued interest and penalties as of December 31, 2006 and December 31, 2007, respectively.

Change of Control and other Special Charges and Contingency Payments

The balance of the $2.3 million in change of control payments to employees was re-classed to the short-term liability section of the 2006 balance sheet due to the future liquidation of the Company. These liabilities were paid in full as of the end of the second quarter of 2007.

Refundable Income Tax

The Quebec Government through Invest Quebec granted the Company’s Montreal Outsourcing Centre (“MOC”) a refundable tax credit on certain qualifying job positions in Information Technology. The outstanding receivables as of September 30, 2007 and 2006 include credits relating to 2005 and 2006. The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. (“Canada Sub”) but, as noted above, specifically excluded the refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivable”). During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately Canadian $4.3 million with respect to the Quebec Tax Receivable for 2005, (representing approximately Canadian $4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately Canadian $114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million.    An additional US$665 thousand was booked during the third quarter of 2007 to recognize the increase in value of the 2005 tax credit due to the change in exchange rate since the Company’s last estimate of such value. (See “Sale of Commercial” above for an additional discussion of recent events surrounding the Quebec Tax Receivable for 2005 and 2006.).

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

The Company has financial instruments that are subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the current holdings, the exposure to interest rate risk is not material. Additionally, at December 31, 2006 and December 31, 2007, the Company was debt free.

Item 8.                       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Computer Horizons Corp. and Subsidiaries

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Computer Horizons Corp. (“the Company”) as of December 31, 2007, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period February 17, 2007 through December 31, 2007.  We also have audited the consolidated balance sheet of the Company as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the period January 1, 2007 through February 16, 2007 and the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the shareholders of Computer Horizons Corp. approved a plan of liquidation on February 14, 2007.  As a result, the Company changed its basis of accounting effective February 17, 2007 from the going-concern basis to a liquidation basis.

As discussed in Note 1 to the consolidated financial statements, in 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”.

During the year ended December 31, 2006, the Company has changed its method of accounting for stock-based compensation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) as of December 31, 2007, the consolidated changes in net assets in liquidation for the period February 17, 2007 to December 31, 2007, the consolidated financial position of the Company at December 31, 2006 and the consolidated results of its operations and its cash flows for the period from January 1, 2007 to February 16, 2007 and the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, for the year ended December 31, 2006. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ AMPER, POLITZINER & MATTIA, P.C.
March 31, 2008
Edison, New Jersey

CONSOLIDATED STATEMENT OF NET ASSETS (Liquidation Basis) AND BALANCE SHEET

(Going Concern Basis)

(in thousands except per share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,182	$71,790
Cash held in escrow	—	1,000
Accounts receivable, less allowance for doubtful accounts of $4,599 at December 31, 2006	—	34,517
Quebec refundable tax credit	9,627	8,547
Prepaid expenses and other	24	4,741
TOTAL CURRENT ASSETS	34,833	120,595

PROPERTY AND EQUIPMENT	4	44,267
Less accumulated depreciation	—	41,521
TOTAL PROPERTY AND EQUIPMENT, NET	4	2,746

OTHER ASSETS - NET:
Deferred income taxes	—	1,491
Other	—	940
TOTAL OTHER ASSETS	—	2,431
TOTAL ASSETS	$34,837	$125,772

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable	$136	$28,126
Accrued payroll, payroll taxes and benefits	6	9,431
Income taxes payable	1,695	1,150
Restructuring reserve	—	61
Other accrued expenses	4,432	4,212
Deferred income taxes	—	1,491
Net Working Capital Adjustment	1,904
Change of control payable	—	2,316
Deferred Cash Receipts	957
Deferred compensation	—	1,847
TOTAL CURRENT LIABILITIES	9,131	48,634

OTHER LIABILITIES:
Other		443
TOTAL OTHER LIABILITIES	—	443

TOTAL LIABILITIES	$9,131	49,077

SHAREHOLDERS EQUITY:
Preferred stock, $.10 par; authorized and unissued 200,000 shares, including 50,000 Series A
Common stock, $.10 par; authorized 100,000,000 shares; issued 33,733,652 and 33,158,105 shares at December 31, 2007 and December 31, 2006	—	3,373
Additional paid in capital	—	148,046
Accumulated other comprehensive loss	—	(652)
Retained earnings/ (Accumulated deficit)	—	(73,930)
	—	76,837
Less shares held in treasury, at cost; 25,000 at December 31, 2006	—	(140)
TOTAL SHAREHOLDERS EQUITY	—	76,697
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	—	$125,772
NET ASSETS IN LIQUIDATION	$25,706
The accompanying notes are an integral part of these statements.

Computer Horizons Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Going Concern Basis)

(in thousands except per share data)

	January 1, 2007 to February 16, 2007	Year Ended December 31,2006

REVENUES:
Commercial	$24,995	$180,471
Chimes	4,671	31,519
Total	29,666	211,990

COSTS AND EXPENSES:
Direct costs	23,086	141,191
Selling, general & administrative	10,761	68,295
Amortization of intangibles	—	—
Restructuring charges	14	(41)
SERP/Change of Control	—	—
Special charges	—	367
Gain on sale of assets	—	(394)
Goodwill impairment	—	—
Write off of assets	—	—
Total Costs	33,861	209,418
Income/(Loss) from operations	(4,195)	2,572

OTHER INCOME/(EXPENSE):
Net (loss)/gain on investments	—	—
Interest income	881	2,213
Interest expense	(1)	—
	880	2,213
Income/(Loss) from continuing operations before income taxes	(3,315)	4,785
Gain on Sale	102,686
Net Income/(Loss) from continuing operations	99,371	4,785

INCOME TAXES/(BENEFIT):
Current	—	201
Deferred	—	—
	—	201
Income/(Loss) before cumulative effect of minority interest	99,371	4,584

Minority interest	—	—

Net income/(loss) from continuing operations	$99,371	$4,584

Income/ (loss) from discontinued operations	—	(13,243)
Loss on sale of discontinued operations	—	(4,779)
Income/(Loss) from discontinued operations net of tax	—	(18,022)
Net Loss	$99,371	$(13,438)

Earnings/(Loss) per share from continuing operations- basic	$2.94	$0.14
Earnings/(Loss) per share from discontinued operations -basic	$—	$(0.56)
Loss per share- basic	$2.94	$(0.41)
Earnings/(Loss) per share from continuing operations- diluted	$2.94	$0.14
Earnings/(Loss) per share from discontinued operations -diluted	$—	$(0.55)
Loss per share- diluted	$2.94	$(0.41)
Weighted average number of shares outstanding -basic	33,837,284	32,444,000
Weighted average number of shares outstanding -diluted	33,837,284	32,614,000

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Going Concern Basis)
Year ended December 31, 2006

(in thousands)

				Accumulated
			Additional	other	Retained
	Common Stock		Paid-in	Comprehensive	Earnings /	Treasury Stock
	Shares	Amount	Capital	Income/(Loss)	(Deficit)	Shares	Amount	Total
Balance, December 31, 2005	33,158,105	3,315	148,083	(643)	(60,492)	1,118,014	(6,236)	84,027
Net Loss for the year					(13,438)			(13,438)
Other comprehensive Loss:
Foreign currency translation adjustments				(9)				(9)
Total comprehensive loss								(13,447)
Other issuance of common stock
Stock options exercised	425,546	43	(646)			(967,571)	5,392	4,789
Warrant Issue	150,001	15	569					584
Employee stock purchase program			(246)			(125,443)	704	458
FAS123R Expense			286					286
Balance, December 31, 2006	33,733,652	3,373	148,046	(652)	(73,930)	25,000	(140)	76,697
Net Income January 1, 2007 - February 16, 2007					99,371			99,371
Other comprehensive Loss:
Foreign currency translation adjustments				9				9
Total comprehensive income								99,380
Other issuance of common stock
Stock options exercised	98,000	10	323					333
Employee stock purchase program	4,832	(0)	(43)			(25,000)	140	97
FAS123R Expense			(15)					(15)
Balance, February 16, 2007	33,836,484	3,383	148,311	(643)	25,441	0	0	176,492

Computer Horizons Corp and Subsidiaries
Statement of Net Assets as of December 31, 2007 (Liquidation Basis)

($ in thousands)

(Unaudited)

Shareholders’ Equity at February 16, 2007	$176,492
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(973)
Accrued cost of liquidation	(9,010)
Cash distribution to shareholders	(135,349)
Transition Services Billing	1,111
Surrender program payment — stock options	(395)
Investment income from February 17, 2007 to December 31, 2007	2,401
Settlement with NetStar-1	(215)
Tax adjustment	(767)
Adjustments to assets from February 17, 2007 to December 31, 2007	939
Adjustments to Liquidation accruals from February 17, 2007 to December 31, 2007	(5,937)
Costs incurred from February 17, 2007 through March 31, 2007	(2,433)
Net Working Capital Adjustment	(158)
Net Assets in Liquidation December 31, 2007	$25,706

The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Going Concern Business)

(in thousands)

	January 1, 2007 to February 16, 2007	Year ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$99,371	$(13,438)
Less: Income/(Loss) from discontinued Operations	—	(13,243)
Income/Loss on sale of discontinued operations	102,625	(4,779)
Income/(Loss) from continuing operations	(3,254)	4,584
Deferred taxes	(1)	(137)
Depreciation	234	2,055
Amortization of intangibles	—	—
Provision for bad debts	1,452	694
FAS 123R Option Expense	(1)	286
Changes in assets and liabilities, net of acquisitions:	(5,124)	(3,651)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(6,692)	3,831
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	104,657	17,735
NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	97,965	21,566

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	—	—
Acquisitions net of cash received
Acquisitions of Goodwill
Proceeds from sale of investments	—	—
Sale/Purchases of furniture and equipment	1,527	(963)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,527	(963)
NET CASH PROVIDED BY/(USED IN) DISCONTINUED OPERATIONS	—	—
NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	1,527	(963)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	334	5,372
Stock issued on employee stock purchase plan	97	459
NET CASH PROVIDED BY FINANCING ACTIVITIES	431	5,831
NET CASH USED IN DISCONTINUED OPERATIONS	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	431	5,831

Foreign currency gains/(losses)	—	(9)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	99,923	26,425

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,790	46,365

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,713	$72,790

The accompanying notes are an integral part of these statements.

Computer Horizons Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1—BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

Accrued Cost of Liquidation

Upon conversion to the liquidation basis of accounting, the Company accrued for the known costs to be incurred in liquidation, and has made subsequent adjustments and payments against these accounts:

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

See Note 2 below for additional details on liquidation accruals.

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

Sale of Commercial

On November 7, 2006, the Company entered into an asset purchase agreement (the “Commercial Services Asset Purchase Agreement”) by and among TEKsystems, Inc., a Maryland corporation (“TEKsystems”), TEKsystems EF&I Solutions, LLC, a Maryland limited liability company, Allegis Group Canada Corporation, a Nova Scotia unlimited liability corporation, the Company, GBS Holdings Private Limited, a corporation organized under the laws of Mauritius, CHC Healthcare Solutions, LLC, a Delaware limited liability company, and Allegis Group, Inc., a Maryland corporation. Pursuant to the Commercial Services Asset Purchase Agreement, on February 16, 2007, the Company sold to TEKsystems substantially all of the assets of its Commercial Services Business (as defined in the Commercial Services Asset Purchase Agreement), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment, estimated at $(1.9) million using data as of the date of sale (the “Commercial Services Asset Sale”). The sale was also subject to an escrow of $1.7 million of the purchase price pending receipt of tax certificates in connection with the Taxation Act—Quebec; the certificates were subsequently received and the escrow released on April 24, 2007. Assets not included in the Commercial Services Asset Sale included a refundable Quebec tax credit for 2005 and 2006 currently estimated at approximately $9.6 million (described below) and the unit’s operating cash as of the date of the sale. The Company recorded an estimated gain of $29.1 million as a result of the sale of the Commercial Services Business.

On April 17, 2007, TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems. The Company continues to believe that its estimate of approximately $1.9 million is accurate, and has disputed this claim. While some differences were resolved, there still remains a difference of $3.3 million between the Company’s estimate and that of TEKsystems. The principal item in dispute relates to the Company’s belief that Computer Horizons (Canada) Corp. (“Canada Sub”) has sufficient NOL’s to offset any income tax due on the Quebec tax receivable discussed below. Under the terms of the Commercial Services Asset Purchase Agreement, such disputed items are to be determined by an independent accounting firm and, on September 19, 2007 the Company, and on September 28, 2007 TEKsystems, submitted the disputed items to such independent accounting firm for determination.

The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. (“Canada Sub”) but, as noted above, specifically excluded a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivable”). During the third quarter, TEKsystems advised the Company that Canada Sub had received approximately Canadian $4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately Canadian $4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately Canadian $114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the Purchase Agreement, and $114 thousand for capital taxes. Under the terms of the Purchase Agreement, TEKsystems has no right to offset any amounts due the Company and the aforementioned amount of $1.49 million is subject to dispute and currently being considered by an independent accounting firm, mentioned above. The Company has recorded the $958 thousand as a deferred cash credit in the balance sheet. After demands to remit the $4.3 million were ignored, the Company, on October 19, 2007, filed a lawsuit against TEKsystems seeking damages for the failure of TEKsystems to remit the balance of the funds received by it with respect to the 2005 Quebec Tax Receivable and a declaration that TEKsystems must promptly remit to the Company upon receipt all funds received by it in the future in payment of the 2006 Quebec Tax Receivable. For a more detailed description of this litigation, refer to Note 19 and Item 3 of Part I of this Report on Form 10-K (Legal Proceedings).

The Commercial Services Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Commercial Services Asset Purchase Agreement is $10 million and is contingent upon assertion of a claim for indemnity within nine months after the date of the Commercial Services Asset Purchase Agreement. On August 6, 2007, TEKsystems submitted a letter to the Company, on behalf of itself, the other purchaser parties to the Commercial Services Asset Purchase Agreement and their affiliates, purporting to be a claim notice under the indemnification provisions of the Commercial Services Asset Purchase Agreement asserting purported indemnification claims based, variously, on the proposition that TEKsystems and the other purchaser parties are or may be subject to claims that are Excluded Liabilities under the Commercial Services Asset Purchase Agreement or arise out of alleged breaches of representations, warranties and/or covenants made by the Company in that agreement. The Company believes that many of the claims set forth in the letter relate to the working capital adjustment referred to above and overlap with or are repetitious of the issues between the parties with respect to the correct amount of that adjustment. The Company strongly disagrees with the assertions in the letter from TEKsystems and believes such assertions are without merit and, if TEKsystems brings suit based on any of the matters stated therein, the Company intends to vigorously defend against it.

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

Sale of Chimes

On October 18, 2006, the Company signed a definitive asset purchase agreement (the “Chimes Asset Purchase Agreement”) by and among Axium International, Inc., a Delaware corporation, Diversity MSP, Inc., a California corporation (“Diversity MSP”) and Chimes, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (now known as Forgone, LLC, a Delaware limited liability company, and referred to herein as “Chimes”). Pursuant to the Chimes Asset Purchase Agreement, on February 16, 2007, the Company sold to Diversity MSP substantially all of the assets of Chimes, excluding cash and marketable securities, for a purchase price of $80.0 million in cash (the “Chimes Asset Sale”), with a gain of $73.6 million.

The Chimes Asset Purchase Agreement also grants the parties indemnification rights against each other with respect to certain matters. The maximum liability of the Company for indemnification claims under the Chimes Asset Purchase Agreement is $8 million and is contingent upon assertion of a claim for indemnity within six months after the closing date.

On July 23, 2007, counsel for Axium International, Inc. and Diversity MSP (collectively, “Axium”) submitted a letter to the Company on Axium’s behalf purporting to be a claim notice under the indemnification provisions of the Chimes Asset Purchase Agreement asserting losses and damages, including punitive damages, in unspecified amount as a result of allegedly “fraudulent conduct, intentional and willful and/or negligent misrepresentations, concealment and breach of representations, warranty, covenants and agreements contained in the [Chimes Asset Purchase] Agreement” by the Company, Chimes and certain of their officers and directors. Thereafter, on August 15, 2007, the Company received a summons and complaint in a lawsuit making similar allegations. On October 2, 2007, the Company and Chimes filed an answer denying the material allegations in the complaint and asserting certain affirmative defenses and the other defendants filed a motion to dismiss the complaint as to them. Refer to Note 19 and Item 3 of Part I of this Report on Form 10-K (Legal Proceedings). for a description of that lawsuit and the Company’s response thereto. On December 19, 2007, the Company announced that it had settled the litigation pending between it and Axium International.  The lawsuit was discontinued without prejudice, the parties exchanged releases, and Computer Horizons made a payment to Diversity of $175,000.

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

The Company and/or its affiliates may be subject to state income taxes to the extent that gains exceed losses for state tax law purposes, but does not anticipate that such taxes, if any, will be significant. Based upon current projections, such state taxes are estimated to be approximately $627 thousand after taking into account the availability of state losses to offset the gain, and have been accrued.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Liquidation Basis of Accounting

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

($ in thousands)	As Recorded 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves	Activity to date	Balance at 12/31/07
Lease Obligation	$1,324		237	(1,519)	42
Legal Fees	450		2000	(450)	2,000
Professional Fees, including Insurance	2037		3064	(3502)	1,599
Human Resources	3,480	1,188	1178	(5,355)	491
Systems-related	819		(232)	(487)	100
Misc.	900	295	(310)	(685)	200

Total	$9,010	1,483	5,937 **	(11,998)	4,432

*                    Accruals carry forward from operating period.

**             Adjustments to reserves totaled $5.9 million, and were primarily the result of revised estimates relating to the cost of professional services and human resource costs. (See “Sale of Commercial” and “Sale of Chimes”, below, and Item III of Part I, above, for a discussion of current legal proceedings.)

Adjustments to liquidation accruals in the third quarter of 2007 totaled $4.1M, and were primarily the result of revised estimates relating to the cost of legal actions, along with the associated administrative costs. (See “Sale of

Commercial” and “Sale of Chimes” below for a discussion of current legal activities.)   There were no adjustments to liquidation accruals in the fourth quarter of 2007.

The Company will continue to incur operating costs and receive income on its investments throughout the liquidation period. On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid instruments with an original maturity of three months or less at the time of purchase and consist of the following at December 31:

	2007	2006
	in thousands
Cash	$25,182	$63,972
Commercial paper	—	7,661
Restricted cash	—	1,157
	$25,182	$72,790

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

The Company maintains its cash balances principally in two financial institutions located in the United States.  The balances in U.S banks are insured by the Federal Deposit Insurance Corporation up to $100,000 for each entity at each institution. At December 31, 2007, uninsured amounts held by the Company at these financial institutions total approximately $25.1 million.  This exceeds the cash on the Balance Sheet due to outstanding checks and other timing differences.

Fair Value of Financial Instruments

The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts receivable and payable) approximates fair value because of their short maturities.

Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years.  As of December 31, 2007, all but $3.5 thousand of property, plant and equipment had been sold, in accordance with the Company’s plan of liquidation.

Income Taxes

Similar to the prior year, the Company is not in a position to determine its projected annual effective tax rate. For the year ended December 31, 2006 and 2007, the Company could not estimate the rate due to the large net operating loss carryforward and corresponding valuation allowance.

Income tax expense has been provided for the year ended December 31, 2006 at an effective tax rate of (1.5%). As mentioned, liquidation accounting was adopted as of February 17, 2007, and as the result of operational losses, there is no provision from continuing operations. For the year ended December  31, 2007, taxes have been provided as a result of the sale of the business operations. The Company has accrued $627 thousand for state and local taxes and $1.3 million for federal alternative minimum taxes.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued interest of approximately $113 thousand in 2007 for FIN48 related items.

Earning/(Loss) Per Share

Basic loss per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted loss per share is based on the weighted average number of common and common equivalent shares outstanding, except when the effect is anti-dilutive. The calculation takes into account when dilutive, the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.  For the year ended December 31, 2006 there were 40,000 options excluded with an exercise price of $4.70.  In order to facilitate the participation in any liquidating distributions by the holders of Company options, the board of directors granted to each option holder the right to surrender their options in exchange for the right to receive the amount(s)

that such option holder would have been entitled to receive in each distribution as if they held the number of shares of Common Stock issuable upon exercise of the surrendered options. The amount so distributed to each option holder was reduced by the exercise price of his or her options, which was applied to reduce the amounts that would otherwise be payable to the option holder until the exercise price has been applied in full. A total of 1,162,820 options were surrendered under the plan.

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

Foreign Currency Translation

For operations outside the United States that prepare financial statements in currencies other than the United States dollar (Canadian dollar, British pound, and Indian Rupee), results of operations and cash flows are translated at the average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Exchange amounts included in operations are income/(loss) of $(133,000) for December 31, 2006. Translation adjustments are included as a separate component of comprehensive income/(loss) within the statement of shareholders’ equity.

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

As of December 31, 2007, there were no trade receivables remaining.

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

On January 1, 2007, we adopted the provisions of recently issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, in regards to our accounting and disclosure of uncertain tax positions.  The adoption of the provisions of FIN 48 did not materially affect our consolidated financial statements.

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31:

	2007	2006
	(in thousands)
Billed	$—	$32,315
Unbilled—primarily scheduled billings	—	6.801
	—	39,116
Less allowance for doubtful accounts	—	4,599
	$—	$34,517

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	(in thousands)

Furniture, Fixtures and Equipment	$4	$37,190
Software	—	3,811
Leasehold Improvements	—	3,266
	—	44,267
Less: accumulated depreciation	—	41,521
	$4	$2,746

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Depreciation expense was $0.00 and $2.0 million, for the period from January 1, 2007 — February 16, 2007, and the year ended December 31, 2006.

NOTE 5—ASSET-BASED LENDING FACILITY

On June 16, 2006 the Company amended the line of credit facility.  The line was reduced to $20 million from $40 million, reflecting management’s belief that there was no need for the higher level of funding, thereby reducing associated costs.  The amendment extended the termination of the Financing Agreement from July 31, 2006 to July 31, 2007.  The Administrative Management Fee, the Early Termination Fee and the Line of Credit Fee have all been eliminated.  As of December 31, 2006, the Company had no outstanding loan balance against the facility.  Based on the Company’s eligible client receivables and cash balances, $3.8 million was available for borrowing as of December 31, 2006.  The unused line fee has been eliminated beginning June 1, 2006.  The unused line fee and other associated fees, including the float and wire fees, were approximately $77,000 for the year ended December 31, 2006.  This line of credit involves covenants relating to the maintenance of cash balances and providing for limitations on incurring obligations of operating leases exceeding $9 million annually and spending limits on capital expenditures exceeding $8 million annually.  As of December 31, 2006, the Company was in compliance with the covenants.  This credit facility was cancelled effective February 12, 2007.  The CIT held $100,000 in escrow for 90 days after the effective date, and it was refunded in full prior to the end of the second quarter, 2007.

NOTE 6—PURCHASE OF TREASURY STOCK

In April of 2001, the Board of Directors approved the repurchase in the open market of up to 10% of its common stock outstanding, or approximately 3.2 million shares. The Company did not repurchase shares of its common stock during the year ended December 31, 2005. For the year ended December 31, 2003, the Company had repurchased, in the open market, 392,200 shares of its common stock at an average price of $3.08 per share for an aggregate purchase amount of $1.2 million. For the year ended December 31, 2002, the Company had repurchased, in the open market, 1,611,700 shares of its common stock at an average price of $3.81 per share for an aggregate purchase amount of $6.1 million. As of December 31, 2006 authorization for repurchase relates to approximately 93,000 shares of common stock.

As Treasury Shares had been depleted through issuance upon stock option exercises and to the Employee Stock Purchase Plan (the “ESPP”), on October 2, 2006, the Company created common stock reserves for issuance of authorized but unissued shares.  The initial reserve for stock option exercise was 3,500,000 and the reserve for the ESPP is 250,000 shares.

As of January 2007 all Treasury Shares were fully depleted.

NOTE 7—SHAREHOLDERS’ EQUITY

Stock Option Plans

In 1994, the Company adopted a stock option plan which provides for the granting of options, to officers and key employees, for the purchase of a maximum of 7,594,000 shares of common stock and stock appreciation rights (“SARs”). Options and SARs generally expire ten years from the date of grant and become exercisable in specified amounts during the life of the respective options. No SARs have been granted as of December 31, 2006. There were no shares available as of December 31, 2005 for the 1994 stock option plan.

In May 2004, the Company received shareholder approval and adopted the 2004 Omnibus Incentive Compensation Plan (the “Omnibus Plan”). This plan replaced the 1994 Stock Option and Appreciation Plan and provides for a maximum number of 3,500,000 shares of common stock issuable under the plan. These awards may be stock options, stock appreciation rights, restricted stock or performance share awards. This Plan is scheduled to expire on May 19, 2014. As of December 31, 2006 there were 2,711,500 available for awards under the Omnibus Plan.

The Company also has a non-qualified Directors’ stock option plan (the “Directors’ Plan”). In 1998, the Company amended the Directors’ Plan, providing that each new director of the Company who is not an employee of the Company (i) shall immediately receive options to purchase 10,000 shares of the Company’s common stock and (ii) shall receive annual grants to purchase an additional 10,000 shares of its common stock. The Directors’ Plan originally was to expire on March 4, 2001 and was extended by the Board of Directors and Shareholders through March 6, 2007. There were 24,000 shares of common stock available for grant at December 31, 2006 under the Directors’ Plan.

Accounting for Stock-Based Compensation

In January 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) (“FAS 123R”) — “Share-Based Payments”.  FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees.  The Company elected to apply FAS 123R under a modified prospective method.  Under this method, the Company was required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The financial statements for prior interim periods and fiscal years do not reflect any adjusted amounts.

A summary of the status of all the Company’s stock option plans as of December 31, 2007 and the changes during the year ended on that date are presented below:

	Year ended December 31, 2007
	Average	Weighted
	Shares	Exercise
Options	(000’s)	Price

Outstanding January 1, 2007	1,287	$3.72
Granted	0	$0.00
Exercised	(99)	$3.37
Canceled/forfeited/expired	(1,163)	$3.76
Outstanding December 31, 2007	25	$3.31
Options exercisable December 31, 2007	25	$3.31
Weighted average fair value of options granted during the year ended December 31, 2007		$0.00

Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2007 was $431,000.  There are no tax benefits realized for the tax deductions from option exercise of the share-based payment arrangements for the same period due to the full valuation allowance position.  As the Company currently has a full valuation allowance with respect to its deferred tax assets, no tax benefit from the options are recognized at this time.  If the Company determines that it is more likely than not that it will recognize a tax benefit from the exercise of the options, then this amount would generally reflect the overall tax benefit.

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

As of December 31, 2007, there was no total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under these plans.

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

Election to Surrender Options

In order to facilitate the participation in any liquidating distributions by the holders of Company options, the board of directors granted to each option holder the right to surrender their options in exchange for the right to receive the amount(s) that such option holder would have been entitled to receive in each distribution as if they held the number of shares of Common Stock issuable upon exercise of the surrendered options. The amount so distributed to each option holder will be reduced by the exercise price of his or her options, which will be applied to reduce the amounts that would otherwise be payable to the option holder until the exercise price has been applied in full. A total of 1,162,820 options were surrendered under the plan. The average exercise price for such options was $2.97 per share. The initial distribution to holders of surrendered options was $394,569.   The second distribution to holders of surrendered options on February 11, 2008 was $250,846.

Warrants

The Company issued 150,001 warrants in 2003 to one major shareholder to purchase shares of its common stock. The exercise price of such warrants is $3.89, representing the fair value of the Company’s common stock at the date of grant. As of December 31, 2007, 150,001 warrants were exercised and cash received was $584,000.

NOTE 8—INCOME TAXES

The following is a geographic breakdown of the Company Income(loss) before taxes:

	2007	2006
Domestic from Continuing Operations	—	678
Domestic from Discontinued Operations	99,299	(18,022)
Foreign from Continuing Operations	—	4,110
Foreign from Discontinued Operations	72	—
Net Income Before Tax	99,371	(13,234)

The provision for income taxes/(benefit) consists of the follow for the years ended December 31:

Current	2007	2006
Federal Tax Continuing Operations	—	—
Federal Tax Discontinued Operations	1,263	—
State Tax Continuing Operations	—	—
State Tax Discontinued Operations	627	129
Foreign Tax Continuing Operations	—	72
Foreign Tax Discontinued Operations	—	—
Total Current	1,890	201

Deferred
Federal Tax Continuing Operations	—	—
Federal Tax Discontinued Operations	—	—
State Tax Continuing Operations	—	—
State Tax Discontinued Operations	—	—
Total Deferred	—	—
Total Income Tax Expense	1,890	201

Deferred tax assets and liabilities consist of the following at December 31:

	2007	2006
Deferred Tax Liabilities
Payroll credit receivable, Foreign	—	(2,869)
Amortization of intangibles	—	—
Prepaid Insurance	—	(9)
Total Deferred Liabilities	—	(2,878)

Deferred Tax Assets
Federal and State Net Operating Losses	15,676	41,065
Foreign Net Operating losses	—	1,689
Capital losses	—	11,978
Depreciation	—	1,618
Amortization of Intangibles, Foreign	—	5,880
Accrued Payrolls and benefits	—	2,159
Allowance for doubtful accounts	166	1,446
Restructuring Charges	2,335	—
Other	329	613
Net Deferred tax assets before valuation allowance	18,506	63,570
Valuation allowance	(18,506)	(63,570)
Net Deferred tax assets	—	—

In accordance with paragraph 41 of FAS 109,  the Company has allocated the valuation allowance, on a prorated basis, between current and noncurrent deferred tax assets.

A reconciliation of income expense/(benefits), as reflected in the accompanying statements, with the statutory Federal income tax rate of  35% for the years end December 31, 2007and 2006 is as follows:

	2007	2006
Statutory Federal Income Taxes	34,780	(4,894)
State and local income taxes/(benefit) net of Federal tax effect	408	85
Sale of stock- RGII and AIM	—	(14,019)
Goodwill impairment	—	2,360
Foreign rate differential	—	(1,366)
Change of Control Expenses	—	—
Adjustment of deferred taxes	—	—
Change in valuation allowance	33,317	18,469
Other, net	19	(434)
	1,890	201

The following table summarizes the changes in the historical valuation allowance for the years ended December 31, 2007 and 2006 :

	2007	2006
Valuation Allowance at the Beginning of the year	63,570	45,101

Reserve on current year tax assets charged to expense	(45,064)	18,469
Reserve on prior year tax assets charge to expense
Changes in fully reserve assets and other
Valuation allowance at the end of the year	18,506	63,570

The company has deferred tax assets from federal, state, and foreign net operating loss carryforwards and capital loss carryforwards.  At December 31, 2007 and December 31, 2006 the Company had a Federal net operating loss carryforward of approximately $18 million and  $81 million respectively.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. As a result of the adoption, the Company recognized a $ .6 million increase in the liability for unrecognized tax benefits, interest and penalties, across all jurisdictions  A reconciliation of the change in unrecognized tax benefits during 2007 is as follows:

Unrecognized tax benefits	2007
Balance at January 1, 2007	1,500
Additions related to the current year
Additions related to the prior year	—
Reductions relating to prior years
Settlements during the year
Reductions due to the lapse in limitations

Balance at December 31, 2007	1,500

Interest and Penalties at January 1, 2007	237
Interest and Penalties at December 31, 2007	350

The Company does not expect any significant change to the above noted unrecognized tax benefits during the next 12 months.

The Company recognizes interest and penalties relating to unrecognized tax benefits as a component of Provision for income taxes.  The Company had $237,000 and $349,600 of accrued interest and penalties as of December 31, 2006 and December 31, 2007, respectively.

NOTE 9—EARNING/(LOSS) PER SHARE DISCLOSURES

	January 1, 2007 to February 16, 2007	Years Ended December 31, 2006
Numerator:
Net income/(loss) from operations - (000)	$99,371	$4,584
Net income/(loss) from discontinued operations - (000)	—	$(18,022)
Net income/(loss) - (000)	$99,371	$(13,438)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	33,837,284	32,444,000
Effect of stock options	—	170,000
Diluted earnings/(loss) per share:
Denominator for diluted earnings per share - adjusted weighted average shares outstanding and assumed conversions	33,837,284	32,614,000
Basic earnings/(loss) per share from continuing operations	$2.94	$0.14
Basic loss per share from discontinued operations	$—	$(0.56)
Basic earnings/(loss) per share	$2.94	$(0.41)
Diluted earnings/(loss) per share from continuing operations	$2.94	$0.14
Diluted loss per share from discontinued operations	$—	$(0.55)
Diluted earnings/(loss) per share	$2.94	$(0.41)

The 2007 computation of diluted income per share excludes all options because they are antidilutive.  For the year ended December 31, 2006 there were 40,000 options excluded with an average exercise price of $4.70.

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

Income/(loss) before income tax benefit consists of income/(loss) before income taxes, excluding interest income, interest expense, gain/(loss) on the sale of assets/investments, change of control charges, restructuring charges, special charges/(credits), the write-off of  assets and a terminated project, amortization of intangibles and goodwill impairment. These exclusions total expense of $ 15.7 million for the year ended December 31, 2006.  Long-term assets include goodwill, intangibles and property, plant and equipment. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the applicable segments receiving Corporate services based on revenue.

Due to the sale of the remaining business segments on February 16, 2007, segment data for 2007 is not presented.

BY LINE OF BUSINESS
2006
(dollars in thousands)
Revenues :
Commercial	$180,471
Chimes	31,519
Total Revenues	$211,990

Gross Profit :
Commercial	$40,019
Chimes	30,780
Total Gross Profit	$70,799
%	33.4%

Operating Income :
Commercial	$16,956
Chimes	5,458
Total Operating Income	$22,414
%	10.6%

Corporate Allocation :
Commercial	$16,943
Chimes	2,967
Total Corporate Allocation	$19,910
%	9.4%

Total Income / (Loss) before Income Taxes
/ (Benefit) :
Commercial	$13
Chimes	2,491
Total Income / (Loss) before Income Taxes/(Benefit)	$2,504
%	1.2%

Assets:
Commercial	$105,686
Chimes	20,086
Total Assets	$125,772

Depreciation Expense:
Commercial	$1,378
Chimes	677
Total Depreciation	$2,055

Reconciliation of Segments Loss before Income Tax Benefit to Consolidated Loss Before Income Tax Benefit:

BY GEOGRAPHIC AREA*
(in thousands)	2006

REVENUE
United States	$178,174
Canada	33,585
Europe	—
India	30
Puerto Rico	201
Total Revenue	$211,990

LONG-TERM ASSETS
United States	$1,168
Canada	1,550
India	28
Total Long-Term Assets	$2,746

2006

Total segment income/(loss) before income taxes/(benefit) :	$2,504
Adjustments :
Corporate allocation to Discontinued Operations	—
Restructuring charges	41
SERP/Change of Control	—
Special charges	(367)
Amortization of intangibles	—
Net/gain(loss) on investments	—
Sale of Assets	394
Net interest income	2,213
interest expense	—
Goodwill impairment	—
Write-off of assets	—
Loss from Disc Ops	(18,022)
Minority interest	—
Total adjustments	(15,741)
Consolidated income/(loss) before income taxes/(benefit)	$(13,237)

*          Revenue is generated for each geographic segment based on the locale of the client.

NOTE 11—SAVINGS PLAN AND OTHER RETIREMENT PLANS

Until October 2005, the Company maintained a defined contribution savings plan covering eligible employees. The Company made contributions up to a specific percentage of participants’ contributions. The Company contributed approximately $0.5 million in 2006.  No contributions were made in 2007.

NOTE 12—COMMITMENTS

Leases

As a result of the recent sales of the Company’s Commercial division and Chimes Subsidiary on February 16th 2007 the Company is no longer responsible for certain property lease obligations.  As of the end of 2007, all properties had been disposed of with the exception that the Company currently maintains one operating lease for limited administration use.

Other

In 2003, the Company entered into a separation package with the Company’s former CEO which contained a commitment for the Company to provide continued medical coverage until age 75, with remaining payments totaling approximately $38,000 at December 31, 2006.  As of the end of 2007, all obligations under this agreement had been fulfilled.

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For the years ended December 31, 2006 selected quarterly financial data is as follows:

		Quarters			YTD
(in thousands except per share data)	First	Second	Third	Fourth	Total

2006
Revenues	$53,280	$53,699	$52,619	$52,392	$211,990
Direct Cost	36,384	36,241	35,064	33,502	141,191
Gross Profit	16,896	17,458	17,555	18,890	70,799
Selling, general and administrative	17,224	17,082	17,452	16,537	68,295
Restructuring charges		1	(32)	(10)	(41)
Sale of Assets	(6)	6	(394)		(394)
Special charges/(credits)		280	87		367
Income/(Loss) from operations	(322)	89	443	2,362	2,572
Interest income/(expense)-Net	335	446	526	906	2,213
(Loss)/profits before income taxes	13	535	969	3,268	4,785
Income taxes/(benefit)	34	37	79	51	201
Loss from Discontiuned Ops	779	(14,551)	(4,239)	(11)	(18,022)
Net Income/(Loss)	758	(14,053)	(3,349)	3,206	(13,438)
Earning/(Loss) per share(basic and diluted):	$0.02	$(0.44)	$(0.10)	$(1.26)	$(0.41)

Because the company was sold on February 16, 2007, selected quarterly financial data is not presented.

NOTE 14—RESTRUCTURING CHARGES

During 2004, in connection with the Company’s business model realignment, the Company recorded a restructuring charge of approximately $2.9 million comprised of approximately $2.8 million in severance costs and $0.1 million in lease obligation costs. The lease obligation of $110,000 was calculated based on current rent commitments less a calculated sublease amount based on current market conditions.   This reserve was used in it’s entirety by the end of the first quarter, 2007.

NOTE 15—ACQUISITIONS AND SALE OF SUBSIDIARIES

See Note 1 for a discussion of the sale of RGII, the Commercial Services Business, and Chimes.

NOTE 16—CHANGE OF CONTROL AND OTHER SPECIAL CHARGES

For the fiscal year 2006, the company recorded a total of $367,000 special charges.   In connection with the review of strategic alternatives the company recorded $87,000 and $280,000 of special charges related to the sale of Chimes.

For fiscal year 2005, In the fourth quarter of 2005, the Company recorded a charge of approximately $13.2 million related to the change of control resulting from the removal of the Company’s then existing Board of Directors. The balance of the change of control payments to employees were re-classed to the short term liability section of the 2006 balance sheet due to the liquidation of the Company, and were paid in full as of the end of the second quarter of 2007.  The Company also recorded special charges/(credits) of $5.1 million primarily pertaining to expenses associated with two proxy contests (including approximately $0.5 million paid to reimburse participants in the proxy contest for costs incurred therein) and merger-related charges pertaining to the proposed merger with Analysts International Corp., which was not approved by the Company’s shareholders at the September 2, 2005 special meeting.

NOTE 17—COMPREHENSIVE INCOME/(LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“FAS 130”), requires that items defined as other comprehensive income/(loss), such as foreign currency translation adjustments and unrealized gains and losses, be separately classified in the financial statements and that the accumulated balance of other comprehensive income/(loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive loss for the year ended December 31, 2006 are as follows:

Year Ended
December 31
(dollars in thousands)	2006
Comprehensive income/(loss) :
Net income/(loss)	$(13,438)
Other comperhensive income/(loss)- foreign currency adjustment	(9)
Realized loss on SERP investments	—
Unrealized gain/(loss) on SERP investments	—
Comprehensive income/(loss)	$(13,447)

The accumulated balances related to each component of other comprehensive income (loss) for the period from January 1, 2007 through February 16, 2007 was as follows:

		Unrealized
	Foreign Currency	Gain/(Loss) on	Accumulated Other
(dollars in thousands)	Translation	Investments	Comprehensive Loss
Balance at December 31, 2006	$(652)	—	$(652)
Accumulated comprehensive income/(loss)	9	—	9
Balance at February 16, 2007	$(643)	—	$(643)

The components of comprehensive loss for the period from January 1, 2007 to February 16, 2007 and the year ended December 31, 2007 are indicated in the table below. Due to the shortened time period during 2007 as a result of the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are not comparable.

	Year Ended
	January 1 through	December 31
(dollars in thousands)	February 16, 2007	2006
Comprehensive income/(loss) :
Net income/(loss)	$99,371	$(13,438)
Other comperhensive income/(loss)- foreign currency adjustment	9	(9)
Realized loss on SERP investments	—	—
Unrealized gain/(loss) on SERP investments	—	—
Comprehensive income/(loss)	$99,380	$(13,447)

NOTE 18—SALE OF ASSETS

On September 30, 2006, the Company sold a condo in Sunny Isles Beach Florida for $450,000.  Cash of $407,879 was received on October 5, 2006. Closing cost was $42,121. Fixed Assets net of depreciation were $13,453.   A gain on sale of $394,426 was recorded by the Company in the third quarter of 2006.

NOTE 19—LEGAL MATTERS

The Company is, or was during 2007, a party to the following lawsuits, each arising out of the Asset Sales.

Axium International, Inc. and Diversity MSP, Inc. d/b/a Ensemble Chimes Global v. Computer Horizons Corp., et al. (Supreme Court of the State of New York, County of New York, Index No. 602746/07)

Axium International, Inc. (“Axium”) and Diversity MSP, Inc. (“Diversity”) commenced this action in August 2007 against the Company, Chimes, Inc. (now known as Forgone, LLC), and certain of their officers, alleging that the defendants engaged in fraudulent conduct, including making representations allegedly known by them to be false, and active concealment and thereby induced the plaintiffs into entering into the contract with the Company and Chimes whereby Diversity purchased substantially all of the assets of Chimes, and that the Company and Chimes breached representations, warranties, covenants and agreements contained in that agreement. The complaint asked for damages in an unspecified amount and attorney’s fees. On October 2, 2007, the Company and Chimes filed an answer denying the material allegations in the complaint and asserting certain affirmative defenses, and the other defendants filed a motion to dismiss the complaint as to them. Subsequently, the action was settled in December 2007, without any admission of liability by the Company or any of the other defendants, with the payment by the Company of $175,000 to Axium and with discontinuance of all of the claims asserted by Axium and Diversity in the action with prejudice.

Computer Horizons Corp.V. TEKsystems, Inc. (United States District Court, District of Maryland, Case No.:  1:07-CV-02849 WMN)

This action relates to the Asset Purchase Agreement entered into as of November 7, 2006 by and among TEKsystems, Inc.(“TEK”), Allegis Group, Inc., the Company (referred to therein as “Seller”), and others (the “APA”) under which the Company agreed to sell and TEK agreed to purchase substantially all of the assets of the business of the Company’s Commercial Services Business Unit. Included among the assets was all of the capital stock of the Company’s Canadian subsidiary, Computer Horizons (Canada) Corp. (“Canada Sub”).  Specifically excluded from the sale of assets and retained by the Company is a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivable”). The closing of the sale of the assets under the APA occurred on February 16, 2007 (the “Closing Date”).  Under the APA, TEK agreed to promptly remit to the Company all amounts collected by TEK after the closing in payment of the Quebec Tax Receivable.

During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately Canadian $4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately Canadian $4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately Canadian $114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the APA, and $114 thousand for capital taxes. Under the terms of the APA, TEKsystems has no right to offset any amounts due the Company and the aforementioned amount of $1.49 million is subject to dispute and currently being considered by an independent accounting firm, mentioned above. The Company has recorded the $958 thousand as a deferred cash credit in the balance sheet as of September 30, 2007. After demands to remit the $4.3 million were ignored, on October 19, 2007, the Company commenced this action against TEK, seeking damages for the failure of TEK to remit the full amount of the Quebec Tax Receivable for 2005 to the Company, and a declaration that TEK must remit to the Company the full amount of the Quebec Tax Receivable for 2006 to be received by Canada Sub from Revenu Quebec promptly upon such receipt.

The APA provides for a potential purchase price adjustment based on the Final Net Working Capital of the business sold thereunder as of the Closing Date. There are disputes between the Company and TEK concerning certain items involved in the determination of Final Net Working Capital (and any purchase price adjustment). Under the APA, all such disputed items are to be determined by an independent accounting firm.  The Company and TEK submitted the disputed items to such independent accounting firm for determination, but TEK has failed to cooperate with the independent accounting firm and has prevented it from determining the disputed items in calculating Final Net Working Capital. Accordingly, the Company filed an amended complaint on December 29, 2007 in this action, adding a third claim, i.e., for judgment ordering TEK to cooperate promptly with the independent accounting firm in its determination of the disputed items in the calculation of Final Net Working Capital.

By answer filed January 14, 2008, TEK denied any liability under the three claims in the Company’s amended complaint and alleged  four counterclaims against the Company for its purported breaches of warranties and representations in the APA, including two counterclaims demanding a declaration that the Company must indemnify TEK for legal fees and any judgment against TEK should it be sued as a successor to the Company by plaintiffs that have brought actions against the Company, a counterclaim for a declaration that the Company must indemnify TEK in the event it is held to owe any taxes by reason of a notice sent by an employee of the Company to taxing authorities, and a counterclaim for the purported legal fees incurred by TEK and the amount by which it allegedly reduced a receivable in settling a dispute with the Iowa Health Systems, Inc. (“IHS”) over the receivable that IHS owed.  The counterclaims seek to have the court impose a constructive trust over the Company’s assets to remedy the alleged breaches of the APA by the Company.  By reply filed February 27, 2008, the Company denied the substantive allegations contained in  the counterclaims.

On February 27, 2008, the Company served a motion in this action to compel TEK to arbitrate the disputed matters in the calculation of Final Net Working Capital before the independent accounting firm and to compel TEK to cooperate promptly with the firm in its determination of the disputed matters. This motion is pending.

No discovery has yet been taken in this action.

The Company intends to prosecute its claims and defend against the counterclaims of TEK vigorously in this action.

TEKsystems Canada, Inc. v. Computer Horizons Corp. (United States District Court, District of Maryland, Case No.:  1:08-CV-00209 WMN)

On January 24, 2008. Canada Sub, now known as TEKsystems Canada, Inc., filed this action against the Company, alleging four claims: (1) for judgment in the amount of Canadian income taxes that Canada Sub claims is owed for its receipt of the Quebec Tax Receivable for 2005, i.e., Canadian$1,495,139, and a declaration that the Company will be liable for the amount of Canadian income taxes that will allegedly be owed upon and for Canada Sub’s future receipt of the Quebec Tax Receivable for 2006, i.e., Canadian$1,890,559, (2) for judgment in the amount of Canadian$113,854, and a declaration that the Company will be liable for at least Canadian$54,973, and Canadian$25,062 in Canadian provincial capital taxes, penalties, and interest that Canada Sub alleges it owes or will owe for, respectively, 2005, 2006, and the period January 1, 2007 through February 16, 2007, (3) for a judgment for Canada Sub’s alleged loss of tax attributes in the amount of Canadian$12,889,974 by the method by which an intercompany note made payable by Canada Sub to the Company was allegedly contributed, and (4) for a declaration that the Company will be liable for the amount that Canada Sub may allegedly owe under a purported payroll tax audit. The complaint seek to have the court impose a constructive trust over the assets of the Company to remedy its purportedly “inequitable conduct.”

On February 27, 2008, the Company filed a motion in this action  to stay proceedings on Canada Sub’s first two claims in its complaint, i.e., (1) for the amounts of the  taxes allegedly owed for the receipt of the Quebec Tax Receivable for 2005 and allegedly will be owed upon and for Canada Sub’s future receipt of the Quebec Tax Receivable for 2006 and (2) for the amounts of the purported Canadian provincial capital taxes owed for 2005, 2006, and the period January 1, 2007 through February 16, 2007, pending completion of the arbitration between TEK and the Company before the independent accounting firm.  This motion is pending.

On February 27, 2008, the Company also filed its answer to the complaint in this action, denying the substantive allegations of the complaint.

No discovery has yet been taken in this action.

By stipulations between counsel for the parties in this action and the above described action commenced by the Company in the District of Maryland and order of the Court dated February 27, 2008, the two actions in the District of Maryland were consolidated

The Company intends to defend itself vigorously against the claims of Canada Sub in the consolidated lawsuit.

NOTE 20—REFUNDABLE TAX CREDIT

The Quebec Government through Invest Quebec granted the Company’s Montreal Outsourcing Centre (“MOC”) a refundable tax credit on certain qualifying job positions in Information Technology. The outstanding receivables as of December 31, 2007 and 2006 include credits relating to 2005 and 2006. The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. (“Canada Sub”) but, as noted above, specifically excluded the refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivable”). During the third quarter, TEKsystems advised the Company that Canada Sub had received approximately C$4.3 million with respect to the Quebec Tax Receivable for 2005, (representing approximately C$4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately C$114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million.    An additional US$665 thousand was booked during the third quarter of 2007 to recognize the increase in value of the 2005 tax credit due to the change in exchange rate since the Company’s last estimate of such value. (See “Sale of Commercial” in Note 1 above for an additional discussion of recent events surrounding the Quebec Tax Receivable for 2005 and 2006.).

Item 9A(T).                                  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our internal control over financial reporting as prescribed above for the periods covered by this report. Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

The names and ages of each director of the Company, each of their principal occupations at present and for the past five (5) years and certain other information about each of the directors are set forth below:

Name	Age	Director Since
ERIC ROSENFELD has served as the general partner of Crescendo Partners, L.P., a New York-based investment firm, since November 1998. Mr. Rosenfeld also currently serves as Chairman of the Board, Chief Executive Officer and President of Rhapsody Acquisition Corporation. In addition, he serves on the Boards of CPI Aerostructures, Inc., as Chairman; and as Director at DALSA Corporation, Matrikon Inc., and Hill International Inc. Prior, Mr. Rosenfeld was a Managing Director at CIBC Oppenheimer, a financial services firm, and its predecessor company Oppenheimer & Co., Inc.	51	2005

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

	70	2005

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

	68	2005

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

	59	2005

ROBERT F. WALTERS was an Executive Vice President and Chief Information Officer of John Hancock Financial Services (1995—2004), when it was acquired by ManuLife of Toronto, Canada. Prior to joining John Hancock, Mr. Walters held a variety of senior information technology positions at Citicorp, in the US, London and Brussels. He was the Chief Information Officer of European technology, managing the technology operations of businesses in 14 countries in Western Europe.	58	2005

Additional Executive Officers of the Company Who Are Not Directors:

Name	Age
Dennis J. Conroy	63

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

Barbara Rodriguez	55

Barbara Rodriguez has been Chief Financial Officer of the Company since April 2006.  As of January 1, 2008, Mrs. Rodriguez is also acting as Chief Financial Officer of Airborne Health, Inc. Prior to joining CHC, Mrs. Rodriguez served as: Vice President of Client Services at i2 Technologies; Chief Operating Officer at NextGenMarkets, Inc, and Senior Vice President, Information Technology and Chief Information Officer at Alliant Exchange Corporation; and Vice President, Controller and Chief Compliance Officer at Compaq Corporation.  Mrs. Rodriguez has a MBA in finance from Bernard Baruch College and a B.S. in Business Administration from Geneva College.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, applicable to its employees, officers and directors, which may be obtained, free of charge, by writing to Computer Horizons Corp at 2001 Route 46 East, Suite 310, Parsippany, NJ  07054.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Frank J. Tanki, the Chairman of the Company’s audit committee, is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, and that Mr. Tanki is independent under NASDAQ’s independence standards for Audit Committee members.

Item 11.                Executive Compensation

The following table sets forth the compensation paid by the Company for the fiscal years indicated, to the Chief Executive Officer and to each of the Company’s other executive officers, whose combined salary and bonus exceeded $100,000, (together, the “named executive officers”), as of December 31, 2007.

Summary Compensation Table

As of December 31, 2007

Name and Principal Position	Year	Salary (3)	Bonus(1)	All Other Compen- sation (2)
Dennis J. Conroy	2007	$626,428	85,000	$4,000
President and Chief Executive Officer	2006	$365,000	—	$14,201
Brian A. Delle Donne	2007	$239,430	410,577	$5,000
Executive Vice President and Chief Operating Officer	2006	$275,000	—	$14,234
Barbara Rodriguez	2007	$234,249	$103,076	$4,800
Chief Financial Officer	2006	$198,019	$100,000	$37,726
Marci Braunstein	2007	$156,451	$7,000	—
Corporate Controller	2006	$151,250	$72,337	$1,967

(1)	Barbara Rodriguez was awarded a retention bonus of $75,000 in 2007 which was paid on December 31, 2007, in one lump sum payment.

(2)

The Company sponsors and pays in full basic life and accidental death & dismemberment insurance policies for all benefit eligible employees in the amount of one times base salary up to a maximum of $150,000. The premiums remitted for these policies in 2006 were $234 for Messrs Conroy and Delle Donne, and an additional $176 for Ms. Rodriguez. Under each such insurance policy, the insured has the right to designate the beneficiaries.

The Company maintains a defined contribution (401K) savings plan. Full-time salaried employees are eligible to participate in the Plan following the completion of six months of continued service. The Company contributes $.50 for every dollar contributed by all participating salaried employees up to 4% of each employee’s semi-monthly salary deferral. In 2007, Mr. Conroy received a company match in the amount of $709.04. Mrs. Rodriguez received a company match in the amount of $2,643.96.

Barbara Rodriguez received $4,800 in compensation for an auto lease allowance during 2007.

(3)	Barbara Rodriguez began employment in April 2006. The agreement provides for an annual salary at a rate of $200,000.

There were no stock options granted to the named executive officers in 2007. Therefore, there are no hypothetical gains or option spreads that would exist for the options.

Employment Agreements

On February 7, 2007, Barbara Rodriguez accepted an employment agreement to continue employment through December 31, 2007, or until formation of the liquidating trust.  She will continue to receive her regular wages and other compensation determined in her retention bonus agreement.  She will also receive relocation expenses no greater than $5,000 to relocate back to Florida.  Barbara Rodriguez has agreed to travel to New Jersey for short-term stays as business needs dictate.  Mrs. Rodriguez will also receive pay out for current period accrued but unused vacation not to exceed two weeks base salary post-employment per company policy, and severance pay in the amount of $75,000.

On October 20, 2005, in connection with the appointment of Dennis J. Conroy as Chief Executive Officer and President of Computer Horizons Corp. (the “Company”), the Company entered into an employment letter (the “Conroy Letter”) with Mr. Conroy, which sets forth terms and provisions governing Mr. Conroy’s employment as Chief Executive Officer and President of the Company.  The Conroy Letter provided for an annual salary of $365,000. In connection with his employment, Mr. Conroy received an option grant to purchase 100,000 shares of the Company’s common stock, $.10 par value, at an exercise price of $4.16 per share pursuant to and in accordance with the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”). Such stock option was scheduled to vest and become exercisable as to one-third of such shares on each of October 19, 2006, October 19, 2007 and October 19, 2008. The 2008 vesting was accelerated by the Board of Directors so that all options vested as of January 31, 2007. Beginning in April, 2007, Mr. Conroy is compensated on an hourly basis at a rate of $300/hour.

On October 20, 2005, in connection with the appointment of Brian A. Delle Donne as Executive Vice President and Chief Operating Officer of the Company, the Company entered into an employment letter (the “Delle Donne Letter”) with Mr. Delle Donne, which set forth terms and provisions governing Mr. Delle Donne’s employment as Executive Vice President and Chief Operating Officer of the Company.  The Delle Donne Letter provided for an annual salary of $275,000.  In connection with his employment, Mr. Delle Donne received an option grant to purchase 75,000 shares of the Company’s common stock, $.10 par value, at an exercise price of $4.16 per share pursuant to and in accordance with the Company’s 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”).  Such stock option was scheduled to vest and become exercisable as to one-third of such shares on each of October 19, 2006, October 19, 2007 and October 19, 2008. The 2008 vesting was accelerated by the Board of Directors so that all options vested as of January 31, 2007.  Mr. Delle Donne was provided with a car allowance of $1,000 per month and was eligible for twenty-five paid vacation days per year.  Mr. Delle Donne voluntarily resigned from the Company effective May 31, 2007 and received a lump sum severance payment of $410,577.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Chairman, Robert Walters; Eric Rosenfeld and Willem van Rijn. None of these individuals was at any time during the fiscal year ended December 31, 2007 or at any other time one of our officers or employees.

None of our executive officers serve as a member of the Board of Directors or the compensation committee of any other entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Director Compensation

In 2007, the Company engaged Hewitt Associates to conduct an independent review of Outside Director Compensation. Based upon this study, effective October 18, 2005, the compensation for non-employee Directors has been modified as follows:

•                  Per meeting fee for non-employee Directors adjusted from $1,000 to $2,000 which is the median among companies paying Board meeting fees.

•                  Annual fees for positions of Audit Committee and Compensation Committee Chair have been adjusted to $8,000 and $5,000 respectively due to stringent corporate governance mandates, responsibilities and time commitments.

•                  Initial up-front stock option award moved from 10,000 to 15,000 bringing stock option award in line with standard market approach.

The following table sets forth the compensation paid by the Company to its directors for the fiscal year end December 31, 2007.

Director Compensation Table
Name	Fees earned or paid in cash ($)
Eric Rosenfeld	50,500.00
Karl L. Meyer	48,083.37
Frank J. Tanki	52,666.74
Willem Van Rijn	46,333.37
Robert F. Walter	43,916.74

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information with respect to the beneficial ownership of shares of the Company’s common stock (its only class of voting securities) on March 15, 2008, by (a) persons owning more than 5% of such shares, (b) each director and person nominated for election as a director, (c) the named executive officers identified in the Summary Compensation Table, and (d) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares shown as being owned by such person.

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class (%)
Eric Rosenfeld
Crescendo Partners II, LP 10 East 53rd Street New York, NY 10022	2,401,600	(1)	7.1
Karl L. Meyer Route 46 East Suite 310 Parsippany, NJ 07054	0		—
Frank J. Tanki Route 46 East Suite 310 Parsippany, NJ 07054	0		—
Willem Van Rijn Route 46 East, Suite 310 Parsippany, NJ 07054	0		—
Robert F. Walters Route 46 East Suite 310 Parsippany, NJ 07054	0		—
Dennis Conroy Route 46 East Suite 310 Parsippany, NJ 07054	0		—
Brian Delle Donne Route 46 East Suite 310 Parsippany, NJ 07054	0		—
Barbara Rodriguez Route 46 East Suite 310 Parsippany, NJ 07054	0		—
Marci Braunstein Route 46 East, Suite 310 Parsippany, NJ 07054	0

All directors and executive officers as a group (nine persons)	2,401,600	(1)	7.1

Boston Avenue Capital 415 South Boston, 9th Floor Tulsa, OK 74103	2,380,071	(2)	7.0
Southpaw Asset Management LP Four Greenwich Office Park Greenwich, CT 06831	1,817,595	(3)	5.4

(1)                                  Includes 2,401,600 shares owned by Crescendo Partners II, L.P.  Crescendo Partners L.P. filed a Schedule 13D Statement with the Securities and Exchange Commission stating that as of October 21, 2005, it may be deemed to have sole voting power and sole dispositive power with respect to 2,401,600 shares of the Company’s common stock with no shared voting power or shared dispositive power.

(2)                                  Boston Avenue Capital filed a Schedule 13D/A Statement with the Securities and Exchange Commission stating that as of March 2, 2007 it may be deemed to have sole voting power and sole dispositive power with respect to 2,380,071 shares of the Company’s common stock with no shared voting power or shared dispositive power.

(3)                                  Southpaw Credit Opportunity Master Fund LP, Southpaw Asset Management LP, Southpaw Holdings LLC, Kevin Wyman and Howard Golden filed a Schedule 13G Statement with the Securities and Exchange Commission stating that as of December 31, 2007, they may be deemed to have sole voting power and sole dispositive power with respect to 1,817,595 shares of the Company’s common stock with no shared voting power or shared dispositive power.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

There were no related-party transactions during 2007.

CORPORATE GOVERNANCE

Our Board of Directors and senior management have adopted and adhered to corporate governance practices that we believe maximize shareholder value in a manner consistent with the highest standards of integrity. We continually review and update our governance practices based on the standards of the National Association of Securities Dealers, legal requirements, SEC regulations and best practices recommended by governance authorities.

Board Independence

The Board of Directors has reviewed the independence of each director under the listing standards of NASDAQ.  Based upon its review, the Board has determined that all of the directors currently serving on the Board are “independent directors” as defined under the listing standards of NASDAQ and that Messrs. Tanki, Meyer and Van Rijn also meet NASDAQ’s additional independence standards for Audit Committee members.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

The Company is committed to sound corporate governance principles as such principles are essential to the reputation of the Company and to the ethical conduct of its business and its relationship with others both inside and outside of the Company. The Company has adopted Corporate Governance Guidelines as the formal codification of certain corporate governance practices developed by the Board of Directors over the Company’s history as well as new practices to be implemented to help the Board to fulfill its responsibilities to shareholders. The Company has also adopted a Code of Business Conduct and Ethics applicable to its employees, officers and directors. The Company’s Corporate Governance Guidelines and Code of Business Conduct and Ethics may be obtained, free of charge, by writing to Computer Horizons Corp at 2001 Route 46 East, Suite 310, Parsippany, NJ  07054.

Item 14.     Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $150,000 and $1,332,000 in 2007 and 2006, respectively, including fees for the audit of the Company’s annual financial statements included in the Company’s Form 10-K, review of the Company’s quarterly financial statements included in the Company’s Form 10-Q, Sarbanes Oxley Section 404 audit procedures, consents and accounting consultations, and other such services that generally only an independent accountant can provide.

Audit Related Fees

Fees for audit-related services totaled $23,625 and $164,000 in 2007 and 2006, respectively, including acquisition due diligence, review of the Company’s Registration Statement on Form S-8 filing, Chimes SAS 70 review, and other services traditionally performed by independent accountants.

Other Fees

None in 2007 and 2006.

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

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services.  Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  All services have been approved by the Audit Committee, and all audit services performed by APM were performed by permanent, full-time employees of APM.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

(a)                                  Financial Statements and Financial Statement Schedules

1.             Consolidated financial statements

•                  Report of independent registered public accounting firm on the consolidated financial statements

•                  Consolidated statement of Net Assets (liquidation basis) and Balance Sheet (going concern basis), as of December 3l, 2007 and 2006 respectively

•                  Consolidated statements of operations (going concern basis) for the period  from January 1 through February 16, 2007 and the year ended December 31, 2006

•                  Consolidated statement of shareholders’ equity for the year ended December 31, 2006, and statement of Net Assets for the period ended December 31, 2007

•                  Consolidated statements of cash flows (going concern basis) for the period from January 1 through February 16, 2007, and the year ended December 31, 2006

•                  Notes to consolidated financial statements

Schedule II  Valuation and qualifying accounts for the years ended December 31, 2006.

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

(3)                                  Contains 1999, 2000, 2002 and 2003 restructure reserve.

Because the Company was sold on February 16, 2007, selected financial data for 2007 is not presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of  1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	COMPUTER HORIZONS CORP.

	By:	/s/ DENNIS J. CONROY
Dennis J. Conroy, President, CEO

Date: March 31, 2008	(Principal Executive Officer)

	By:	/s/ BARBARA RODRIGUEZ
Barbara Rodriguez, Vice President and CFO
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of  1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	COMPUTER HORIZONS CORP.

	By:	/s/ ERIC ROSENFELD
Eric Rosenfeld, Chairman of the Board and Director

Date: March 31, 2008	By:	/s/ KARL L. MEYER
Karl L. Meyer, Director

Date: March 31, 2008	By:	/s/ FRANK J. TANKI
Frank J. Tanki, Director

Date: March 31, 2008	By:	/s/ WILLEM VAN RIJN
Willem van Rijn, Director

Date: March 31, 2008	By:	/s/ ROBERT F. WALTERS
Robert F. Walters, Director

Report of independent registered public accounting firm on the financial statements schedule.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.                                       List of Exhibits

Exhibit	Description	Incorporated by Reference to

2.1	Stock purchase agreement dated as of July 8, 2003 between the Company, RGII and Kathryn B. Freeland.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 8, 2003.

Exhibit	Description	Incorporated by Reference to

2.1(a)	Stock Purchase Agreement by and among Netstar-1, Inc. and Computer Horizons Corp. dated as of September 29, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 6, 2006

2.1(b)	Asset Purchase Agreement by and among Axium International, Inc., Diversity MSP, Inc., as Buyer, Chimes Inc., as Seller and Computer Horizons Corp., dated as of October 18, 2006	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 18, 2006

3(a-1)	Certificate of Incorporation as amended through 1971.	Exhibit 3(a) to Registration Statement on Form S-1 (File No. 2-42259)

3(a-2)	Certificate of Amendment dated May 16, 1983 to Certificate of Incorporation.	Exhibit 3(a-2) to Form 10K for the fiscal year ended February 28, 1983.

3(a-3)	Certificate of Amendment dated June 15, 1988 to Certificate of Incorporation.	Exhibit 3(a-3) to Form 10K for the fiscal year ended December 31, 1988.

3(a-4)	Certificate of Amendment dated July 6, 1989 to Certificate of Incorporation.	Exhibit 3(a-4) to Form 10K for the fiscal year ended December 31, 1994.

3(a-5)	Certificate of Amendment dated February 14, 1990 to Certificate of Incorporation.	Exhibit 3(a-5) to Form 10K for the fiscal year ended December 31, 1989.

3(a-6)	Certificate of Amendment dated May 1, 1991 to Certificate of Incorporation.	Exhibit 3(a-6) to Form 10K for the fiscal year ended December 31, 1994.

3(a-7)	Certificate of Amendment dated July 12, 1994 to Certificate of Incorporation.	Exhibit 3(a-7) to Form 10K for the fiscal year ended December 31, 1994.

3.2	Bylaws, as amended and presently in effect.	Exhibit 3.2 to Form 10K for the fiscal year ended December 31, 2003.

4(a)	Rights Agreement dated as of July 6, 1989 between the Company and Chemical Bank, as Rights Agent (“Rights Agreement”) which includes the form of Rights Certificate as Exhibit B.	Exhibit 1 to Registration Statement on Form 8-A dated July 7, 1989.

4(b)	Amendment No. 1 dated as of February 13, 1990 to Rights Agreement.	Exhibit 1 to Amendment No. 1 on Form 8 dated February 13, 1990 to Registration Statement on Form 8-A.

4(c)	Amendment No. 2 dated as of August 10, 1994 to Rights Agreement.	Exhibit 4(c) to Form 10K for the fiscal year ended December 31, 1994.

4(d)	Employee’s Savings Plan and Amendment Number One.	Exhibit 4.4 to Registration Statement on Form S-8 dated December 5, 1995.

4(e)	Employee’s Savings Plan Trust Agreement as Amended and Restated Effective January 1, 1996.	Exhibit 4.5 to Registration Statement on Form S-3 dated December 5, 1995.

4(f)	Amendment No. 3 dated as of July 13, 1999 to Rights Agreement.	Exhibit 4.1 to Form 8-K dated July 13, 1999.

10(a)	Employment Agreement dated as of February 16, 1990 between the Company and John J. Cassese.	Exhibit 10(a) to Form 10K for the year ended December 31, 1989.

Exhibit	Description	Incorporated by Reference to

10(b)	Employment Agreement dated as of January 1, 1997 between the Company and William J. Murphy.	Exhibit 10(g) to Form S-3 dated August 14, 1997.

10(c)	Employment Agreement dated as of March 6, 1997 between the Company and Michael J. Shea.	Exhibit 10(c) to Form 10K for the year ended December 31, 1996.

10(d)	1991 Directors’ Stock Option Plan, as amended.	Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.

10(e)	1994 Incentive Stock Option and Appreciation Plan.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1994.

10(f)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998.	Exhibit 10(h) to Form S-3 dated August 14, 1997.

10(g)	$10,000,000 Discretionary Line of Credit from PNC Bank dated as of June 5, 1998.	Exhibit 10(h) to Form 10K for the fiscal year ended December 31, 1996.

10(h)	1999 Employee Stock Purchase Plan.	Exhibit 99.1 to Form S8 dated March 17, 1999.

10(i)	Amendment to the employment agreement dated as of March 24, 2000 between the Company and William J. Murphy.	Exhibit 10(i) to Form 10K for the fiscal year ended December 31, 1999.

10(j)	$15,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of June 30, 1998, as amended on March 15, 2000 (increased to $30,000,000).	Exhibit 10(j) to Form 10K for the fiscal year ended December 31, 1999.

10(k)	$20,000,000 Discretionary Line of Credit payable to Chase Manhattan Bank dated as of March 20, 2001.	Exhibit 10(k) to Form 10K for the fiscal year ended December 31, 2000.

10(l)	$40,000,000 Asset-Based Lending Agreement payable to CIT dated as of July 31, 2001.	Exhibit 10(l) to Form 10K for the fiscal year ended December 31, 2001

10(n)	Amendment to the $40,000,000 Asset-Based Lending Agreement payable to CIT dated as of February 14, 2003.	Exhibit 10(n) to Form 10-K for the fiscal year ended December 31, 2002.

10(o)	Non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10(o) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(p)	Non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10(p) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(q)	First Amendment to the non-qualified supplemental retirement benefit agreement for William J. Murphy.	Exhibit 10(q) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(r)	First Amendment to the non-qualified supplemental retirement benefit agreement for Michael J. Shea.	Exhibit 10(r) to Form 10-K/A for the fiscal year ended December 31, 2003.

10(s)	Summary of Executive Compensation Exchange Program with John J. Cassese.	Exhibit 10(s) to Form 10-K/A for the fiscal year ended December 31, 2002.

Exhibit	Description	Incorporated by Reference to

10(t)	Severance Agreement dated as of April 28, 2003 between the Company and John J. Cassese.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(u)	Amendment to the Employment Agreement dated as of March 31, 2003 between the Company and William J. Murphy.	Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(v)	Amendment to the Employment Agreement dated as of April 3, 2003 between the Company and Michael J. Shea.	Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2003.

10(w)	Employment agreement dated as of July 8, 2003 between RGII and Kathryn B. Freeland.	Exhibit 10.1 to Form 8-K dated July 8, 2003.

10(x)	Employment agreement dated as of August 19, 2003 between the Company and Kristin R. Evins.	Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2003.

10(y)	Employment Agreement dated as of September 8, 2004, by and between Computer Horizons Corp. and John Ferdinandi together with Offer Letter dated August 5, 2004	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2005

10(z)	Employment Agreement dated as of October 20, 2005 between Computer Horizons Corp. and Dennis J. Conroy	Exhibit 99.01 to the Company’s Current Report on Form 8-K/A filed on October 26, 2005

10(aa)	Employment Agreement dated as of October 20, 2005 between Computer Horizons Corp. and Brian A. Delle Donne	Exhibit 99.02 to the Company’s Current Report on Form 8-K/A filed on October 26, 2005

10(bb)	Accepted offer letter dated November 15, 2005 between Computer Horizons Corp. and Marci Braunstein	Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 30, 2005

10(cc)	Retention bonus agreement dated November 29, 2005 between Computer Horizons Corp. and Michael J. Shea	Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 5, 2005

10(dd)	Agreement and Plan of Merger, dated as of April 12, 2005, among Computer Horizons Corp., Analysts International Corporation and JV Merger Corp	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 13, 2005

10(ee)	Internal Memorandum to Computer Horizon Corp. employees, dated April 13, 2005	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 13, 2005

10(ff)	2004 Omnibus Incentive Compensation Plan dated May 19, 2004.	Exhibit 10(Y) to Form 10-K for year ended December 31, 2004

10(gg)	Stock Purchase Agreement between RGII Technologies, Inc. and Automated Information Management, Inc. dated April 1, 2004	Exhibit 10(Z) to Form 10-K for year ended December 31, 2004

Exhibit	Description	Incorporated by Reference to

10 (hh)

Asset Purchase Agreement By And Among Teksystems, Inc. Allegis Group, Inc., Teksystems EF&I Solutions, LLC and Allegis Group Canada Corporation and Computer Horizons Corp. GBS Holdings Private Limited and CHC Healthcare Solutions, LLC, dated as of November 7, 2006

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2006

16	Letter regarding change in certifying accountants, dated November 14, 2006	Exhibit 16.01 to the Company’s Current Report on Form 8-K filed on November 15, 2006

16(a)	Letter regarding change in certifying accountants, dated November 21, 2006	Exhibit 16.01 to the Company’s Current Report on Form 8-K/A filed on November 21, 2006

21	List of Subsidiaries.	Filed herewith

23.1	Consent of Amper, Politziner & Mattia, P.C. Independent Registered Public Accounting Firm	Filed herewith

31.1	CEO Certification required by Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith

31.2	CFO Certification required by Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934.	Filed herewith

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith