Form 10-Q
period 2008-03-31
COMPUTER HORIZONS CORP
filed 2008-05-09
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Registrant’s telephone number, including area code (973) 257-5030

Not Applicable
(Former name, former address and former fiscal year, if
changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of May 1, 2008 the issuer had 33,837,284 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

PART I. Financial Information

Item 1.

Computer Horizons Corp and Subsidiaries
Consolidated Condensed Statement of Net Assets as of March 31, 2008

and December 31, 2007 (Liquidation Basis)

($ in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,095	$25,182
Refundable tax credit	9,627	9,627
Prepaid expenses and other	24	24

TOTAL CURRENT ASSETS	22,746	34,833

TOTAL PROPERTY AND EQUIPMENT, NET	4	4

TOTAL ASSETS	$22,750	$34,837

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued payroll, payroll taxes and benefits	$9	$142
Net working capital adjustment	1,904	1,904
Income taxes payable	1,698	1,695
Other accrued expenses	2,913	4,432
Deferred Cash Receipts	957	957

TOTAL CURRENT LIABILITIES	7,481	9,131

TOTAL LIABILITIES	$7,481	$9,131

NET ASSETS IN LIQUIDATION	$15,269	$25,706

*              Derived from audited information

The accompanying notes are an integral part of these statements.

Computer Horizons Corp and Subsidiaries
Consolidated Condensed Statement of Changes in Net Assets in Liquidation

 as of March 31, 2008 (Liquidation Basis)
($ in thousands)
(Unaudited)

Shareholder’ Equity at December 31, 2007	$25,706
Investment Income from January 1 through March 31, 2008	163
Surrender program payment - stock options	(250)
Second Liquidation Distribution	(10,150)
Adjustment to Liquidation Accruals	(200)
Net Assets in Liquidation March 31, 2008	$15,269

Computer Horizons Corp and Subsidiaries
Consolidated Condensed Statement of Operations and Comprehensive Income (Going Concern Basis)
($ in thousands except per share data)

For the period from January 1 to February 16, 2007
REVENUES:
Commercial	$24,995
Chimes	4,671

Total	29,666

COSTS AND EXPENSES:
Direct costs	23,086
Selling, general & administrative	10,761
Restructuring charges	14
Gain on sale of assets

Total Costs	33,861

INCOME/(LOSS) FROM OPERATIONS	(4,195)

OTHER INCOME/(EXPENSE):
Interest income	881
Interest expense	(1)

880

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,315)
GAIN/(LOSS) ON SALE	102,686

INCOME FROM EXTRAORDINARY ITEMS	102,686

INCOME (TAXES)/BENEFIT:	—

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$99,371

NET INCOME/(LOSS)	$99,371

EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS—BASIC	$2.94

EARNINGS/(LOSS) PER SHARE—BASIC	$—
EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS—DILUTED	$2.94

EARNINGS/(LOSS) PER SHARE—DILUTED	$2.94
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	33,837,284
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	$33,837,284

The accompanying notes are an integral part of these statements.

Computer Horizons Corp. and Subsidiaries
Consolidated Condensed Statement of Cash Flows (Going Concern Basis)
($ in thousands)
(Unaudited)

For the period from January 1 to February 16, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$99,371

Less: Gain on sale of Chimes and Commercial	102,625
Income/(Loss) from continuing operations	(3,254)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	(1)
Depreciation	234
Provision for bad debts	1,452
Restructure expense	14
FAS 123R Option Expense	(15)
Changes in assets and liabilities, net of acquisitions	(5,124)
NET CASH USED IN OPERATING ACTIVITIES	(6,692)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	104,657
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	97,965
CASH FLOWS FROM INVESTING ACTIVITIES
Sale/Purchase of furniture and equipment	1,527
NET CASH (USED IN) INVESTING ACTIVITIES	1,527
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	1,527
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	334

Stock issued on employee stock purchase plan	97
NET CASH PROVIDED BY FINANCING ACTIVITIES	431
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	99,923
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,790
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,713

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

The consolidated financial statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the year ended December 31, 2007. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted. The results for any interim period are not necessarily indicative of the results to be expected for a full year.

The consolidated financial statements for the period January 1, 2007 to February 16, 2007 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting effective February 17, 2007. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

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

Data for the statement of operations is not presented for 2008, because using the liquidation basis of accounting, net income/(loss) is no longer reported.

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

($ in thousands)	As Booked 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves	Activity to date	Balance at 3/31/08
Lease Obligation	$1,324		248	(1,545)	27
Legal Fees	450		2,000	(615)	1,835
Professional Fees, including insurance	2,037		3,080	(4,566)	551
Human Resources	3,480	1,188	1,388	(5,701)	355
Systems-related	819		(269)	(500)	50
Misc.	900	295	(310)	(790)	95

Total	$9,010	1,483	6,137 **	(13,717)	2,913

*      Accruals carry forward from operating period.

**    Adjustments to reserves totaled $6.1 million, and were primarily the result of revised estimates relating to the cost of professional services and human resource costs. (See “Sale of Commercial” and “Sale of Chimes” below, for a discussion of current legal proceedings.)

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

On April 17, 2007, TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems. The Company continues to believe that its estimate of approximately $1.9 million is accurate, and has disputed this claim. While some differences were resolved, there still remains a difference of $3.3 million between the Company’s estimate and that of TEKsystems. The principal item in dispute relates to the Company’s belief that Computer Horizons (Canada) Corp. (“Canada Sub”) has sufficient NOL’s to offset any income tax due on the Quebec tax receivable discussed below. Under the terms of the Commercial Services Asset Purchase Agreement, such disputed items are to be determined by an independent accounting firm and, on September 19, 2007 the Company, and on September 28, 2007 TEKsystems, submitted the disputed items to such independent accounting firm for determination. To date, TEKsystems has refused to proceed with such process to resolve these disputed items and this is now the subject of litigation between CHC and TEKsystems. For a more detailed description of this litigation, see Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. (“Canada Sub”) but, as noted above, specifically excluded a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivable”). During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately Canadian $4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately Canadian $4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately Canadian $114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US $4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the Commercial Services Asset Purchase Agreement, and $114 thousand for capital taxes. Under the terms of the Commercial Services Asset Purchase Agreement, TEKsystems has no right to offset any amounts due the Company and the aforementioned amount of $1.49 million is subject to dispute and has been submitted to an independent accounting firm for determination, although TEKsystems has refused to proceed with such process as mentioned above. The Company has recorded the $958 thousand as a deferred cash credit in the balance sheet. After demands to remit the $4.3 million were ignored, the Company, on October 19, 2007, filed a lawsuit against TEKsystems seeking damages for the failure of TEKsystems to remit the balance of the funds received by it with respect to the 2005 Quebec Tax Receivable and a declaration that TEKsystems must promptly remit to the Company upon receipt all funds received by it in the future in payment of the 2006 Quebec Tax Receivable. For a more detailed description of this litigation, see Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

On December 29, 2007, the Company filed an amended complaint in this action, adding a third claim, i.e., for judgment ordering TEK to cooperate promptly with the independent accounting firm in its determination of the disputed items in the calculation of Final Net Working Capital.

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

On February 27, 2008, the Company served a motion in this action to compel TEK to arbitrate the disputed matters in the calculation of Final Net Working Capital before the independent accounting firm and to compel TEK to cooperate promptly with the firm in its determination of the disputed matters. This motion was granted by the court’s order entered April 24, 2008, and such order also stayed the action, “pending the issuance of a written determination of Net Working Capital” by the independent accounting firm.

No discovery has yet been taken in this action.

The Company intends to prosecute its claims and defend against the counterclaims of TEK vigorously in this action.

On April 28, 2008, TEKsystems notified the Company that Canada Sub has received a payment from Revenu Quebec with respect to the 2006 Quebec Tax Receivable (See Note 11) of Canadian $5.6 million consisting of a calendar year 2006 credit of Canadian $5.6 million less a calendar year 2006 capital tax of Canadian $55 thousand (which was withheld by Revenu Quebec from the payment). In addition to the above payment, Canada Sub received a payment of interest on the 2006 credit of Canadian $7 thousand. Using the noon buying rate published by the Federal Reserve Bank of New York on April 28, 2008 (1.0158 Canadian $per U.S. $), the 2006 credit equates to US $5.5 million. TEKsystems remitted to the Company US $3.6 million, representing the 2006 credit plus US $7 thousand of interest received on the 2006 credit after conversion at the exchange rate, minus US $54 thousand for capital taxes assessed by Revenu Quebec with respect to 2006 after conversion at the exchange rate, and minus US $1.9 million for income taxes payable on the 2006 credit and on the related interest calculated utilizing the above-referenced exchange rate. Under the terms of the APA, TEKsystems has no right to offset any amounts due the Company.

For a more detailed description of this litigation, see Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

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

On July 23, 2007, counsel for Axium International, Inc. and Diversity MSP (collectively, “Axium”) submitted a letter to the Company on Axium’s behalf purporting to be a claim notice under the indemnification provisions of the Chimes Asset Purchase Agreement asserting losses and damages, including punitive damages, in unspecified amount as a result of allegedly “fraudulent conduct, intentional and willful and/or negligent misrepresentations, concealment and breach of representations, warranty, covenants and agreements contained in the [Chimes Asset Purchase] Agreement” by the Company, Chimes and certain of their officers and directors. Thereafter, on August 15, 2007, the Company received a summons and complaint in a lawsuit making similar allegations. On October 2, 2007, the Company and Chimes filed an answer denying the material allegations in the complaint and asserting certain affirmative defenses and the other defendants filed a motion to dismiss the complaint as to them. See Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings) for a description of that lawsuit and the Company’s response thereto.  On December 19, 2007, the Company announced that it had settled the litigation pending between it and Axium International. The lawsuit was discontinued without prejudice, the parties exchanged releases, and Computer Horizons made a payment to Diversity of $175,000.

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

2. Contingencies and Estimates

The Company will continue to incur costs through the liquidation. Note 1 sets forth the current (initial) estimate of these costs. The Company will evaluate the assumptions, judgments and estimates that can have a significant impact during liquidation and make changes accordingly. In addition, the following contingencies should be noted:

($ in thousands)
Sale of the Commercial Services Business Unit, maximum contingent liability under asset purchase agreement, upon assertion of a claim within nine months after the date of the agreement.	$10,000
Sale of the Commercial Services Business Unit, claim filed for Net Working Capital Adjustment as provided in asset purchase agreement, as adjusted, less $1.9 million accrual. (See the discussion regarding the claim notice sent by TEKsystems under “Sale of Commercial” in Note 1 above.)	$3,300

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

In addition, the Company is involved in litigation with TEKsystems, as described in Note 1 above and in Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

3. Liquidating Distributions

        On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders (and certain former option holders under the provisions of the surrender plan described below). The initial liquidating distribution represented a partial distribution to shareholders of the proceeds received by the Company from the sales of RGII, Chimes and the Commercial Services Business Unit. In determining the amount of the initial distribution, the Company considered wind-down and transition expenses and the exposure for contingent claims under the asset purchase agreements. The distribution was paid on March 27, 2007 to shareholders of record as of the close of business on March 16, 2007. The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the Plan of Liquidation. On December 19, 2007, the Board of Directors announced a second liquidating distribution of $.30 per share, or $10.2 million, to its common shareholders and certain former option holders under the provisions of the surrender program described below. This distribution was paid on February 11, 2008 to shareholders of record as of the close of business on January 15, 2008.

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

5. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect a significant impact on our consolidated financial statements of adopting SFAS No. 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of FAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect a significant impact on our consolidated financial statements of adopting SFAS No. 159.

6. Accounting for Stock-Based Compensation

Accounting for Stock-Based Compensation

        The Company accounts for Stock Based Compensation in accordance with Financial Accounting Standards Board Statement No. 123 (revised 2004) (“FAS 123R”)—“Share-Based Payments”.

        No changes occurred to the company’s outstanding stock options during the first quarter 2008. A summary of the status of all the Company’s stock option plans as of March 31, 2008 is presented below:

	Three months ended March 31, 2008
Options (Three Months)	Shares (000’s)	Weighted Average Exercise Price
Outstanding January 1, 2008	25	$3.31
Granted	0	$0.00
Exercised	0	$0.00
Canceled/forfeited/expired	0	$0.00
Outstanding March 31, 2008	25	$3.31

Options exercisable March 31, 2008	25	$3.31

Weighted average fair value of options granted during the three months ended March 31, 2008		$0.00

7. Cash

        On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders and certain former option holders under the provisions of the surrender plan described in Note 3. The distribution was payable March 27, 2007 to shareholders of record as of the close of business on March 16, 2007. The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the plan of liquidation and dissolution approved by the Company’s shareholders on February 14, 2007. On December 19, 2007, the Board of Directors announced a second liquidating distribution of $.30 per share to its common shareholders. This distribution was paid on February 11, 2008 to shareholders of record as of the close of business on January 15, 2008. The liquidating distributions represent partial distributions to shareholders of the proceeds received by the Company from the sale of its RGII Technologies subsidiary and substantially all of the non-cash assets of its Chimes, Inc. subsidiary and its Commercial division.

8. Asset-Based Lending Facility

        The Company’s credit facility with CIT was cancelled by the Company effective February 12, 2007. CIT held $100 thousand in escrow for 90 days after the effective date of cancellation. During the second quarter 2007, such funds were released from escrow and returned to the Company.

9. Income Taxes

        Similar to the prior year, the Company is not in a position to determine its projected annual effective tax rate. For the year ended December 31, 2008, the Company cannot estimate the rate due to the large net operating loss carryforward and corresponding valuation allowance.

        As mentioned, liquidation accounting was adopted as of February 17, 2007, and as the result of operational losses, there is no provision from continuing operations for 2007. The Company has accrued $627 thousand for state and local taxes and $1.3 million for federal alternative minimum taxes associated with the sale of operations as of December 31, 2007. As of the first quarter 2008, the Company did not accrue any tax due to the current period operations.

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

        The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued interest of approximately $30 thousand as of the first quarter 2008 for FIN48 related items.

10. Change of Control and other Special Charges and Contingency Payments

        The balance of the $2.3 million in change of control payments to employees was re-classed to the short-term liability section of the 2006 balance sheet due to the future liquidation of the Company. These liabilities were paid in full as of the end of the second quarter of 2007.

11. Refundable Income Tax

        The Quebec Government through Invest Quebec granted the Company’s Montreal Outsourcing Centre (“MOC”) a refundable tax credit on certain qualifying job positions in Information Technology. The outstanding receivables as of September 30, 2007 and 2006 include credits relating to 2005 and 2006. The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. (“Canada Sub”) but, as noted above, specifically excluded the refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivable”). During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately C$4.3 million with respect to the Quebec Tax Receivable for 2005, (representing approximately C$4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately C$114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million.    An additional US$665 thousand was booked during the third quarter of 2007 to recognize the increase in value of the 2005 tax credit due to the change in exchange rate since the Company’s last estimate of such value. On April 28, 2008, TEKsystems notified the Company that Canada Sub has received a payment from Revenu Quebec with respect to the 2006 Quebec Tax Receivable of approximately Canadian $5.6 million (representing approximately C$5.6 million in tax credit and interest less a deduction for associated capital taxes of approximately C $55 thousand). Using the noon buying rate published by the Federal Reserve Bank of New York on April 28, 2008 (1.0158 Canadian $per U.S. $), the 2006 credit equates to approximately US $5.5 million. (See “Sale of Commercial” in Note 1 above for an additional discussion of recent events surrounding the Quebec Tax Receivable for 2005 and 2006.).

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Period Ended March 31, 2008 and March 31, 2007

        The following detailed discussion and analysis of the financial condition and results of operations of Computer Horizons Corp. (the “Company”) should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements are subject to a number of risks and uncertainties, and there can be no assurance that the expectation reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s businesses; and risks associated with the liquidation and dissolution of the Company, including without limitation, settlement of the Company’s liabilities and obligations, costs incurred in connection with the carrying out of the plan of liquidation and dissolution, the amount of income earned on the Company’s cash and cash equivalents and short-term investments during the liquidation period, and the actual timing of liquidating distributions. All forward-looking statements included in this report are based on information available to the Company on the date hereof. The Company undertakes no obligation (and expressly disclaims any such obligation) to update forward-looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results would differ from those anticipated in such forward-looking statements.

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

        The Company had revenues for the period from January 1, 2007 through February 16, 2007 of $29.7 million. Using the liquidation basis of accounting, net income/(loss) is no longer reported.

        As of March 31, 2008, the Company had approximately $13.1 million in cash and cash equivalents and $15.3 million in working capital and no debt outstanding.

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

On April 17, 2007, TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems. The Company continues to believe that its estimate of approximately $1.9 million is accurate, and has disputed this claim. While some differences were resolved, there still remains a difference of $3.3 million between the Company’s estimate and that of TEKsystems. The principal item in dispute relates to the Company’s belief that Computer Horizons (Canada) Corp. (“Canada Sub”) has sufficient NOL’s to offset any income tax due on the Quebec tax receivable discussed below. Under the terms of the Commercial Services Asset Purchase Agreement, such disputed items are to be determined by an independent accounting firm and, on September 19, 2007 the Company, and on September 28, 2007 TEKsystems, submitted the disputed items to such independent accounting firm for determination. To date, TEKsystems has refused to proceed with such process to resolve these disputed items and this is now the subject of litigation between CHC and TEKsystems. For a more detailed description of this litigation, see Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. (“Canada Sub”) but, as noted above, specifically excluded a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivable”). During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately Canadian $4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately Canadian $4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately Canadian $114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US $4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the Commercial Services Asset Purchase Agreement, and $114 thousand for capital taxes. Under the terms of the Commercial Services Asset Purchase Agreement, TEKsystems has no right to offset any amounts due the Company and the aforementioned amount of $1.49 million is subject to dispute and has been submitted to an independent accounting firm for determination, although TEKsystems has refused to proceed with such process as mentioned above. The Company has recorded the $958 thousand as a deferred cash credit in the balance sheet. After demands to remit the $4.3 million were ignored, the Company, on October 19, 2007, filed a lawsuit against TEKsystems seeking damages for the failure of TEKsystems to remit the balance of the funds received by it with respect to the 2005 Quebec Tax Receivable and a declaration that TEKsystems must promptly remit to the Company upon receipt all funds received by it in the future in payment of the 2006 Quebec Tax Receivable. For a more detailed description of this litigation, see Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

On December 29, 2007, the Company filed an amended complaint in this action, adding a third claim, i.e., for judgment ordering TEK to cooperate promptly with the independent accounting firm in its determination of the disputed items in the calculation of Final Net Working Capital.

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

On February 27, 2008, the Company served a motion in this action to compel TEK to arbitrate the disputed matters in the calculation of Final Net Working Capital before the independent accounting firm and to compel TEK to cooperate promptly with the firm in its determination of the disputed matters. This motion was granted by the court’s order entered April 24, 2008, and such order also stayed the action, “pending the issuance of a written determination of Net Working Capital” by the independent accounting firm.

No discovery has yet been taken in this action.

The Company intends to prosecute its claims and defend against the counterclaims of TEK vigorously in this action.

On April 28, 2008, TEKsystems notified the Company that Canada Sub has received a payment from Revenu Quebec with respect to the 2006 Quebec Tax Receivable (See Note 11) of Canadian $5.6 million consisting of a calendar year 2006 credit of Canadian $5.6 million less a calendar year 2006 capital tax of Canadian $55 thousand (which was withheld by Revenu Quebec from the payment). In addition to the above payment, Canada Sub received a payment of interest on the 2006 credit of Canadian $7 thousand. Using the noon buying rate published by the Federal Reserve Bank of New York on April 28, 2008 (1.0158 Canadian $per U.S. $), the 2006 credit equates to US $5.5 million. TEKsystems remitted to the Company US $3.6 million, representing the 2006 credit plus US $7 thousand of interest received on the 2006 credit after conversion at the exchange rate, minus US $54 thousand for capital taxes assessed by Revenu Quebec with respect to 2006 after conversion at the exchange rate, and minus US $1.9 million for income taxes payable on the 2006 credit and on the related interest calculated utilizing the above-referenced exchange rate. Under the terms of the APA, TEKsystems has no right to offset any amounts due the Company.

For a more detailed description of this litigation, see Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

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

On July 23, 2007, counsel for Axium International, Inc. and Diversity MSP (collectively, “Axium”) submitted a letter to the Company on Axium’s behalf purporting to be a claim notice under the indemnification provisions of the Chimes Asset Purchase Agreement asserting losses and damages, including punitive damages, in unspecified amount as a result of allegedly “fraudulent conduct, intentional and willful and/or negligent misrepresentations, concealment and breach of representations, warranty, covenants and agreements contained in the [Chimes Asset Purchase] Agreement” by the Company, Chimes and certain of their officers and directors. Thereafter, on August 15, 2007, the Company received a summons and complaint in a lawsuit making similar allegations. On October 2, 2007, the Company and Chimes filed an answer denying the material allegations in the complaint and asserting certain affirmative defenses and the other defendants filed a motion to dismiss the complaint as to them. See Item 1 of Part II of this Quartterly Report on Form 10-Q (Legal Proceedings) for a description of that lawsuit and the Company’s response thereto. On December 19, 2007, the Company announced that it had settled the litigation pending between it and Axium International. The lawsuit was discontinued without prejudice, the parties exchanged releases, and Computer Horizons made a payment to Diversity of $175,000.

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

Liquidation Basis of Accounting

        The consolidated financial statements for the period January 1, 2007 to February 16, 2007 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders’ approval of the Plan, the Company adopted the liquidation basis of accounting effective February 17, 2007. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments to record assets at estimated net realizable value and liabilities at estimated settlement amounts.

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

Accrued Costs of Liquidation

        Upon conversion to the liquidation basis of accounting, the Company accrued for the known costs to be incurred in liquidation, and has made subsequent adjustments and payments against these accounts, as follows:

($ in thousands)	As Booked 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves	Activity to date	Balance at 3/31/08
Lease Obligation	$1,324		248	(1,545)	27
Legal Fees	450		2,000	(615)	1,835
Professional Fees, including insurance	2,037		3,080	(4,566)	551
Human Resources	3,480	1,188	1,388	(5,701)	355
Systems-related	819		(269)	(500)	50
Misc.	900	295	(310)	(790)	95

Total	$9,010	1,483	6,137 **	(13,717)	2,913

*     Accruals carry forward from operating period.

**   Adjustments to reserves totaled $6.1 million, and were primarily the result of revised estimates relating to the cost of professional services and human resource costs. (See “Sale of Commercial” and “Sale of Chimes” above, for a discussion of current legal proceedings.)

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

Results of Operations—Period from January 1, 2007 to February 16, 2007

        Revenues.     Consolidated revenues were $29.7 million in the period from January 1, 2007 to February 16, 2007. Revenue data is not presented for 2008, because using the liquidation basis of accounting, it is no longer reported.

        Direct Costs and Gross Margins.     Direct costs were $23.1 million in the period from January 1, 2007 to February 16, 2007. Gross margin, revenues less direct costs, was $6.6 million, or 22.2% in the period from January 1, 2007 to February 16, 2007. Due to the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are no longer reported.

        Costs and Expenses.     Selling, general and administrative expenses were $10.8 million in the period from January 1, 2007 to February 16, 2007. As a percentage of revenue, the Company’s SG&A expenses were 36.3% in the period from January 1, 2007 to February 16, 2007. Due to the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are no longer reported.

        Income / (Loss) from Continuing Operations.     The Company’s net loss from continuing operations totaled $(4.2) million in the period from January 1, 2007 to February 16, 2007. Due to the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are no longer reported.

        Other Income/(Expense).     Other income (primarily net interest income) totaled approximately $880 thousand in the period from January 1, 2007 to February 16, 2007. Due to the adoption of the liquidation basis of accounting effective February 17, 2007, these numbers are no longer reported.

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

Liquidity and Capital Resources

        On February 16, 2007, cash was received in the amount of $80 million for the sale of Chimes and $57 million for the sale of the Commercial Business Services Unit. On March 5, 2007, the Company announced that its Board of Directors had declared an initial liquidating distribution of $4.00 per share, or $135.3 million, to its common shareholders (and certain former option holders under the provisions of the surrender plan described above). The initial liquidating distribution represented a partial distribution to shareholders of the proceeds received by the Company from the sales of RGII, Chimes and the Commercial Services Business Unit. In determining the amount of the initial distribution, the Company considered wind-down and transition expenses and the exposure for contingent claims under the asset purchase agreements. The distribution was paid on March 27, 2007 to shareholders of record as of the close of business on March 16, 2007. The initial liquidating distribution was the first of what is expected to be a series of liquidating distributions pursuant to the Plan of Liquidation. On December 19, 2007, the Board of Directors announced a second liquidating distribution of $.30 per share, or $10.2 million, to its common shareholders and certain option holders under the provisions of the surrender plan described above. This distribution was paid on February 11, 2008 to shareholders of record as of the close of business on January 15, 2008.

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

        As of March 31, 2008, the Company had approximately $15.3 million in working capital, of which $13.1 million was cash and cash equivalents.

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect a significant impact on our consolidated financial statements of adopting SFAS No. 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of FAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect a significant impact on our consolidated financial statements of adopting SFAS No. 159.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Company does not ordinarily hold market risk sensitive instruments for trading purposes. However, the Company does recognize market risk from interest rate changes. The Company has financial instruments that are subject to interest rate risk. However, at March 31, 2008, the Company was debt-free. Historically, the Company has not experienced material gains or losses due to interest rate changes. However, a reduction in interest rates would reduce the interest income received by the Company on the cash and cash equivalents it holds.

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

PART II—Other Information

Item 1. Legal Proceedings.

The Company is, or was, a party to the following lawsuits, each arising out of the Asset Sales.

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

Computer Horizons Corp.v. TEKsystems, Inc. (United States District Court, District of Maryland, Case No.: 1:07-CV- 02849 WMN)

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

During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately Canadian $4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately Canadian $4.4 million in tax credit and interest less a deduction for capital taxes of approximately Canadian $114 thousand). Using the exchange rate between theCanadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US $4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the APA, and $114 thousand for capital taxes. Under the terms of the APA, TEKsystems has no right to offset any amounts due the Company. The Company has recorded the $958 thousand as a deferred cash credit in the balance sheet as of September 30,  2007. After demands to remit the $4.3 million were ignored, on October 19, 2007, the Company commenced this action against TEK, seeking damages for the failure of TEK to remit the full amount of the Quebec Tax Receivable for 2005 to the Company, and a declaration that TEK must remit to the Company the full amount of the Quebec Tax Receivable for 2006 to be received by Canada Sub from Revenu Quebec promptly upon such receipt.

On April 28, 2008, TEKsystems notified the Company that Canada Sub has received a payment from Revenu Quebec with respect to the 2006 Quebec Tax Receivable of Canadian $5,578,733 consisting of a calendar year 2006 credit of Canadian $5,633,706 less a calendar year 2006 capital tax of Canadian $54,973 (which was withheld by Revenu Quebec from the payment).  In addition to the above payment, Canada Sub received a payment of interest on the 2006 credit of Canadian $7,112.67.  Using the noon buying rate published by the Federal Reserve Bank of New York on April 28, 2008 (1.0158 Canadian $ per U.S. $), the 2006 credit equates to US $5,546,077.97.  TEKsystems remitted to the Company US $3,624,908.63, representing the 2006 credit plus US $7,002.04 of interest received on the 2006 credit after conversion at the exchange rate, minus US $54,117.94 for capital taxes assessed by Revenu Quebec with respect to 2006 after conversion at the exchange rate, and minus US $1,874,053.44 for income taxes payable on the 2006 credit and on the related interest calculated utilizing the above-referenced exchange rate.  Under the terms of the APA, TEKsystems has no right to offset any amounts due the Company.

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

On February 27, 2008, the Company served a motion in this action to compel TEK to arbitrate the disputed matters in the calculation of Final Net Working Capital before the independent accounting firm and to compel TEK to cooperate promptly with the firm in its determination of the disputed matters. This motion was granted by the court’s order entered April 24, 2008, and such order also stayed the action, “pending the issuance of a written determination of Net Working Capital” by the independent accounting firm.

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

On February 27, 2008, the Company filed its answer to the complaint in this action, denying the substantive allegations of the complaint.

On February 27, 2008, the Company filed a motion in this action to stay proceedings on Canada Sub’s first two claims in its complaint, i.e., (1) for the amounts of the taxes allegedly owed for the receipt of the Quebec Tax

Receivable for 2005 and allegedly will be owed upon and for Canada Sub’s future receipt of the Quebec Tax Receivable for 2006 and (2) for the amounts of the purported Canadian provincial capital taxes owed for 2005, 2006, and the period January 1, 2007 through February 16, 2007, pending completion of the arbitration between TEK and the Company before the independent accounting firm. This motion was in substance granted by the order entered April 24, 2008, mentioned above, in which the court stayed the consolidated action (i.e., the action brought by Canada Sub against the Company in the United States District Court for the District of Maryland), “pending the issuance of a written determination of “Net Working Capital” by the independent accounting firm.

By stipulations between counsel for the parties in this action and the above described action commenced by the Company in the District of Maryland and order of the Court dated February 27, 2008, the two actions in the District of Maryland were consolidated.

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

The Company has indemnification obligations under each of the Chimes Asset Purchase Agreement and the Commercial Services Asset Purchase Agreement

Under the Chimes Asset Purchase Agreement, the Company has agreed to indemnify Axium, Diversity MSP and their affiliates and other related parties for, among other things, any losses incurred by them arising out of the Company’s breach of the Chimes Asset Purchase Agreement, subject to certain dollar and time limitations.

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

If the Company’s contingent reserves are insufficient to satisfy its liabilities, creditors could assert claims against the Company seeking to prevent distributions or against the Company’s shareholders to the extent of distributions received.

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

Item 6.    Exhibits

Exhibits
*31.1 —	CEO Certification required by Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934.
*31.2 —	CFO Certification required by Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934.
*32.1 —	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2 —	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE: May 9, 2008	/s/ DENNIS CONROY
Dennis Conroy,
President and CEO
(Principal Executive Officer)

DATE: May 9, 2008	/s/ BARBARA RODRIGUEZ
Barbara Rodriguez,
Chief Financial Officer
(Principal Financial and Accounting Officer)