Form 10-Q
period 2008-06-30
COMPUTER HORIZONS CORP
filed 2008-08-14
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller Reporting Company  ☒

                                                                            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒        No ☐

As of August 1, 2008 the issuer had 33,837,284 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

PART I. Financial Information

Item 1.

Computer Horizons Corp and Subsidiaries
Consolidated Condensed Statements of Net Assets as of June 30, 2008

and December 31, 2007 (Liquidation Basis)

($ in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,758	$25,182
Refundable tax credit	9,627	9,627
Prepaid expenses and other	25	24

TOTAL CURRENT ASSETS	25,410	34,833

TOTAL PROPERTY AND EQUIPMENT, NET	4	4

TOTAL ASSETS	$25,414	$34,837

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued payroll, payroll taxes and benefits	$11	$142

Net working capital adjustment	1,904	1,904
Income taxes payable	1,687	1,695
Other accrued expenses	2,470	4,432
Deferred Cash Receipts	4,583	957

TOTAL CURRENT LIABILITIES	10,655	9,131

TOTAL LIABILITIES	$10,655	$9,131

NET ASSETS IN LIQUIDATION	$14,759	$25,706

*              Derived from audited information

The accompanying notes are an integral part of these statements.

Computer Horizons Corp and Subsidiaries
Consolidated Condensed Statement of Changes in Net Assets in Liquidation

 as of June 30, 2008 (Liquidation Basis)
($ in thousands)
(Unaudited)

Shareholder’ Equity at December 31, 2007	$25,706
Investment Income from January 1 through March 31, 2008	163
Surrender program payment - stock options	(250)
Second Liquidation Distribution	(10,150)
Adjustment to Liquidation Accruals	(200)
Net Assets in Liquidation March 31, 2008	$15,269
Investment Income from March 1 through June 30, 2008	98
Adjustment to Liquidation Accruals	(608)
Net Assets in Liquidation June 30, 2008	$14,759

Computer Horizons Corp and Subsidiaries
Consolidated Condensed Statement of Operations and Comprehensive Income (Going Concern Basis)
($ in thousands except per share data)

For the period from January 1 to February 16, 2007
REVENUES:
Commercial	$24,995
Chimes	4,671

Total	29,666

COSTS AND EXPENSES:
Direct costs	23,086
Selling, general & administrative	10,761
Restructuring charges	14

Total Costs	33,861

INCOME/(LOSS) FROM OPERATIONS	(4,195)

OTHER INCOME/(EXPENSE):
Interest income	881
Interest expense	(1)

880

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,315)
GAIN/(LOSS) ON SALE	102,686

INCOME FROM EXTRAORDINARY ITEMS	102,686

INCOME (TAXES)/BENEFIT:	—

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$99,371

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	$

NET INCOME/(LOSS)	$99,371

EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS—BASIC	$2.94

EARNINGS/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS—BASIC	$—

EARNINGS/(LOSS) PER SHARE—BASIC	$—
EARNINGS/(LOSS) PER SHARE FROM CONTINUING OPERATIONS—DILUTED	$2.94

EARNINGS/(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS—DILUTED	$—

EARNINGS/(LOSS) PER SHARE—DILUTED	$2.94
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	33,837,284

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	33,837,284

The accompanying notes are an integral part of these statements.

Computer Horizons Corp. and Subsidiaries
Consolidated Condensed Statement of Cash Flows (Going Concern Basis)
($ in thousands)
(Unaudited)

For the period from January 1 to February 16, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$99,371

Less: Income/(Loss) from discontinued operations	—

Less: Gain on sale of Chimes and Commercial	102,625
Income/(Loss) from continuing operations	(3,254)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred taxes	(1)
Depreciation	234
Provision for bad debts	1,452
Restructure expense	14
FAS 123R Option Expense	(15)

Changes in assets and liabilities, net of acquisitions	(5,124)
NET CASH USED IN OPERATING ACTIVITIES	(6,692)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	104,657
NET CASH PROVIDED BY OPERATING ACTIVITIES	97,965
CASH FLOWS FROM INVESTING ACTIVITIES
Sale/Purchase of furniture and equipment	1,527
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,527
NET CASH PROVIDED BY/(USED IN) DISCONTINUED OPERATIONS	—
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	1,527
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	334

Stock issued on employee stock purchase plan	97
NET CASH PROVIDED BY FINANCING ACTIVITIES	431
NET INCREASE IN CASH AND CASH EQUIVALENTS	99,923
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,790
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,713

The accompanying notes are an integral part of these statements.

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

At a Special Meeting held on February 14, 2007, the shareholders of Computer Horizons Corp (“CHC” or the “Company”) approved the sales of the Company’s Chimes, Inc. subsidiary to an affiliate of Axium International and the Company’s Commercial Division to an affiliate of Allegis Group (the “Asset Sales”). At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company. The Company began implementing the complete liquidation and dissolution of the Company after both the Chimes and Commercial Asset Sales were completed on February 16, 2007. On March 5, 2007, the Company announced that its Board of Directors declared an initial liquidating distribution of $4.00 per share to its common shareholders. This distribution was paid March 27, 2007 to shareholders of record as of the close of business on March 16, 2007. This initial liquidating distribution was the first in what is expected to be a series of liquidating distributions pursuant to the plan of complete liquidation and dissolution approved by the Company’s shareholders on February 14, 2007. On December 19, 2007, the Board of Directors announced a second liquidating distribution of $.30 per share to its common shareholders. This distribution was paid on February 11, 2008 to shareholders of record as of the close of business on January 15, 2008. The aggregate amount of distributions to our shareholders is expected to be in the range of $4.68 to $4.78 per share of Common Stock. The actual amount and timing of future liquidating distributions cannot be predicted at this time and will depend upon a variety of factors, including, but not limited to, the ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s plan of complete liquidation and dissolution, including administrative costs during the liquidation period.

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

Accrued Cost of Liquidation

Upon conversion to the liquidation basis of accounting, the Company accrued for the known costs to be incurred in liquidation, and has made subsequent adjustments and payments against these accounts, as follows:

($ in thousands)	As Booked 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves	Activity to date	Balance at 6/30/08
Lease Obligation	$1,324		248	(1,560)	12
Legal Fees	450		2,429	(1,208)	1,671
Professional Fees, including insurance	2,037		3,080	(4,663)	454
Human Resources	3,480	1,188	1,567	(6,004)	231
Systems-related	819		(269)	(507)	43
Misc.	900	295	(310)	(826)	59

Total	$9,010	1,483	6,745 **	(14,768)	2,470

*       Accruals carry forward from operating period.

**     Adjustments to reserves totaled $6.7 million, and were primarily the result of revised estimates relating to the cost of professional services and human resource costs. (See “Sale of Commercial” and “Sale of Chimes” below, for a discussion of current legal proceedings.)

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

On April 17, 2007, TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems. The Company continues to believe that its estimate of approximately $1.9 million is accurate, and has disputed this claim. While some differences were resolved, there still remains a difference of $3.3 million between the Company’s estimate and that of TEKsystems. The principal item in dispute relates to the Company’s belief that Computer Horizons (Canada) Corp. (“Canada Sub”) has sufficient NOL’s to offset any income tax due on the Quebec tax receivable discussed below.  Under the terms of the Commercial Services Asset Purchase Agreement, such disputed items are to be determined by an independent accounting firm and, on September 19, 2007 the Company, and on September 28, 2007 TEKsystems, submitted the disputed items to such independent accounting firm for determination. However, TEKsystems refused to proceed with such process to resolve these disputed items and, as noted below, in a litigation between CHC and TEKsystems the court ordered TEKsystems to arbitrate the disputed items before the independent accounting firm. For a more detailed description of this litigation, see Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. (“Canada Sub”) but, as noted above, specifically excluded a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivable”). During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately Canadian $4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately Canadian $4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately Canadian $114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US $4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the Commercial Services Asset Purchase Agreement, and $114 thousand for capital taxes. Under the terms of the Commercial Services Asset Purchase Agreement, TEKsystems has no right to offset any amounts due the Company and the aforementioned amount of $1.49 million is subject to dispute and has been submitted to an independent accounting firm for determination as mentioned above. The Company has recorded the $958 thousand as a deferred cash credit in the balance sheet. After demands to remit the $4.3 million were ignored, the Company, on October 19, 2007, filed a lawsuit against TEKsystems seeking damages for the failure of TEKsystems to remit the balance of the funds received by it with respect to the 2005 Quebec Tax Receivable and a declaration that  TEKsystems must promptly remit to the Company upon receipt all funds received by it in the future in payment of the 2006 Quebec Tax Receivable. For a more detailed description of this litigation, see Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

On December 29, 2007, the Company filed an amended complaint in this action, adding a third claim, i.e., for judgment ordering TEK to cooperate promptly with the independent accounting firm in its determination of the disputed items in the calculation of Final Net Working Capital.

By answer filed January 14, 2008, TEK denied any liability under the three claims in the Company’s amended complaint and alleged four counterclaims against the Company for its purported breaches of warranties and representations in the Asset Purchase Agreement (“APA”), including two counterclaims demanding a declaration that the Company must indemnify TEK for legal fees and any judgment against TEK should it be sued as a successor to the Company by plaintiffs that have brought actions against the Company, a counterclaim for a declaration that the Company must indemnify TEK in the event it is held to owe any taxes by reason of a notice sent by an employee of the Company to taxing authorities, and a counterclaim for the purported legal fees incurred by TEK and the amount by which it allegedly reduced a receivable in settling a dispute with the Iowa Health Systems, Inc. (“IHS”) over the receivable that IHS owed.  The counterclaims seek to have the court impose a constructive trust over the Company’s assets to remedy the alleged breaches of the APA by the Company. By reply filed February 27, 2008, the Company denied the substantive allegations contained in the counterclaims.

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

On April 28, 2008, TEKsystems notified the Company that Canada Sub has received a payment from Revenu Quebec with respect to the 2006 Quebec Tax Receivable (See Note 11) of Canadian $5.6 million consisting of a calendar year 2006 credit of Canadian $5.6 million less a calendar year 2006 capital tax of Canadian $55 thousand (which was withheld by Revenu Quebec from the payment).  In addition to the above payment, Canada Sub received a payment of interest on the 2006 credit of Canadian $7 thousand.  Using the noon buying rate published by the Federal Reserve Bank of New York on April 28, 2008 (1.0158 Canadian $ per U.S. $), the 2006 credit equates to US $5.5 million.  TEKsystems remitted to the Company US $3.6 million, representing the 2006 credit plus US $7 thousand of interest received on the 2006 credit after conversion at the exchange rate, minus US $54 thousand for capital taxes assessed by Revenu Quebec with respect to 2006 after conversion at the exchange rate, and minus US $1.9 million for income taxes payable on the 2006 credit and on the related interest calculated utilizing the above-referenced exchange rate.  Under the terms of the APA, TEKsystems has no right to offset any amounts due the Company.  The Company has recorded the $3.6 million as a deferred cash credit in the balance sheet.

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

On July 23, 2007, counsel for Axium International, Inc. and Diversity MSP (collectively, “Axium”) submitted a letter to the Company on Axium’s behalf purporting to be a claim notice under the indemnification provisions of the Chimes Asset Purchase Agreement asserting losses and damages, including punitive damages, in unspecified amount as a result of allegedly “fraudulent conduct, intentional and willful and/or negligent misrepresentations, concealment and breach of representations, warranty, covenants and agreements contained in the Chimes Asset Purchase Agreement by the Company, Chimes and certain of their officers and directors. Thereafter, on August 15, 2007, the Company received a summons and complaint in a lawsuit making similar allegations.  On October 2, 2007, the Company and Chimes filed an answer denying the material allegations in the complaint and asserting certain affirmative defenses and the other defendants filed a motion to dismiss the complaint as to them. See Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings) for a description of that lawsuit and the Company’s response thereto.   On December 19, 2007, the Company announced that it had settled the litigation pending between it and Axium International. The lawsuit was discontinued without prejudice, the parties exchanged releases, and Computer Horizons made a payment to Diversity of $175,000.

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

No changes occurred to the company’s outstanding stock options during the second quarter 2008. A summary of the status of all the Company’s stock option plans as of June 30, 2008 is presented below:

	Three months ended June 30, 2008
Options (Three Months)	Shares (000’s)	Weighted Average Exercise Price
Outstanding January 1, 2008	25	$3.31
Granted	0	$0.00
Exercised	0	$0.00
Canceled/forfeited/expired	0	$0.00
Outstanding June 30, 2008	25	$3.31

Options exercisable June 30, 2008	25	$3.31

Weighted average fair value of options granted during the three months ended June 30, 2008		$0.00

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

As mentioned, liquidation accounting was adopted as of February 17, 2007, and as the result of operational losses, there is no provision from continuing operations for 2007.  As of the second quarter 2008, the Company did not accrue any tax due to the results from operations.  The liability recorded on the balance sheet as of the second quarter 2008 primarily reflects the Company’s FIN 48 reserve offset by other tax amounts.

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

Financial Accounting Standard 48—Accounting for Uncertainty in Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. Including the cumulative effect for the adoption of FIN 48, at the beginning of 2007, the Company had approximately $1.3 million of total gross unrecognized tax benefits for federal and state purposes. The Income Taxes Payable balance at 6/30/08 primarily represents the total federal and state gross unrecognized tax benefits of $1.3 million plus applicable interest and penalties of $500 thousand.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state, local and foreign income tax matters have been concluded for years through 2001. There are no material audits in process at this time.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued interest of approximately $60 thousand as of the second quarter 2008 for FIN48 related items.

10. Refundable Income Tax

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

For the Period Ended June 30, 2008 and June 30, 2007

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

As of June 30, 2008, the Company had approximately $15.8 million in cash and cash equivalents and $14.8 million in working capital and no debt outstanding.

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

On April 17, 2007, TEKsystems submitted their revised calculation of the net working capital adjustment, asserting a claim for $6 million payable to TEKsystems. The Company continues to believe that its estimate of approximately $1.9 million is accurate, and has disputed this claim. While some differences were resolved, there still remains a difference of $3.3 million between the Company’s estimate and that of TEKsystems. The principal item in dispute relates to the Company’s belief that Computer Horizons (Canada) Corp. (“Canada Sub”) has sufficient NOL’s to offset any income tax due on the Quebec tax receivable discussed below.  Under the terms of the Commercial Services Asset Purchase Agreement, such disputed items are to be determined by an independent accounting firm and, on September 19, 2007 the Company, and on September 28, 2007 TEKsystems, submitted the disputed items to such independent accounting firm for determination. However, TEKsystems refused to proceed with such process to resolve these disputed items, as noted below, in a litigation between CHC and TEKsystems the court ordered TEKsystems to arbitrate the disputed items before the independent accounting firm. For a more detailed description of this litigation, see Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

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

On April 28, 2008, TEKsystems notified the Company that Canada Sub has received a payment from Revenu Quebec with respect to the 2006 Quebec Tax Receivable (See Note 11) of Canadian $5.6 million consisting of a calendar year 2006 credit of Canadian $5.6 million less a calendar year 2006 capital tax of Canadian $55 thousand (which was withheld by Revenu Quebec from the payment).  In addition to the above payment, Canada Sub received a payment of interest on the 2006 credit of Canadian $7 thousand.  Using the noon buying rate published by the Federal Reserve Bank of New York on April 28, 2008 (1.0158 Canadian $ per U.S. $), the 2006 credit equates to US $5.5 million.  TEKsystems remitted to the Company US $3.6 million, representing the 2006 credit plus US $7 thousand of interest received on the 2006 credit after conversion at the exchange rate, minus US $54 thousand for capital taxes assessed by Revenu Quebec with respect to 2006 after conversion at the exchange rate, and minus US $1.9 million for income taxes payable on the 2006 credit and on the related interest calculated utilizing the above-referenced exchange rate.  Under the terms of the APA, TEKsystems has no right to offset any amounts due the Company. The Company has recorded the $3.6 million as a deferred cash credit in the balance sheet.

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

Accrued Costs of Liquidation

Upon conversion to the liquidation basis of accounting, the Company accrued for the known costs to be incurred in liquidation, and has made subsequent adjustments and payments against these accounts, as follows:

($ in thousands)	As Booked 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves	Activity to date	Balance at 6/30/08
Lease Obligation	$1,324		248	(1,560)	12
Legal Fees	450		2,429	(1,208)	1,671
Professional Fees, including insurance	2,037		3,080	(4,663)	454
Human Resources	3,480	1,188	1,567	(6,004)	231
Systems-related	819		(269)	(507)	43
Misc.	900	295	(310)	(826)	59

Total	$9,010	1,483	6,745 **	(14,768)	2,470

*       Accruals carry forward from operating period.

**     Adjustments to reserves totaled $6.7 million, and were primarily the result of revised estimates relating to the cost of professional services and human resource costs. (See “Sale of Commercial” and “Sale of Chimes” above, for a discussion of current legal proceedings.)

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

As of June 30, 2008, the Company had approximately $14.8 million in working capital, of which $15.8 million was cash and cash equivalents.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. However, the Company does recognize market risk from interest rate changes. The Company has financial instruments that are subject to interest rate risk. However, at June 30, 2008, the Company was debt-free. Historically, the Company has not experienced material gains or losses due to interest rate changes. However, a reduction in interest rates would reduce the interest income received by the Company on the cash and cash equivalents it holds.

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

Computer Horizons Corp. v TEKsystems, Inc. (United States District Court, District of Maryland, Case No.: 1:07-CV- 02849 WMN)

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

On April 28, 2008, TEKsystems notified the Company that Canada Sub has received a payment from Revenu Quebec with respect to the 2006 Quebec Tax Receivable of Canadian $5.6 million consisting of a calendar year 2006 credit of Canadian $5.6 million less a calendar year 2006 capital tax of Canadian $55 thousand (which was withheld by Revenu Quebec from the payment).  In addition to the above payment, Canada Sub received a payment of interest on the 2006 credit of Canadian $7 thousand.  Using the noon buying rate published by the Federal Reserve Bank of New York on April 28, 2008 (1.0158 Canadian $ per U.S. $), the 2006 credit equates to US $5.5million.  TEKsystems remitted to the Company US $3.6 million representing the 2006 credit plus US $7 thousand of interest received on the 2006 credit after conversion at the exchange rate, minus US $55 thousand for capital taxes assessed by Revenu Quebec with respect to 2006 after conversion at the exchange rate, and minus US $1.9 million for income taxes payable on the 2006 credit and on the related interest calculated utilizing the above-referenced exchange rate.  Under the terms of the APA, TEKsystems has no right to offset any amounts due the Company.

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

COMPUTER HORIZONS CORP.
(Registrant)

DATE: August 14, 2008	/s/ DENNIS CONROY
Dennis Conroy, President and CEO (Principal Executive Officer)

DATE: August 14, 2008	/s/ BARBARA RODRIGUEZ
Barbara Rodriguez, Chief Financial Officer (Principal Financial and Accounting Officer)