Form 10-Q
period 2008-09-30
COMPUTER HORIZONS CORP
filed 2008-11-13
CIK 23019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 1, 2008 the issuer had 33,837,284 shares of common stock outstanding.

COMPUTER HORIZONS CORP. AND SUBSIDIARIES

PART I. Financial Information

Item 1.

Computer Horizons Corp and Subsidiaries
Consolidated Condensed Statements of Net Assets in Liquidation as of September 30, 2008

and December 31, 2007 (Liquidation Basis)

($ in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,971	$25,182
Refundable tax credit	—	9,627

Due from Teksystems	481
Federal tax receivable	508
State tax receivable	909

Prepaid expenses and other	24	24
TOTAL CURRENT ASSETS	16,893	34,833

TOTAL PROPERTY AND EQUIPMENT, NET	4	4

TOTAL ASSETS	$16,897	$34,837

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable, accrued payroll, payroll taxes and benefits	$23	$142

Net working capital adjustment	—	1,904
Income taxes payable	1,859	1,695
Other accrued expenses	1,925	4,432
Deferred cash receipts	—	957

TOTAL CURRENT LIABILITIES	3,807	9,131

TOTAL LIABILITIES	$3,807	$9,131

NET ASSETS IN LIQUIDATION	$13,090	$25,706

*                                         Derived from audited information

The accompanying notes are an integral part of these statements.

Computer Horizons Corp and Subsidiaries
Consolidated Condensed Statement of Changes in Net Assets in Liquidation

 as of September 30, 2008 (Liquidation Basis)
($ in thousands)
(Unaudited)

Shareholder’ Equity at December 31, 2007	$25,706
Investment Income from January 1 through March 31, 2008	163
Surrender program payment - stock options	(250)
Second Liquidation Distribution	(10,150)
Adjustment to Liquidation Accruals	(200)
Net Assets in Liquidation March 31, 2008	$15,269
Investment Income from March 1 through June 30, 2008	98
Adjustment to Liquidation Accruals	(608)

Net Assets in Liquidation June 30, 2008	$14,759

Investment Income from July 1 through September 30, 2008	66
Settlement of TEKSystems litigation	(2,660)
Adjustment to Tax Accruals for over/under accrual of federal and state taxes	1,244
Adjustment to Liquidation Accruals	(319)
Net Assets in Liquidation September 30, 2008	$13,090

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

COMPUTER HORIZONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

At a Special Meeting held on February 14, 2007, the shareholders of Computer Horizons Corp (“CHC” or the “Company”) approved the sales of the Company’s Chimes, Inc. subsidiary to an affiliate of Axium International and the Company’s Commercial Division to an affiliate of Allegis Group (the “Asset Sales”). At the Special Meeting, the shareholders of the Company also approved a proposed plan of complete liquidation and dissolution of the Company. The Company began implementing the complete liquidation and dissolution of the Company after both the Chimes and Commercial Asset Sales were completed on February 16, 2007. On March 5, 2007, the Company announced that its Board of Directors declared an initial liquidating distribution of $4.00 per share to its common shareholders. This distribution was paid March 27, 2007 to shareholders of record as of the close of business on March 16, 2007. This initial liquidating distribution was the first in what is expected to be a series of liquidating distributions pursuant to the plan of complete liquidation and dissolution approved by the Company’s shareholders on February 14, 2007. On December 19, 2007, the Board of Directors announced a second liquidating distribution of $.30 per share to its common shareholders. This distribution was paid on February 11, 2008 to shareholders of record as of the close of business on January 15, 2008. The aggregate amount of distributions to our shareholders is now expected to be in the range of $4.63 to $4.70 per share of Common Stock. The actual amount and timing of future liquidating distributions cannot be predicted at this time and will depend upon a variety of factors, including, but not limited to, the ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s plan of complete liquidation and dissolution, including administrative costs during the liquidation period.

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

Accrued Cost of Liquidation

Upon conversion to the liquidation basis of accounting, the Company accrued for the known costs to be incurred in liquidation, and has made subsequent adjustments and payments against these accounts, as follows:

($ in thousands)	As Booked 2/17/2007	Recorded prior to 2/17/2007*	Adjustments to reserves	Activity to date	Balance at 9/30/2008
Lease Obligation	$1,324		290	(1,569)	45
Legal Fees	450		2,593	(1,882)	1,161
Professional Fees, including insurance	2,037		3,012	(4,609)	440
Human Resources	3,480	1,188	1,763	(6,216)	215
Systems-related	819		(285)	(511)	23
Misc.	900	295	(310)	(844)	41

Total	$9,010	1,483	7,063 **	(15,631)**	1,925

*                 Accruals carry forward from operating period.

**          Adjustments to reserves totaled $7.1 million, and were primarily the result of revised estimates relating to the cost of professional services and human resource costs. (See “Sale of Commercial” and “Sale of Chimes” below, for a discussion of current legal proceedings.)  Activity to date represents actual costs incurred from February 17, 2007 to the present period.

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

Sale of RGII

On September 29, 2006, the Company sold its subsidiary, RGII Technologies, Inc., to Netstar-1, Inc. for $15.3 million in cash less a net asset adjustment of $215 thousand.  In connection with the sale, CHC retained all cash and cash equivalents of RGII, in the amount of $6.3 million.  The sale of RGII resulted in a net book loss on disposal of $4.8 million, including approximately $969 thousand in transaction costs as reported September 30, 2006.

Sale of Commercial

On February 16, 2007, the Company sold to TEKsystems, Inc. (“TEKsystems”), an affiliate of Allegis Group, Inc., all of the assets of its Commercial Services Business (as defined in the asset purchase agreement for the sale (the “Commercial Services APA”)), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment to be based on the Final Net Working Capital of the Company as of the date of sale as finally determined (the “Commercial Services Asset Sale”).  Among the assets not included in the Commercial Services Asset Sale were refundable Province of Quebec tax credits (the “Quebec Tax Receivables”) for 2005 and 2006, owing to the Canadian subsidiary of the Company the stock of which was included in the sale, estimated at approximately $9.6 million, and the unit’s operating cash as of the date of the sale.

Subsequent to closing of the Commercial Services Asset Sale, disputes arose between the Company and TEKsystems over the amount of the Final Net Working Capital and related purchase price adjustment, and the actions of TEKsystems in failing to remit to the Company the full amount of the Quebec Tax Receivables that were received by the Canadian subsidiary and, instead, deducting Canadian taxes asserted to relate to receipt of the Quebec Tax Receivables and remitting only the balance.  TEKsystems also asserted claims for indemnification against the Company under the Commercial Services APA.  As previously reported and described in more detail in Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings), litigation commenced between the parties and was stayed pending determination of the amount of Final Net Working Capital by an independent accounting firm pursuant provisions of the Commercial Services APA.

Disposition of TEKsystems Matters

By letter dated September 30, 2008, the independent accounting firm (1) rendered its decision on the disputed matters submitted to it as described above, determining that the amount of Final Net Working Capital is approximately $23,114,000 or approximately $1,886,000 less than the targeted amount, and (2) also expressed its opinion that TEKsystems was entitled to deduct from the Quebec Tax Receivables for 2005 and 2006 received by it approximately $3,054,000 of what the independent accounting firm deemed to be Canadian taxes attributable to the receipt of that refund by TEKsystems and that, after taking into account the deduction of those Canadian taxes and the amount of the Final Net Working Capital as determined by the independent accounting firm and the prior payments made by TEKsystems to the Company, TEKsystems owed the Company a total of approximately $481,000.  TEKsystems paid the approximately $481,000 to the Company on October 7, 2008.

Based on the independent accounting firm’s determination and opinion and the payment by TEKsystems of the $481,000 referred to above, the Company and TEKsystems have agreed in principle to settle the litigation referred to above for no additional payment by either party to the other, the agreement by TEKsystems to bear the expense of certain charges by the independent accounting firm in the amount of approximately $10,000 and each party’s release of the other from any and all liability, obligations and claims either party may have against the other (including the indemnification claims asserted by TEKsystems against the Company) arising out of the Commercial Services APA.

As a result of the settlement described above, in the third quarter of 2008, the Company recorded the disposition of the refundable income tax credit, the deferred cash receipts, and the Net Working Capital adjustment.  The net result was a $2.7 million dollar reduction in Net Assets in Liquidation.  Based on this reduction in Net Assets the aggregate amount of distributions to the Company’s shareholders is now expected to be in the range of $4.63 to $4.70 per share of Common Stock.  As noted elsewhere in this Quarterly Report on Form 10-Q, the actual amount and timing of future liquidating distributions cannot be predicted at this time and will depend upon a variety of factors, including, but not limited to, the ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s plan of complete liquidation and dissolution, including administrative costs during the liquidation period.

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

Sale of Chimes

On February 16, 2007, the Company sold to Diversity MSP, Inc. (“Diversity”), an affiliate of Axium International, Inc. (“Axium”), substantially all of the assets of the Company’s subsidiary, Chimes, Inc., excluding cash and marketable securities, for a purchase price of $80 million in cash (the “Chimes Asset Sale”). Subsequent to the sale, Diversity and Axium commenced litigation against the Company which was settled in December 2007, with the Company making a payment to Diversity of $175,000, the parties exchanging mutual releases and the lawsuit being discontinued with prejudice.   The foregoing litigation and settlement are described in more detail in Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

The Company realized a gain of $73.6 million on the Chimes Asset Sale.  The Chimes Asset Sale is a taxable transaction with respect to the Company to the extent of the gain realized.  It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain realized from the Chimes Asset Sale for regular Federal income tax purposes and otherwise incur approximately $1.3 million in alternative minimum taxes.

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

2. Contingencies and Estimates

The Company will continue to incur costs through the liquidation. Note 1 sets forth the current estimate of these costs. The Company will evaluate the assumptions, judgments and estimates that can have a significant impact during liquidation and make changes accordingly. In addition, the following contingencies should be noted:

($ in thousands)
Sale of the Commercial Services Business Unit, maximum contingent liability under asset purchase agreement, upon assertion of a claim within nine months after the date of the agreement.	$10,000

Based on the independent accounting firm’s determination and opinion (described in Note 1 above) and the payment by TEKsystems of the $481,000 referred to above, the Company and TEKsystems have agreed in principle to settle the litigation referred to above for no additional payment by either party to the other, the agreement by TEKsystems to bear the expense of certain charges by the independent accounting firm in the amount of approximately $10,000 and each party’s release of the other from any and all liability, obligations and claims either party may have against the other (including the indemnification claims asserted by TEKsystems against the Company) arising out of the Commercial Services APA.

The details of the above are described more fully elsewhere in this Quarterly Report on Form 10-Q.

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

In addition, the Company has been involved in litigation with TEKsystems the disposition of which is described in Note 1 above and in Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings).

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

The aggregate amount of distributions to our shareholders is expected to be in the range of $4.63 to $4.70 per share of Common Stock. However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distribution. Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

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

No changes occurred to the company’s outstanding stock options during the third quarter 2008.

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

As mentioned, liquidation accounting was adopted as of February 17, 2007, and as the result of operational losses, there is no provision from continuing operations for 2007.  As of the third quarter 2008, the Company did not accrue any additional tax liability due to the results from operations.  However, the Company did record $508 thousand in federal tax receivables and $909 thousand for various state tax receivables for refunds due to the filing of its December 31, 2007 tax returns and the resulting accrual-to-return adjustment.  The accrual-to-return adjustment was primarily attributable to deductible transaction costs.  The liability recorded on the balance sheet as of the third quarter 2008 primarily reflects the Company’s FIN 48 reserve offset by other tax amounts.

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

Financial Accounting Standard 48—Accounting for Uncertainty in Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. Including the cumulative effect for the adoption of FIN 48, at the beginning of 2007, the Company had approximately $1.3 million of total gross unrecognized tax benefits for federal and state purposes. The Income Taxes Payable balance at September 30, 2008 primarily represents the total federal and state gross unrecognized tax benefits of $1.3 million plus applicable interest and penalties of $500 thousand.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state, local and foreign income tax matters have been concluded for years through 2001. There are no material audits in process at this time.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued interest of approximately $90 thousand as of the third quarter 2008 for FIN48 related items.

10. Refundable Income Tax

The Quebec Government through Invest Quebec granted the Company’s Montreal Outsourcing Centre (“MOC”) a refundable tax credit on certain qualifying job positions in Information Technology. The outstanding receivables as of September 30, 2007 and 2006 include credits relating to 2005 and 2006. The Commercial Services Asset Sale included all of the capital stock of Computer Horizons (Canada) Corp. (“Canada Sub”) but, as noted above, specifically excluded the refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivables”). During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately C$4.3 million with respect to the Quebec Tax Receivable for 2005, (representing approximately C$4.4 million in tax credit and interest less a deduction for associated capital taxes of approximately C$114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of TEKsystem’s notice to the Company, the receipt by TEKsystems amounted to approximately US$4.4 million.    An additional US$665 thousand was booked during the third quarter of 2007 to recognize the increase in value of the 2005 tax credit due to the change in exchange rate since the Company’s last estimate of such value. On April 28, 2008, TEKsystems notified the Company that Canada Sub had received a payment from Revenu Quebec with respect to the 2006 Quebec Tax Receivable of approximately Canadian $5.6 million (representing approximately C$5.6 million in tax credit and interest less a deduction for associated capital taxes of approximately C$55 thousand).  Using the noon buying rate published by the Federal Reserve Bank of New York on April 28, 2008 (1.0158 Canadian $ per U.S. $), the 2006 credit equates to approximately US $5.5 million. See “Sale of Commercial” above and Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings) for an additional discussion of recent events surrounding the Quebec Tax Receivables.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Period Ended September 30, 2008

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

As of September 30, 2008, the Company had approximately $15.0 million in cash and cash equivalents and $13.0 million in working capital and no debt outstanding.

Background of Liquidation

Sale of RGII

On September 29, 2006, the Company sold its subsidiary, RGII Technologies, Inc., to Netstar-1, Inc. for $15.3 million in cash less a net asset adjustment of $215 thousand.  In connection with the sale, CHC retained all cash and cash equivalents of RGII, in the amount of $6.3 million.  The sale of RGII resulted in a net book loss on disposal of $4.8 million, including approximately $969 thousand in transaction costs as reported September 30, 2006.

Sale of Commercial

On February 16, 2007, the Company sold to TEKsystems, Inc. (“TEKsystems”), an affiliate of Allegis Group, Inc., all of the assets of its Commercial Services Business (as defined in the asset purchase agreement for the sale (the “Commercial Services APA”)), for a purchase price of $57 million in cash subject to a potential post-closing working capital adjustment to be based on the Final Net Working Capital of the Company as of the date of sale as finally determined (the “Commercial Services Asset Sale”).  Among the assets not included in the Commercial Services Asset Sale were refundable Province of Quebec tax credits (the “Quebec Tax Receivables”) for 2005 and 2006, owing to the Canadian subsidiary of the Company the stock of which was included in the sale, estimated at approximately $9.6 million, and the unit’s operating cash as of the date of the sale.

Subsequent to closing of the Commercial Services Asset Sale, disputes arose between the Company and TEKsystems over the amount of the Final Net Working Capital and related purchase price adjustment, and the actions of TEKsystems in failing to remit to the Company the full amount of the Quebec Tax Receivables that were received by the Canadian subsidiary and, instead, deducting Canadian taxes asserted to relate to receipt of the Quebec Tax Receivables and remitting only the balance.  TEKsystems also asserted claims for indemnification against the Company under the Commercial Services APA.  As previously reported and described in more detail in Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings), litigation commenced between the parties and was stayed pending determination of the amount of Final Net Working Capital by an independent accounting firm pursuant provisions of the Commercial Services APA.

Disposition of TEKsystems Matters

By letter dated September 30, 2008, the independent accounting firm (1) rendered its decision on the disputed matters submitted to it as described above, determining that the amount of Final Net Working Capital is approximately $23,114,000 or approximately $1,886,000 less than the targeted amount, and (2) also expressed its opinion that TEKsystems was entitled to deduct from the Quebec Tax Receivables for 2005 and 2006 received by it approximately $3,054,000 of what the independent accounting firm deemed to be Canadian taxes attributable to the receipt of that refund by TEKsystems and that, after taking into account the deduction of those Canadian taxes and the amount of the Final Net Working Capital as determined by the independent accounting firm and the prior payments made by TEKsystems to the Company, TEKsystems owed the Company a total of approximately $481,000.  TEKsystems paid the approximately $481,000 to the Company on October 7, 2008.

Based on the independent accounting firm’s determination and opinion and the payment by TEKsystems of the $481,000 referred to above, the Company and TEKsystems have agreed in principle to settle the litigation referred to above for no additional payment by either party to the other, the agreement by TEKsystems to bear the expense of certain charges by the independent accounting firm in the amount of approximately $10,000 and each party’s release of the other from any and all liability, obligations and claims either party may have against the other (including the indemnification claims asserted by TEKsystems against the Company) arising out of the Commercial Services APA.

As a result of the settlement described above, in the third quarter of 2008, the Company recorded the disposition of the refundable income tax credit, the deferred cash receipts, and the Net Working Capital adjustment.  The net result was a $2.7 million dollar reduction in Net Assets in Liquidation.  Based on this reduction in Net Assets the aggregate amount of distributions to the Company’s shareholders is now expected to be in the range of $4.63 to $4.70 per share of Common Stock.  As noted elsewhere in this Quarterly Report on Form 10-Q, the actual amount and timing of future liquidating distributions cannot be predicted at this time and will depend upon a variety of factors, including, but not limited to, the ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s plan of complete liquidation and dissolution, including administrative costs during the liquidation period.

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

Sale of Chimes

On February 16, 2007, the Company sold to Diversity MSP, Inc. (“Diversity”), an affiliate of Axium International, Inc. (“Axium”), substantially all of the assets of the Company’s subsidiary, Chimes, Inc., excluding cash and marketable securities, for a purchase price of $80 million in cash (the “Chimes Asset Sale”). Subsequent to the sale, Diversity and Axium commenced litigation against the Company which was settled in December 2007, with the Company making a payment to Diversity of $175,000, the parties exchanging mutual releases and the lawsuit being discontinued with prejudice.   The foregoing litigation and settlement are described in more detail in Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings),

The Company realized a gain of $73.6 million on the Chimes Asset Sale.  The Chimes Asset Sale is a taxable transaction with respect to the Company to the extent of the gain realized.  It is anticipated that the Company will have sufficient NOL carry-forwards to offset most of the gain realized from the Chimes Asset Sale for regular Federal income tax purposes and otherwise incur approximately $1.3 million in alternative minimum taxes.

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

Accrued Costs of Liquidation

Upon conversion to the liquidation basis of accounting, the Company accrued for the known costs to be incurred in liquidation, and has made subsequent adjustments and payments against these accounts, as follows:

		Recorded
	As Booked	prior to	Adjustments	Activity	Balance at
($ in thousands)	2/17/2007	2/17/2007*	to reserves	to date	9/30/2008
Lease Obligation	$1,324		290	(1,569)	45
Legal Fees	450		2,593	(1,882)	1,161
Professional Fees, including insurance	2,037		3,012	(4,609)	440
Human Resources	3,480	1,188	1,763	(6,216)	215
Systems-related	819		(285)	(511)	23
Misc.	900	295	(310)	(844)	41

Total	$9,010	1,483	7,063 **	(15,631)**	1,925

*        Accruals carry forward from operating period.

**      Adjustments to reserves totaled $7.1 million, and were primarily the result of revised estimates relating to the cost of professional services and human resource costs. (See “Sale of Commercial” and “Sale of Chimes” above, for a discussion of current legal proceedings.)  Activity to date represents actual costs incurred from February 17, 2007 to the present period.

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

Recent Developments

Disposition of TEKsystems Matters

As described above under “Sale of Commercial” and in Item 1 of Part II of this Quarterly Report on Form 10-Q (Legal Proceedings), the Company and TEKsystems, Inc. have been involved in litigation over the amount of a potential net working capital adjustment to the purchase price of the assets sold to TEKsystems in the Commercial Services Asset Sale, and the actions of TEKsystems in failing to remit to the Company the full amount of certain Quebec Tax Receivables received by it that were excluded from such sale and, instead, deducting Canadian taxes asserted to relate to the Quebec Tax Receivables and remitting only the balance to the Company, and TEKsystems has asserted certain indemnification claims against the Company.  The disputed matters related to the Final Net Working Capital adjustment were submitted to an independent accounting firm for determination in accordance with the asset purchase agreement governing the sale (the “Commercial Services APA”).  By letter dated September 30, 2008, the independent accounting firm (1) rendered its decision on the disputed matters submitted to it as described above, determining that the amount of Final Net Working Capital is approximately $23,114,000 or approximately $1,886,000 less than the targeted amount, and (2) also expressed its opinion that TEKsystems was entitled to deduct from the Quebec Tax Receivables for 2005 and 2006 received by it approximately $3,054,000 of what the independent accounting firm deemed to be Canadian taxes attributable to the receipt by TEKsystems of that refund and that, after taking into account the deduction of those Canadian taxes and the amount of the Final Net Working Capital as determined by the independent accounting firm and the prior payments made by TEKsystems to the Company, TEKsystems owed the Company a total of approximately $481,000.  TEKsystems paid the approximately $481,000 to the Company on October 7, 2008.

Based on the independent accounting firm’s determination and opinion and the payment by TEKsystems of the $481,000 referred to above, the Company and TEKsystems have agreed in principle to settle the litigation referred to above for no additional payment by either party to the other, the agreement by TEKsystems to bear the expense of certain charges by the independent accounting firm in the amount of approximately $10,000 and each party’s release of the other from any and all liability, obligations and claims either party may have against the other (including the indemnification claims asserted by TEKsystems against the Company) arising out of the Commercial Services APA.

As a result of the settlement described above, in the third quarter of 2008, the Company recorded the disposition of the refundable income tax credit, the deferred cash receipts, and the Net Working Capital adjustment.  The net result was a $2.7 million dollar reduction in Net Assets in Liquidation.  Based on this reduction in Net Assets, the aggregate amount of distributions to the Company’s shareholders is now expected to be in the range of $4.63 to $4.70 per share of Common Stock.  As noted elsewhere in this Quarterly Report on Form 10-Q, the actual amount and timing of future liquidating distributions cannot be predicted at this time and will depend upon a variety of factors, including, but not limited to, the ultimate settlement amounts of the Company’s liabilities and obligations, and actual costs incurred in connection with carrying out the Company’s plan of complete liquidation and dissolution, including administrative costs during the liquidation period.

Company Plans to “Go Dark”

The Company plans to ask its shareholders to approve a proposal to effect a reverse stock split of the Company’s outstanding Common Stock which, if approved, would reduce the number of record holders of the Company’s Common Stock to a number that would enable the Company to remove its Common Stock from registration under the Securities Exchange Act of 1934 (the “Exchange Act”).  If the reverse stock split proposal is approved by its shareholders, the Company intends to terminate its status as a reporting Company under the Exchange Act, thereby eliminating the requirement that the Company file periodic reports with the Securities and Exchange Commission (the “SEC”) and eliminating the expenses of being a reporting company.  On August 26, 2008, the Company filed a preliminary proxy statement with the SEC with respect to its next annual meeting of shareholders setting forth this and related proposals.  Shareholders of the Company are advised to read the Company’s preliminary proxy statement, including any amendments thereto, and definitive proxy statement, when available, in connection with the Company’s solicitation of proxies for the Company’s annual meeting at which these proposals will be voted upon because the proxy statements will contain important information about the Company and the proposals.  The definitive proxy statement will be mailed to shareholders of record as of a record date to be established for voting at the annual meeting.  Shareholders will also be able to obtain a copy of the proxy statement without charge, once available, at the SEC’s Internet site at http://www.sec.gov or by directing a request to Computer Horizons Corp., 2001 Route 46, Suite 310, Parsippany, New Jersey 07054, Attention: shareholder services.

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

The aggregate amount of distributions to our shareholders is expected to be in the range of $4.63 to $4.70 per share of Common Stock. However, uncertainties as to the ultimate amount of our liabilities make it impossible to predict with certainty the actual aggregate net amounts that will ultimately be available for distribution to shareholders or the timing of any such distribution. Such amount and timing will depend on a number of factors, several of which cannot be determined at this time, including:

•   The ultimate amount of our known, unknown and contingent debts and liabilities; and

•   The fees and expenses incurred by us in the liquidation of our assets and the dissolution of the Company.

As a result, the amount of cash remaining following completion of our liquidation and dissolution could vary significantly from our current estimates.

As of September 30, 2008, the Company had approximately $13.0 million in working capital, of which $15.0 million was cash and cash equivalents.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. However, the Company does recognize market risk from interest rate changes. The Company has financial instruments that are subject to interest rate risk. However, at September 30, 2008, the Company was debt-free. Historically, the Company has not experienced material gains or losses due to interest rate changes. However, a reduction in interest rates would reduce the interest income received by the Company on the cash and cash equivalents it holds.

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

Computer Horizons Corp. v. TEKsystems, Inc. (United States District Court, District of Maryland, Case No.: 1:07-CV- 02849 WMN)

This action relates to the Asset Purchase Agreement entered into as of November 7, 2006 by and among TEKsystems, Inc.(“TEKsystems”), Allegis Group, Inc., the Company (referred to therein as “Seller”), and others (the “Commercial Services APA”) under which the Company agreed to sell and TEKsystems agreed to purchase substantially all of the assets of the business of the Company’s Commercial Services Business Unit. Included among the assets was all of the capital stock of the Company’s Canadian subsidiary, Computer Horizons (Canada) Corp. (“Canada Sub”). Specifically excluded from the sale of assets and retained by the Company was a refundable income tax credit payable to Canada Sub by Revenu Quebec for the tax years 2005 and 2006 (the “Quebec Tax Receivables”). The closing of the sale of the assets under the Commercial Services APA occurred on February 16, 2007 (the “Closing Date”). Under the Commercial Services APA, TEKsystems agreed to promptly remit to the Company all amounts collected by TEKsystems after the closing in payment of the Quebec Tax Receivables.

During the third quarter of 2007, TEKsystems advised the Company that Canada Sub had received approximately Canadian $4.3 million with respect to the Quebec Tax Receivable for 2005 (representing approximately Canadian $4.4 million in tax credit and interest less a deduction for capital taxes of approximately Canadian $114 thousand). Using the exchange rate between the Canadian and United States dollars as of the day before the date of the notice from TEKsystems to the Company, the receipt by TEKsystems amounted to approximately US $4.4 million. TEKsystems remitted to the Company approximately $958 thousand, after deducting approximately $1.49 million for Canadian income taxes, $1.89 million as a purchase price adjustment under the Commercial Services APA, and $114 thousand for capital taxes. The Company recorded the $958 thousand as a deferred cash credit in the balance sheet as of September 30,  2007. After demands to remit the $4.3 million were ignored, on October 19, 2007, the Company commenced this action against TEKsystems, seeking damages for the failure of TEKsystems to remit the full amount of the Quebec Tax Receivable for 2005 to the Company, and a declaration that TEKsystems must remit to the Company the full amount of the Quebec Tax Receivable for 2006 to be received by Canada Sub from Revenu Quebec promptly upon such receipt.

On April 28, 2008, TEKsystems notified the Company that Canada Sub had received a payment from Revenu Quebec with respect to the 2006 Quebec Tax Receivable of Canadian $5.6 million consisting of a calendar year 2006 credit of Canadian $5.6 million less a calendar year 2006 capital tax of Canadian $55 thousand (which was withheld by Revenu Quebec from the payment).  In addition to the above payment, Canada Sub received a payment of interest on the 2006 credit of Canadian $7 thousand.  Using the noon buying rate published by the Federal Reserve Bank of New York on April 28, 2008 (1.0158 Canadian $ per U.S. $), the 2006 credit equates to US $5.5million.  TEKsystems remitted to the Company US $3.6 million representing the 2006 credit plus US $7 thousand of interest received on the 2006 credit after conversion at the exchange rate, minus US $55 thousand for capital taxes assessed by Revenu Quebec with respect to 2006 after conversion at the exchange rate, and minus US $1.9 million for income taxes payable on the 2006 credit and on the related interest calculated utilizing the above-referenced exchange rate.

The Commercial Services APA provides for a potential purchase price adjustment based on the Final Net Working Capital of the business sold thereunder as of the Closing Date. There were disputes between the Company and TEKsystems concerning certain items involved in the determination of Final Net Working Capital (and any purchase price adjustment). Under the Commercial Services APA, all such disputed items were to be determined by an independent accounting firm. The Company and TEKsystems submitted the disputed items to such independent accounting firm for determination, but TEKsystems failed to cooperate with the independent accounting firm and prevented it from determining the disputed items in calculating Final Net Working Capital. Accordingly, the Company filed an amended complaint on December 29, 2007 in this action, adding a third claim, i.e., for judgment ordering TEKsystems to cooperate promptly with the independent accounting firm in its determination of the disputed items in the calculation of Final Net Working Capital.

By answer filed January 14, 2008, TEKsystems denied any liability under the three claims in the Company’s amended complaint and alleged four counterclaims against the Company for its purported breaches of warranties and representations in the Commercial Services APA, including two counterclaims demanding a declaration that the Company must indemnify TEKsystems for legal fees and any judgment against TEKsystems should it be sued as a successor to the Company by plaintiffs that have brought actions against the Company, a counterclaim for a declaration that the Company must indemnify TEKsystems in the event it is held to owe any taxes by reason of a notice sent by an employee of the Company to taxing authorities, and a counterclaim for the purported legal fees incurred by TEKsystems and the amount by which it allegedly reduced a receivable in settling a dispute with the Iowa Health Systems, Inc. (“IHS”) over the receivable that IHS owed.  The counterclaims sought to have the court impose a constructive trust over the Company’s assets to remedy the alleged breaches of the Commercial Services APA by the Company. By reply filed February 27, 2008, the Company denied the substantive allegations contained in the counterclaims.

On February 27, 2008, the Company served a motion in this action to compel TEKsystems to arbitrate the disputed matters in the calculation of Final Net Working Capital before the independent accounting firm and to compel TEKsystems to cooperate promptly with the firm in its determination of the disputed matters. This motion was granted by the court’s order entered April 24, 2008, and such order also stayed the action, “pending the issuance of a written determination of Net Working Capital” by the independent accounting firm.

See below for a description of the disposition of this matter.

TEKsystems Canada , Inc. v. Computer Horizons Corp. (United States District Court, District of Maryland, Case No.: 1:08-CV-00209 WMN)

On January 24, 2008, Canada Sub, now known as TEKsystems Canada, Inc., filed this action against the Company, alleging four claims: (1) for judgment in the amount of Canadian income taxes that Canada Sub claims is owed for its receipt of the Quebec Tax Receivable for 2005, i.e., Canadian$1,495,139, and a declaration that the Company will be liable for the amount of Canadian income taxes that will allegedly be owed upon and for Canada Sub’s future receipt of the Quebec Tax Receivable for 2006, i.e., Canadian$1,890,559, (2) for judgment in the amount of Canadian$113,854, and a declaration that the Company will be liable for at least Canadian$54,973, and Canadian$25,062 in Canadian provincial capital taxes, penalties, and interest that Canada Sub alleges it owes or will owe for, respectively, 2005, 2006, and the period January 1, 2007 through February 16, 2007, (3) for a judgment for Canada Sub’s alleged loss of tax attributes in the amount of Canadian$12,889,974 by the method by which an intercompany note made payable by Canada Sub to the Company was allegedly contributed, and (4) for a declaration that the Company will be liable for the amount that Canada Sub may allegedly owe under a purported payroll tax audit. The complaint sought to have the court impose a constructive trust over the assets of the Company to remedy its purportedly “inequitable conduct.”

On February 27, 2008, the Company filed its answer to the complaint in this action, denying the substantive allegations of the complaint.

On February 27, 2008, the Company filed a motion in this action to stay proceedings on Canada Sub’s first two claims in its complaint, i.e., (1) for the amounts of the taxes allegedly owed for the receipt of the Quebec Tax Receivable for 2005 and allegedly will be owed upon and for Canada Sub’s future receipt of the Quebec Tax Receivable for 2006 and (2) for the amounts of the purported Canadian provincial capital taxes owed for 2005, 2006, and the period January 1, 2007 through February 16, 2007, pending completion of the arbitration between TEKsystems and the Company before the independent accounting firm. This motion was in substance granted by the order entered April 24, 2008, mentioned above, in which the court stayed the consolidated action (i.e., the action brought by Canada Sub against the Company in the United States District Court for the District of Maryland), “pending the issuance of a written determination of Net Working Capital” by the independent accounting firm.

By stipulations between counsel for the parties in this action and the above described action commenced by the Company in the District of Maryland and order of the Court dated February 27, 2008, the two actions in the District of Maryland were consolidated.

Disposition of TEKsystems Matters.

By letter dated September 30, 2008, the independent accounting firm (1) rendered its decision on the disputed matters submitted to it as described above, determining that the amount of Final Net Working Capital is approximately $23,114,000 or approximately $1,886,000 less than the targeted amount, and (2) also expressed its opinion that TEKsystems was entitled to deduct from the Quebec Tax Receivables for 2005 and 2006 received by it approximately $3,054,000 of what the independent accounting firm deemed to be Canadian taxes attributable to the receipt by TEKsystems of that refund and that, after taking into account the deduction of those Canadian taxes and the amount of the Final Net Working Capital as determined by the independent accounting firm and the prior payments made by TEKsystems to the Company, TEKsystems owed the Company a total of approximately $481,000.  TEKsystems paid the approximately $481,000 to the Company on October 7, 2008.

Based on the independent accounting firm’s determination and opinion and the payment by TEKsystems of the $481,000 referred to above, the Company and TEKsystems have agreed in principle to settle the litigation referred to above for no additional payment by either party to the other, the agreement by TEKsystems to bear the expense of certain charges by the independent accounting firm in the amount of approximately $10,000 and each party’s release of the other from any and all liability, obligations and claims either party may have against the other (including the indemnification claims asserted by TEKsystems against the Company) arising out of the Commercial Services APA.

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

The Company plans to terminate its obligation to file periodic reports with the SEC.

The Company plans to ask its shareholders to approve a proposal to effect a reverse stock split of the Company’s outstanding Common Stock which, if approved, would reduce the number of record holders of the Company’s Common Stock to a number that would enable the Company to remove its Common Stock from registration under the Exchange Act. If the reverse stock split proposal is approved by its shareholders, the Company intends to terminate its status as a reporting Company under the Exchange Act, thereby eliminating the requirement that the Company file periodic reports with the SEC.

Item 6.    Exhibits

Exhibits
*31.1—	CEO Certification required by Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934.
*31.2—	CFO Certification required by Rule 13a-15(e)/15d-15(e) under the Securities Exchange Act of 1934.
*32.1—	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2—	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER HORIZONS CORP.
(Registrant)

DATE: November 13, 2008	/s/ DENNIS CONROY
Dennis Conroy, President and CEO (Principal Executive Officer)

DATE: November 13, 2008	/s/ BARBARA RODRIGUEZ
Barbara Rodriguez, Chief Financial Officer (Principal Financial and Accounting Officer)